Form 10-Q
period 1997-03-31
HOMECOM COMMUNICATIONS INC
filed 1997-06-20
CIK 1021226

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                for the quarterly period ended March 31, 1997


                        Commission File Number 0-29204


                         HomeCom Communications, Inc.
            (Exact name of Registrant as specified in its charter)

              Delaware                               58-2153309
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      Building 14, Suite 100, 3535 Piedmont Road, Atlanta, Georgia 30305
            (Address of principal executive offices and zip code)

                                (404)237-4646
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) and has been subject to such filing requirements for the past 90 days.

Yes          No   X
   -------     -------

        As of June 19, 1997, there were 2,956,396 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

                         HOMECOM COMMUNICATIONS, INC.

                              TABLE OF CONTENTS



                                                                     PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:


                 1) Balance Sheets as of March 31, 1997 and            3
                    December 31, 1996

                 2) Statements of Operations for the three months      4
                    ended March 31, 1997 and 1996

                 3) Statements of Cash Flows for the three months      5
                    ended March 31, 1997 and 1996

                 4) Notes to Financial Statements                      6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     8
                 CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security          13
                 Holders

         ITEM 6. Exhibits and Reports on Form 8-K                     13

Signatures                                                            14
Exhibit Index                                                         15



PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



HOMECOM COMMUNICATIONS, INC.
BALANCE SHEETS
AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                                          MARCH 31,          DECEMBER 31,
                                                                                             1997               1996
                                                                                         ------------        ----------
                                                                                          (UNAUDITED)          (AUDITED)
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                                              $     9,435        $  332,377
   Accounts receivable, net of allowance for uncollectible accounts of $96,345                804,294           488,254
     and $106,845 as of March 31, 1997 and December 31, 1996, respectively
   Other current assets                                                                         2,366               621
                                                                                          -----------        ----------
          Total current assets                                                                816,095           821,252
FURNITURE, FIXTURES AND EQUIPMENT, NET                                                        366,947           359,260
SOFTWARE DEVELOPMENT COSTS, NET                                                               136,472            81,520
DEPOSITS                                                                                       58,391            57,527
DEFERRED OFFERING COSTS                                                                       426,963           406,963
                                                                                          -----------        ----------
          Total assets                                                                    $ 1,804,868        $1,726,522
                                                                                          ===========        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $   650,181        $  649,794
   Accrued salaries and payroll taxes payable                                                 411,584           309,377
   Accrued vacation                                                                            14,935            14,935
   Current portion of notes payable to stockholders                                         1,219,904           989,904
   Current portion of note payable to bank                                                     12,126            13,614
   Unearned revenue                                                                           271,386           133,170
   Current portion of obligations under capital leases                                         14,145            15,140
                                                                                          -----------        ----------
          Total current liabilities                                                         2,594,261         2,125,934

NOTE PAYABLE TO STOCKHOLDERS AND AFFILIATES                                                    54,189            55,677
NOTE PAYABLE TO BANK                                                                           46,035            47,032
OTHER LIABILITIES                                                                              67,922            73,424
OBLIGATIONS UNDER CAPITAL LEASES                                                               37,780            45,124
                                                                                          -----------        ----------
          Total liabilities                                                                 2,800,187         2,347,191
                                                                                          -----------        ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized,                                  192               192
          1,923,063 shares issued and outstanding
   Additional paid-in capital                                                                 472,726           472,726
   Subscriptions receivable                                                                  (468,004)         (468,004)
   Accumulated deficit                                                                     (1,000,233)         (625,583)
                                                                                          -----------        ----------
          Total stockholders' deficit                                                        (995,319)         (620,669)
                                                                                          -----------        ----------
          Total liabilities and stockholders' deficit                                     $ 1,804,868        $1,726,522
                                                                                          ===========        ==========


The accompanying notes are an integral part of these financial statements.

HOMECOM COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             -------------------------
                                                                1997          1996
                                                             ----------    ----------
                                                            (UNAUDITED)    (UNAUDITED)
NET SALES:
    Service sales                                             $  893,145    $  271,617
    Equipment sales                                               16,032            --
                                                              ----------    ----------
          Total net sales                                        909,177       271,617
                                                              ----------    ----------
COST OF SALES:
    Cost of services                                             332,106        46,392
    Cost of equipment sold                                         8,787            --
                                                              ----------    ----------
          Total cost of sales                                    340,893        46,392
                                                              ----------    ----------
GROSS PROFIT                                                     568,284       225,225
                                                              ----------    ----------

OPERATING EXPENSES:
    Sales and marketing                                          297,249        71,443
    Product development                                           47,639        17,000
    General and administrative                                   543,031       114,803
    Depreciation and amortization                                 35,364        10,104
                                                              ----------    ----------
          Total operating expenses                               923,283       213,350
                                                              ----------    ----------
OPERATING INCOME (LOSS)                                         (354,999)       11,875


OTHER EXPENSES (INCOME)
    Interest expense                                              20,524         1,567
    Other expense (income), net                                     (873)          (82)
                                                              ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                               (374,650)       10,390

INCOME TAXES                                                          --            --
                                                              ----------    ----------

NET INCOME (LOSS)                                             $ (374,650)   $   10,390
                                                              ==========    ==========

NET INCOME(LOSS) PER SHARE                                    $    (0.19)   $     0.01
                                                              ==========    ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  1,928,438     1,850,446
                                                              ==========    ==========





The accompanying notes are an integral part of these financial statements.

HOMECOM COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                         1997            1996
                                                                                      ----------      ----------
                                                                                      (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $(374,650)       $  10,390
   Adjustments to reconcile net income (loss) to
       cash provided by (used in) operating activities:
            Depreciation                                                                 28,158           10,104
            Amortization                                                                  9,868               --
            Provision for bad debts                                                     (10,500)              --
            Deferred rent expense                                                        (5,502)              --
            Change in operating assets and liabilities:
                Accounts receivable                                                    (305,540)         (32,661)
                Other current assets                                                     (1,745)          (4,907)
                Deposits                                                                   (864)         (50,000)
                Accounts payable and accrued expenses                                       387           27,990
                Accrued salaries and payroll taxes payable                              102,207           47,973
                Unearned revenue                                                        138,216            5,369
                                                                                      ---------        ---------
       Net cash provided by (used in) operating activities                             (419,965)          14,258
                                                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment                                         (21,251)        (169,364)
  Software development costs                                                            (57,614)              --
                                                                                      ---------        ---------
       Net cash used in investing activities                                            (78,865)        (169,364)
                                                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs                                                    (20,000)              --
  Proceeds from note payable                                                                 --           68,154
  Repayment of note payable                                                              (2,485)              --
  Proceeds from notes payable to stockholders                                           270,000          300,000
  Repayment of notes payable to stockholders                                            (41,488)          (1,316)
  Repayment of capital lease obligations                                                (30,139)              --
                                                                                      ---------        ---------
       Net cash provided by financing activities                                        175,888          366,838
                                                                                      ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (322,942)         211,732

CASH AND CASH EQUIVALENTS at beginning of period                                        332,377          129,095
                                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS at end of period                                            $   9,435        $ 340,827
                                                                                      =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION AND NON CASH INVESTING AND
  FINANCING ACTIVITIES:
       Cash paid during the period for interest                                       $     723        $   1,701
                                                                                      =========        =========

       During the three month period ended March 31, 1997, capital lease obligations of
       $21,800 were incurred when the Company entered into leases on computer equipment.




The accompanying notes are an integral part of these financial statements.

                        NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-12219), which was declared effective by the Securities and Exchange Commission on May 6, 1997.

2. Stock Offering

     In May 1997, the Company completed an initial public offering of its common stock. The Company issued 1,000,000 shares at an initial public offering price of $6.00 per share. The total proceeds of the offering, net of underwriting discounts, commissions and offering expenses, were approximately $4,722,500. The Company used a portion of the proceeds from the initial public offering to repay outstanding principal amounts of approximately $1,300,000 loaned to the Company by stockholders and affiliates plus accrued interest of approximately $65,000. The Company issued 33,333 shares of common stock as payment in full of the outstanding principal balance of a $200,000 loan from an investor.

3.  Net Income (Loss) Per Share

     Net income (loss) per common share is based on the Company's common stock and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants (calculated using the treasury stock method at the initial public offering rice of $6.00 per share). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the assumed initial public offering price per share and stock options issued with exercise prices below such price during the twelve-month period preceding the date of the initial filing of the registration statement have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods presented. All per share data has been retroactively adjusted to reflect the 93.07-for-one stock split approved by the Board of Directors on September 11, 1996 and effective September 11, 1996.

4.  Income Taxes

     There was no provision for or cash payment of income taxes for the three months ended March 31, 1997 and 1996, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1997, and, prior to February 9, 1996, the Company qualified as an S Corporation for federal and state income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Registration Statement on Form S-1 (File No. 333-12219) which was declared effective by the Securities and Exchange Commission on May 6, 1997.

GENERAL

     The Company generates revenues through Internet and Intranet customized software application development, web site development, web site hosting services, computer hardware resales, consulting services and fees charged for the maintenance of web sites. Most customized software application projects are generally completed within six to eight weeks, although certain past, current and future projects have taken and are expected to take longer to complete. Revenues on customized application and web site development projects are recognized using the percentage of completion method. Web site maintenance and hosting revenues represent recurring revenues and are deferred and recognized ratably over the period.

     During the three month period ended March 31, 1997, expenses exceeded net sales as the Company continued to develop its products and services, institute its marketing and sales programs and implement the operational and administrative support structure necessary to support its business. HomeCom expects to continue to experience increased operating expenses and capital investments during 1997 as it continues to expand its infrastructure to support its growth.

     The Company's revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results. The Company historically has operated with no significant backlog because its services are provided as requested by customers. As a result, revenues in any quarter are substantially affected by the amount of services requested by its customers. Moreover, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in revenues in any particular quarter. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects, could require the Company to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition. Because the Company will continue to develop and market new products and services, the results of operations for the quarters ended March 31, 1996 and 1997 are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

     Net Sales. Net sales increased 234.7% from $271,617 in the first three months of 1996 to $909,177 in the first three months of 1997. Revenues from service sales increased 228.8% from $271,617 in the first three months of 1996 to $893,145 in the first three months of 1997. This increase of $621,528 is primarily attributable to increases in hosting revenues of $165,784 and Web site development and customized applications revenues of $386,680. Revenues from equipment sales were $16,032 during the first three months of 1997.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $46,392, or 17.1% of service revenues in the first three months of 1996 to $332,106, or 37.2% of service revenues in the first three months of 1997. This increase reflects the Company's significant increase in payroll costs associated with the hiring of additional technical personnel. Increases in the Company's personnel costs as a percentage of sales also reflects higher costs incurred to attract and retain Internet software development professionals, and a change in the mix of products and services sold.

     Gross Profit. Gross profit increased by $343,059 from $225,225 in the first three months of 1996 to $568,284 in the first three months of 1997. Gross profit margins decreased from 82.9% during the first three months of 1996 to 62.5% during the first three months of 1997. This decrease as a percentage of revenues primarily reflects increased costs incurred by the Company for technical personnel and a change in the mix of products and services sold.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertisement and promotional marketing materials, travel and telephone charges. Sales and marketing expenses increased 316.1% from $71,443 in the first three months of 1996 to $297,249 in the first three months of 1997. This increase was primarily attributable to an increase in the size of the Company's sales force. As a percentage of revenues, these expenses increased from 26.3% of revenues in the first three months of 1996 to 32.7% of revenues in the first three months of 1997. The Company intends to increase marketing expenditures in 1997, but generally anticipates that sales and marketing expenses, as a percentage of revenues, will not increase materially above current levels.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry. As a consequence, the Company has increased expenditures on product development primarily through the employment of additional development personnel. Total expenditures for product development were $105,253, or 11.6% of net sales in the first three months of 1997, of which $57,614 were capitalized. This compares to total product development expenditures of $17,000, or 6.3% of sales, in the first three months of 1996, none of which were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $114,803 in the first three months of 1996 to $543,031 in the first three months of 1997. As a percentage of net sales, these expenses increased from 42.3% in the first three months of 1996 to 59.7% in the first three months of 1997. This increase as a percentage of net sales reflects primarily increases for operational and administrative support personnel incurred to support anticipated growth. The Company expects to experience continuing increases in general and administrative expenses during 1997 as it continues to develop the infrastructure required to support anticipated future growth.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment and equipment under capital leases. Depreciation and amortization increased from $10,104, or 3.7% of revenues in the first three months of 1996 to $35,364, or 3.9% in the first three months of 1997, reflecting increased expenditures on capital equipment. The Company expects additional capital investments during 1997 as it continues to develop the infrastructure needed to support higher levels of operations.

     Interest Expense. Interest expense increased from $1,567 in the first three months of 1996 to $20,524 during the first three months of 1997, principally reflecting increased debt levels associated with notes payable to investors entered into in 1996.

     Income Taxes. The Company has not paid income taxes to date because it has not had taxable income. Net operating loss carryforwards are recorded as a deferred tax asset with a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's current primary focus is on increasing revenues and expanding operations. The Company continues to hire additional personnel and increase expenses related to administration, production, technical resources, marketing, customer support and infrastructure to enhance and expand its operations.

     Net cash used in operating activities was $419,965 for the three month period ended March 31, 1997. As of March 31, 1997, the Company had a working capital deficit of $1,778,166. The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders and affiliates. Net cash provided by financing activities was $175,888 and $366,838 during the three month periods ended March 31, 1997 and 1996, respectively. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The proceeds from the initial public offering were approximately $4,722,500, net of underwriting discounts, commissions and expenses of the offering. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates.

     The Company spent $21,251 and $169,364 during the three month periods ended March 31, 1997 and 1996, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for HomeCom to increase its presence in the Internet and Intranet applications marketplace.

     The Company's commitments as of March 31, 1997 consisted primarily of a five year lease on its headquarters facility, a promissory note commitment to Harvey Sax, the Company's Chief Executive Officer, in the principal amount of approximately $54,189, a loan commitment to a financial institution in the amount of approximately $58,161, and promissory note commitments to outside investors in the aggregate principal amount of approximately $1,219,904. The promissory note commitments to Harvey Sax and to outside investors have been
repaid with the proceeds from the initial public offering.   At March 31, 1997,
there were no material commitments for capital expenditures.

     In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. ("HISS"), a Delaware corporation formed in July 1996 to provide Internet and Intranet security system consulting services. In the transaction, the former holders of HISS's capital stock received the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001 (each, an "Annual Earnout"). Each Annual Earnout will be one-fourth of an amount equal to 30% of HISS's gross revenues for the 12 month period ending December 31, 1997; provided, however, that (i) the amount of each Annual Earnout will be limited to the amount of HISS's net profits for the 12-month period ended December 31 immediately preceding the payment date (the "Profit Cap"), (ii) amounts not paid in a year as a result of the Profit Cap will be carried forward to the subsequent year, and (iii) amounts not paid in the fourth year as a result of the Profit Cap will be forfeited. Each Annual Earnout can be paid in whole or in part in cash or, at HomeCom's option, in shares of Common Stock based upon the average trading price of the Common Stock for the ten trading days immediately preceding payment of the Annual Earnout. An Annual Earnout will not be paid if the recipient is then in violation of the non-solicitation and non-competition provisions contained in the Stock Purchase Agreement to which the former holders of HISS's capital stock are subject. Roger Nebel, Vice President and a director of the Company, owned 48% of HISS's outstanding capital stock and will be entitled to receive 48% of the Annual Earnouts. HISS was merged with and into the Company on September 11, 1996.

     The Company believes that its current cash balances, credit line, cash flow from operations and the net proceeds of its initial public offering will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. The Company may from time to time issue debt or equity securities and otherwise raise long-term capital to finance the expansion of its business.

     Accounts receivable, net of allowance for doubtful accounts, totaled $804,294 as of March 31, 1997. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Effective March 7, 1997, the stockholders of HomeCom
Communications, Inc. approved the adoption of the HomeCom Communications, Inc. Employee Stock Purchase Plan by unanimous written consent in lieu of a special meeting. Holders of 1,923,063 shares of common stock, representing all of the issued and outstanding common stock at that time, executed the written consent.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            27 Financial Data Schedule (For SEC use only)

     (b)    Reports on Form 8-K

            None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HomeCom Communications, Inc.


Date:  June 20, 1997                            /s/ Harvey W. Sax
     --------------------                       ----------------------------
                                                President and
                                                Chief Executive Officer


Date:  June 20, 1997                            /s/ Norman H. Smith
     --------------------                       ----------------------------
                                                Vice President Finance and
                                                Administration
                                                (Principal Financial Officer)


Date:  June 20, 1997                            /s/ Vinod Keni
     --------------------                       ----------------------------
                                                Corporate Controller
                                                (Principal Accounting Officer)

                         HOMECOM COMMUNICATIONS, INC.

                                EXHIBIT INDEX







Exhibit
Number                          Description                     Page
-------                         -----------                     ----




27              Financial Data Schedule (For SEC Use only)