Form 10-Q
period 1997-06-30
HOMECOM COMMUNICATIONS INC
filed 1997-08-14
CIK 1021226

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-29204

                          HOMECOM COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                       58-2153309
       (State or Other Jurisdiction of               (I.R.S. Employer Identification No.)
        Incorporation or Organization)

                            BUILDING 14, SUITE 100,
                               3535 PIEDMONT ROAD
                             ATLANTA, GEORGIA 30305
             (Address of principal executive offices and zip code)

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

                         Yes  [X]               No  [ ]

     As of August 13, 1997, there were 2,956,396 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

================================================================================

                          HOMECOM COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS:

                   1) Balance Sheets as of June 30, 1997 and December 31,
                      1996.....................................................   2

                   2) Statements of Operations for the three and six months
                      ended June 30, 1997 and 1996.............................   3

                   3) Statements of Cash Flows for the six months ended June
                      30, 1997 and 1996........................................   4

                   4) Notes to Financial Statements............................   5

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS...................................   6

PART II.  OTHER INFORMATION

          ITEM 6.  Exhibits and Reports on Form 8-K............................   11

Signatures.....................................................................   12

Exhibit Index..................................................................   13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,519,019    $  332,377
  Accounts receivable, net of allowance for uncollectible
     accounts of $150,557 and $106,845 as of June 30, 1997
     and December 31, 1996, respectively....................      967,673       488,254
  Other current assets......................................       36,682           621
                                                              -----------    ----------
          Total current assets..............................    3,523,374       821,252
FURNITURE, FIXTURES AND EQUIPMENT, NET......................      510,964       359,260
SOFTWARE DEVELOPMENT COSTS, NET.............................      105,351        81,520
DEPOSITS....................................................       56,029        57,527
DEFERRED OFFERING COSTS.....................................           --       406,963
                                                              -----------    ----------
          Total assets......................................  $ 4,195,718    $1,726,522
                                                              -----------    ----------
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   402,936    $  649,794
  Accrued salaries and payroll taxes payable................      407,494       309,377
  Accrued vacation..........................................       14,935        14,935
  Current portion of notes payable to stockholders..........           --       989,904
  Current portion of note payable to bank...................       12,126        13,614
  Unearned revenue..........................................      273,181       133,170
  Current portion of obligations under capital leases.......        9,811        15,140
                                                              -----------    ----------
          Total current liabilities.........................    1,120,483     2,125,934
NOTE PAYABLE TO STOCKHOLDERS AND AFFILIATES.................           --        55,677
NOTE PAYABLE TO BANK........................................           --        47,032
OTHER LIABILITIES...........................................       62,420        73,424
OBLIGATIONS UNDER CAPITAL LEASES............................       27,692        45,124
                                                              -----------    ----------
          Total liabilities.................................    1,210,595     2,347,191
                                                              -----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 15,000,000 shares
     authorized, 2,956,396 and 1,923,063 shares issued and
     outstanding at June 30, 1997 and December 31, 1996,
     respectively...........................................          296           192
  Additional paid-in capital................................    5,370,212       472,726
  Subscriptions receivable..................................     (468,004)     (468,004)
  Accumulated deficit.......................................   (1,917,381)     (625,583)
                                                              -----------    ----------
          Total stockholders' equity (deficit)..............    2,985,123      (620,669)
                                                              -----------    ----------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 4,195,718    $1,726,522
                                                              -----------    ----------

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                               -----------------------    ------------------------
                                                  1997         1996          1997          1996
                                               ----------   ----------    -----------   ----------
NET SALES:
  Service sales..............................  $  707,426   $  423,990    $ 1,600,571   $  695,607
  Equipment sales............................         971      121,699         17,003      121,699
                                               ----------   ----------    -----------   ----------
          Total net sales....................     708,397      545,689      1,617,574      817,306
                                               ----------   ----------    -----------   ----------
COST OF SALES:
  Cost of services...........................     362,602       72,629        694,708      119,021
  Cost of equipment sold.....................         777       77,476          9,564       77,476
                                               ----------   ----------    -----------   ----------
          Total cost of sales................     363,379      150,105        704,272      196,497
                                               ----------   ----------    -----------   ----------
GROSS PROFIT.................................     345,018      395,584        913,302      620,809
                                               ----------   ----------    -----------   ----------
OPERATING EXPENSES:
  Sales and marketing........................     237,861      146,092        535,110      217,535
  Product development........................     150,377        9,581        198,016       26,581
  General and administrative.................     814,574      272,478      1,357,605      387,281
  Depreciation and amortization..............      45,243       17,844         80,607       27,948
                                               ----------   ----------    -----------   ----------
          Total operating expenses...........   1,248,055      445,995      2,171,338      659,345
                                               ----------   ----------    -----------   ----------
OPERATING LOSS...............................    (903,037)     (50,411)    (1,258,036)     (38,536)
OTHER EXPENSES (INCOME)
  Interest expense...........................      33,141       14,009         53,665       15,576
  Other expense (income), net................     (19,030)          82        (19,903)          --
                                               ----------   ----------    -----------   ----------
LOSS BEFORE INCOME TAXES.....................    (917,148)     (64,502)    (1,291,798)     (54,112)
INCOME TAXES.................................          --           --             --           --
                                               ----------   ----------    -----------   ----------
NET LOSS.....................................  $ (917,148)  $  (64,502)   $(1,291,798)  $  (54,112)
                                               ----------   ----------    -----------   ----------
NET LOSS PER SHARE...........................  $    (0.35)  $    (0.03)   $     (0.57)  $    (0.03)
                                               ----------   ----------    -----------   ----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING................................   2,584,326    1,866,067      2,268,134    1,866,067
                                               ----------   ----------    -----------   ----------

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1997         1996
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,291,798)  $ (54,112)
  Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
     Depreciation...........................................       80,607      27,948
     Amortization...........................................        5,324          --
     Provision for bad debts................................       43,712      10,015
     Deferred rent expense..................................      (11,004)     29,421
     Change in operating assets and liabilities:
       Accounts receivable..................................     (523,131)   (185,867)
       Other current assets.................................      (36,061)       (673)
       Deposits.............................................        1,498     (50,000)
       Accounts payable and accrued expenses................     (223,438)     59,714
       Accrued salaries and payroll taxes payable...........       98,117      93,615
       Accrued vacation.....................................           --      22,279
       Unearned revenue.....................................      140,011     105,562
                                                              -----------   ---------
     Net cash provided by (used in) operating activities....   (1,716,163)     57,902
                                                              -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............     (210,511)   (284,042)
  Software development costs................................      (29,155)    (19,881)
                                                              -----------   ---------
     Net cash used in investing activities..................     (239,666)   (303,923)
                                                              -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs........................     (438,867)         --
  Proceeds from note payable................................           --      70,000
  Repayment of note payable.................................      (48,520)     (4,635)
  Proceeds from notes payable to stockholders...............      490,000     399,904
  Repayment of notes payable to stockholders................   (1,335,581)     (2,281)
  Repayment of capital lease obligations....................      (44,561)         96
  Proceeds from sale of stock, net of underwriting discounts
     and commissions........................................    5,520,000          --
                                                              -----------   ---------
     Net cash provided by financing activities..............    4,142,471     463,084
                                                              -----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    2,186,642     217,063
CASH AND CASH EQUIVALENTS at beginning of period............      332,377     129,095
                                                              -----------   ---------
CASH AND CASH EQUIVALENTS at end of period..................  $ 2,519,019   $ 346,158
                                                              -----------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON
  CASH INVESTING AND FINANCING ACTIVITIES:
  Cash paid during the period for interest..................  $    53,664   $   3,383
                                                              -----------   ---------

     During the six month period ended June 30, 1997, capital lease obligations of $21,800 were incurred when the Company entered into leases on computer equipment.

     During the six month period ended June 30, 1997, the Company issued 33,333 shares of common stock in satisfaction of a $200,000 note payable to stockholder.

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of HomeCom Communications, Inc. (the "Company") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-12219), which was declared effective by the Securities and Exchange Commission on May 6, 1997.

2.  STOCK OFFERING

     In May 1997, the Company completed an initial public offering of its common stock. The Company issued 1,000,000 shares at an initial public offering price of $6.00 per share. The total proceeds of the offering, net of underwriting discounts, commissions and offering expenses, were approximately $4,700,000. The Company used a portion of the proceeds from the initial public offering to repay outstanding principal amounts of approximately $1,300,000 loaned to the Company by stockholders and affiliates plus accrued interest of approximately $65,000. The Company issued 33,333 shares of common stock as payment in full of the outstanding principal balance of a $200,000 loan from an investor.

3.  NET LOSS PER SHARE

     Net loss per common share is based on the Company's common stock and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants (calculated using the treasury stock method at the initial public offering price of $6.00 per share). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the initial public offering price per share and stock options issued with exercise prices below such price during the twelve-month period preceding the date of the initial filing of the registration statement have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods presented. All per share data has been retroactively adjusted to reflect the 93.07-for-one stock split approved by the Board of Directors on September 11, 1996 and effective September 11, 1996.

4.  INCOME TAXES

     There was no provision for or cash payment of income taxes for the six months ended June 30, 1997 and 1996, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1997, and, prior to February 9, 1996, the Company qualified as a S Corporation for federal and state income tax purposes.

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

     During the six month period ended June 30, 1997, expenses exceeded net sales as the Company continued to develop its products and services, institute its marketing and sales programs and implement the operational and administrative support structure necessary to support its business. The Company anticipates that it will continue to incur losses as it develops its products and markets and continues to build its corporate infrastructure.

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

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Sales. Net sales increased 29.8% from $545,689 in the second quarter of 1996 to $708,397 in the second quarter of 1997. Revenues from service sales increased 66.8% from $423,990 in the second quarter of 1996 to $707,426 in the second quarter of 1997. This increase of $283,436 is primarily attributable to increases in hosting revenues of approximately $199,000 and security consulting revenues of approximately $86,000. Revenues from equipment sales were $971 during the second quarter of 1997.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $72,629, or 13.3% of revenues in the second quarter of 1996 to $362,602, or 51.2% of revenues in the second quarter of 1997. This increase reflects the Company's significant increase in payroll costs associated with the hiring of additional technical personnel. Increases in the Company's cost of sales as a percentage of sales reflects the hiring of technical personnel to create available capacity for anticipated revenue growth.

     Gross Profit. Gross profit decreased by $50,566 from $395,584 in the second quarter of 1996 to $345,018 in the second quarter of 1997. Gross profit margins decreased from 72.5% during the second quarter of 1996 to

48.7% during the second quarter of 1997. This decrease as a percentage of revenues primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertisement and promotional marketing materials, travel and telephone charges. Sales and marketing expenses increased 62.8% from $146,092 in the second quarter of 1996 to $237,861 in the second quarter of 1997. This increase was primarily attributable to an increase in advertising and marketing expenses. As a percentage of revenues, these expenses increased from 26.8% of revenues in the second quarter of 1996 to 33.6% of revenues in the second quarter of 1997.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry. As a consequence, the Company has increased expenditures on product development primarily through the employment of additional development personnel. Total expenditures for product development were $165,128, or 23.3% of net sales in the second quarter of 1997, of which $14,751 were capitalized. This compares to total product development expenditures of $29,462, or 5.4% of sales, in the second quarter of 1996, of which $19,881 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $272,478 in the second quarter of 1996 to $814,574 in the second quarter of 1997. As a percentage of net sales, these expenses increased from 49.9% in the second quarter of 1996 to 115.0% in the second quarter of 1997. This increase as a percentage of net sales primarily reflects increases for operational and administrative support personnel incurred to support anticipated growth. The Company does not expect significant incremental increases in general and administrative expenses during the remainder of 1997 and expects general and administrative costs as a percentage of net sales to decrease if the Company is successful in increasing its revenues.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment and equipment under capital leases. Depreciation and amortization increased from $17,844, or 3.3% of revenues in the second quarter of 1996 to $45,243, or 6.4% in the second quarter of 1997, reflecting increased expenditures on capital equipment. The Company expects additional capital investments during 1997 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Interest Expense. Interest expense increased from $14,009 in the second quarter of 1996 to $33,141 during the second quarter of 1997, principally reflecting increased debt levels associated with notes payable to investors entered into in 1996.

  Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Sales. Net sales increased 97.9% from $817,306 in the first six months of 1996 to $1,617,574 in the first six months of 1997. Revenues from service sales increased 130.1% from $695,607 in the second quarter of 1996 to $1,600,571 in the second quarter of 1997. This increase of $904,964 is primarily attributable to increases in hosting revenues of approximately $365,000, Web site development and customized applications revenues of approximately $383,000 and security consulting revenue of approximately $137,000. Revenues from equipment sales were $17,003 during the first six months of 1997.

     Cost of Sales. Cost of sales for services increased from $119,021, or 14.6% of revenues in the first six months of 1996 to $694,708, or 42.9% of revenues in the first six months of 1997. This increase reflects the Company's significant increase in payroll costs associated with the hiring of additional technical personnel. Increases in the Company's cost of sales as a percentage of sales reflects the hiring of technical personnel to create available capacity for anticipated revenue growth.

     Gross Profit. Gross profit increased by $292,493 from $620,809 in the first six months of 1996 to $913,302 in the first six months of 1997. Gross profit margins decreased from 76.0% during the first six months of 1996 to 56.5% during the first six months of 1997. This decrease as a percentage of revenues primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth.

     Sales and Marketing. Sales and marketing expenses increased 146.0% from $217,535 in the first six months of 1996 to $535,110 in the first six months of 1997. This increase was primarily attributable to an increase in advertising and marketing expenses. As a percentage of revenues, these expenses increased from 26.6% of revenues in the first six months of 1996 to 33.1% of revenues in the first six months of 1997.

     Product Development. Total expenditures for product development were $227,171, or 14.0% of net sales in first six months of 1997, of which $29,155 were capitalized. This compares to total product development expenditures of $46,462, or 5.7% of sales, in the first six months of 1996, of which $19,881 were capitalized.

     General and Administrative. General and administrative expenses increased from $387,281 in the first six months of 1996 to $1,357,605 in the first six months of 1997. As a percentage of net sales, these expenses increased from 47.4% in the first six months of 1996 to 83.9% in the first six months of 1997. This increase as a percentage of net sales reflects primarily increases for operational and administrative support personnel incurred to support anticipated growth.

     Depreciation and Amortization. Depreciation and amortization increased from $27,948, or 3.4% of revenues in the first six months of 1996 to $80,607, or 5.0% in the first six months of 1997, reflecting increased expenditures on capital equipment. The Company expects additional capital investments during 1997 as it continues to develop the infrastructure needed to support higher levels of operations.

     Interest Expense. Interest expense increased from $53,665 in the first six months of 1996 to $53,655 during the first six months of 1997, principally reflecting increased debt levels associated with notes payable to investors entered into in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  General

     Following completion of its initial public offering, the Company increased its expenses in anticipation of potential increased sales. During the quarter ended June 30, 1997, the Company realized that sales did not increase at the rate anticipated. In response, the Company has taken efforts to reduce its general and administrative costs.

     The Company has substantially limited unused sources of capital. As of June 30, 1997, the Company had net working capital of $2,402,891. Because the Company expects to continue to incur substantial operating losses, the Company will continue to use substantial sums of cash in its operations throughout the remainder of this calendar year, and possibly for an indefinite period thereafter. Accordingly, the Company will attempt to obtain additional capital not later than December 31, 1997. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, or that capital will be available on terms acceptable to the Company. If the Company exhausts its current sources of capital and is not able to obtain additional capital, the Company will be required to undertake certain steps to continue its operations. Such steps may include immediate reduction of the Company's operating costs and other expenditures, including potential reductions of personnel and suspension of salary increases and capital expenditures. If such measures are not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests. Any such actions undertaken may limit the Company's opportunities to realize continued increases in sales and the Company may not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company exhausts its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve break-even or profitable operations, the Company will be forced to seek protection from its creditors.

     Net cash used in operating activities was $1,716,163 for the six month period ended June 30, 1997. The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders and affiliates. Net cash provided by financing activities was $4,142,471 and $463,084 during the six month periods ended June 30, 1997 and 1996, respectively. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The proceeds from the initial public offering were approximately $4,700,000, net of underwriting discounts, commissions and expenses of the offering. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates.

     The Company spent $210,511 and $284,042 during the six month periods ended June 30, 1997 and 1996, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of June 30, 1997 consist primarily of leases on its Atlanta and Washington, DC facilities. At June 30, 1997, there were no material commitments for capital expenditures.

     Accounts receivable, net of allowance for doubtful accounts, totaled $967,673 as of June 30, 1997. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

  HISS Acquisition

     In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. ("HISS"), a Delaware corporation formed in July 1996 to provide Internet and Intranet security system consulting services. In the transaction, the former holders of HISS's capital stock received the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001 (each, an "Annual Earnout"). Each Annual Earnout will be one-fourth of an amount equal to 30% of HISS's gross revenues for the 12 month period ending December 31, 1997; provided, however, that (i) the amount of each Annual Earnout will be limited to the amount of HISS's net profits for the 12-month period ended December 31 immediately preceding the payment date (the "Profit Cap"), (ii) amounts not paid in a year as a result of the Profit Cap will be carried forward to the subsequent year, and (iii) amounts not paid in the fourth year as a result of the Profit Cap will be forfeited. Each Annual Earnout can be paid in whole or in part in cash or, at HomeCom's option, in shares of Common Stock based upon the average trading price of the Common Stock for the ten trading days immediately preceding payment of the Annual Earnout. An Annual Earnout will not be paid if the recipient is then in violation of the non-solicitation and non-competition provisions contained in the Stock Purchase Agreement to which the former holders of HISS's capital stock are subject. Roger Nebel, Vice President and a director of the Company, owned 48% of HISS's outstanding capital stock and will be entitled to receive 48% of the Annual Earnouts. HISS was merged with and into the Company on September 11, 1996. The Company currently anticipates that any and all amounts earned under this Agreement shall be paid in the form of shares of the Company's common stock, rather than cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components. FAS 130 is effective for fiscal years beginning after December 15, 1997. The effect on the Company's financial statements will be immaterial. The Company will adopt FAS 130 on its effective date.

     In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates. FAS 131 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. The Company will adopt FAS 131 on its effective date. Such adoption will have no effect on net income of the Company.

                          PART II.  OTHER INFORMATION

ITEMS 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1  Financial Data Schedule (For SEC use only)

     (b) Reports on Form 8-K

         None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HomeCom Communications, Inc.


Date:  August 14, 1997                          /s/ Harvey W. Sax
     --------------------                       ----------------------------
                                                President and
                                                Chief Executive Officer


Date:  August 14, 1997                          /s/ Norman H. Smith
     --------------------                       ----------------------------
                                                Vice President Finance and
                                                Administration
                                                (Principal Financial Officer)


Date:  August 14, 1997                          /s/ Vinod Keni
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