Form 10-Q
period 1997-09-30
HOMECOM COMMUNICATIONS INC
filed 1997-11-14
CIK 1021226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                  (404) 237-4646
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) and has been subject to such filing requirements for the past 90 days.

                          Yes [X]               No [ ]

        As of November 3, 1997, there were 2,956,396 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

                          HOMECOM COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

1) Balance Sheets as of September 30, 1997 and December 31, 1996                         2

2) Statements of Operations for the three and nine months ended
September 30, 1997 and 1996                                                              3

3) Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996                                                              4

4) Notes to Financial Statements                                                         5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            6

PART II.  OTHER INFORMATION

 ITEM 6.        Exhibits and Reports on Form 8-K                                        12

Signatures                                                                              13

Exhibit Index                                                                           14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                            September 30, 1997    December 31, 1996
                                                                                            ------------------    -----------------
                                                                                               (unaudited)            (audited)
                                                                                               -----------            ---------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                                       $2,177,677           $  332,377
    Accounts receivable, net of allowance for uncollectible accounts of $219,055 and
          $106,845 as of September 30, 1997 and December 31, 1996, respectively                        657,163              488,254
    Other current assets                                                                                   636                  621
                                                                                                    ----------           ----------
          Total current assets                                                                       2,835,476              821,252
FURNITURE, FIXTURES AND EQUIPMENT, NET                                                                 606,839              359,260
SOFTWARE DEVELOPMENT COSTS, NET                                                                         96,128               81,520
DEPOSITS                                                                                                57,530               57,527
DEFERRED DEBT ISSUE COSTS                                                                              127,500                   --
DEFERRED OFFERING COSTS                                                                                     --              406,963
                                                                                                    ----------           ----------
          Total assets                                                                              $3,723,473           $1,726,522
                                                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                           $  545,373           $  649,794
    Accrued salaries and payroll taxes payable                                                         143,813              309,377
    Accrued vacation                                                                                    14,935               14,935
    Current portion of notes payable to stockholders                                                        --              989,904
    Current portion of note payable to bank                                                             12,126               13,614
    Unearned revenue                                                                                   157,359              133,170
    Current portion of obligations under capital leases                                                     --               15,140
                                                                                                    ----------           ----------
          Total current liabilities                                                                    873,606            2,125,934

CONVERTIBLE DEBENTURES                                                                               1,700,000                   --
NOTE PAYABLE TO STOCKHOLDERS AND AFFILIATES                                                                 --               55,677
NOTE PAYABLE TO BANK                                                                                        --               47,032
OTHER LIABILITIES                                                                                       62,420               73,424
OBLIGATIONS UNDER CAPITAL LEASES                                                                        49,022               45,124
                                                                                                    ----------           ----------
          Total liabilities                                                                          2,685,048            2,347,191
                                                                                                    ----------            ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Commonstock, $.0001 par value, 15,000,000 shares authorized, 2,956,396 and
        1,923,063 shares issued and outstanding at September 30, 1997 and December
        31, 1996, respectively                                                                             296                  192
    Additional paid-in capital                                                                       5,370,212              472,726
    Subscriptions receivable                                                                          (318,753)            (468,004)
    Accumulated deficit                                                                             (4,013,330)            (625,583)
                                                                                                    ----------            ---------
              Total stockholders' equity (deficit)                                                   1,038,425             (620,669)
                                                                                                    ----------            ---------
                                                                                                    $3,723,473           $1,726,522
              Total liabilities and stockholders' equity (deficit)                                  ==========           ==========

The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                           Three Months Ended                          Nine Months Ended
                                                 September 30, 1997   September 30, 1996     September 30, 1997   September 30, 1996
                                                 ------------------   ------------------     ------------------   ------------------
NET SALES:
      Service sales                                  $   667,806           $   623,068          $  2,268,377        $ 1,318,675
      Equipment sales                                     45,595                30,950                62,598            152,649
                                                     -----------           -----------          ------------        -----------
              Total net sales                            713,401               654,018             2,330,975          1,471,324
                                                     -----------           -----------          ------------        -----------
COST OF SALES:
        Cost of services                                 557,799               152,866             1,252,507            271,887
        Cost of equipment sold                            42,730                37,076                52,294            114,552
                                                     -----------           -----------          ------------        -----------
               Total cost of sales                       600,529               189,942             1,304,801            386,439
                                                     -----------           -----------          ------------        -----------
GROSS PROFIT                                             112,872               464,076             1,026,174          1,084,885
                                                     -----------           -----------          ------------        -----------
OPERATING EXPENSES:
        Sales and marketing                              627,962               190,596             1,163,072            408,131
        Product development                              177,961                37,242               375,977             63,823
        General and administrative                     1,381,769               276,963             2,739,374            664,244
        Depreciation and amortization                     58,225                24,887               138,832             52,835
                                                     -----------           -----------          ------------        -----------
               Total operating expenses                2,245,917               529,688             4,417,255          1,189,033
                                                     -----------           -----------          ------------        -----------
OPERATING LOSS                                        (2,133,045)              (65,612)           (3,391,081)          (104,148)

OTHER EXPENSES (INCOME)
        Interest expense                                       -                11,257                53,665             26,833
        Other expense (income), net                      (37,096)                    -               (56,999)                 -
                                                     -----------           -----------          ------------        -----------
LOSS BEFORE INCOME TAXES                              (2,095,949)              (76,869)           (3,387,747)          (130,981)

                                                               -                     -                     -                  -
INCOME TAXES                                         -----------           -----------          ------------          ---------

NET LOSS                                             $(2,095,949)          $   (76,869)         $ (3,387,747)       $  (130,981)
                                                     ===========           ===========          ============        ===========
NET LOSS PER SHARE                                   $     (0.71)          $     (0.04)         $      (1.36)       $     (0.07)
                                                     ===========           ===========          ============        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          2,956,396             1,870,156             2,483,258          1,870,156
                                                     ===========           ===========          ============        ===========

The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                         September 30, 1997 September 30, 1996
                                                                         ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                               $(3,387,747)      $(130,981)
        Adjustments to reconcile net income (loss) to
              cash provided by (used in) operating activities:
                     Depreciation                                                  138,486          52,835
                     Amortization                                                   14,547               -
                     Forgiveness of subscriptions receivable                       149,251               -
                     Provision for bad debts                                       194,894          33,515
                     Deferred rent expense                                         (11,004)         51,486
                     Change in operating assets and liabilities:
                            Accounts receivable                                   (363,803)       (383,630)
                            Other current assets                                       (15)         (4,663)
                            Deposits                                                    (3)        (55,800)
                            Accounts payable and accrued expenses                  (81,001)         87,810
                            Accrued salaries and payroll taxes payable            (165,564)        147,009
                            Accrued vacation                                             -          29,533
                            Unearned revenue                                        24,189          84,314
                                                                               -----------       ---------
              Net cash used in operating activities                             (3,487,770)        (88,572)
                                                                               -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of furniture, fixtures and equipment                             (364,265)       (329,569)
        Software development costs                                                 (29,155)        (53,245)
                                                                               -----------       ---------
               Net cash used in investing activities                              (393,420)       (382,814)
                                                                               -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of deferred offering costs                                        (438,867)        (63,618)
        Payment of deferred debt issue costs                                      (127,500)              -
        Proceeds of issuance of convertible debentures                           1,700,000               -
        Proceeds from note payable                                                       -          70,000
        Repayment of note payable                                                  (48,520)         (7,487)
        Proceeds from notes payable to stockholders                                490,000         444,904
        Repayment of notes payable to stockholders                              (1,335,581)         (4,187)
        Repayment of capital lease obligations                                     (33,042)             --
        Proceeds from sale of stock, net of underwriting discounts and
          commissions                                                            5,520,000             100
                                                                               -----------       ---------
               Net cash provided by financing activities                         5,726,490         439,712
                                                                               -----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,845,300         (31,674)

CASH AND CASH EQUIVALENTS at beginning of period                                   332,377         129,095
                                                                               -----------       ---------

CASH AND CASH EQUIVALENTS at end of period                                     $ 2,177,677       $  97,421
                                                                               ===========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     AND NON CASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid during the period for interest                                  $    53,664       $   5,190
                                                                               ===========       =========

        During the nine month period ended September 30, 1997, capital lease obligations of $21,800 were incurred when the Company entered into leases on computer equipment.

        During the nine month period ended September 30, 1997, the Company issued 33,333 shares of common stock in satisfaction of a $200,000 note payable to stockholder.

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

3.  ISSUANCE OF CONVERTIBLE DEBENTURES

     In September 1997, the Company issued $1,700,000 of 5% Convertible Debentures due September 26, 2000. The Debentures are convertible into shares of the Company's Common Stock at the lesser of (a) 75% of the average closing bid price of the Common Stock on the Nasdaq SmallCap(TM) Market for the three (3) trading days preceding notice of conversion; or (b) $4.00. The number of shares issuable upon conversion of the Debentures is equal to the aggregate principle balance of the Debentures divided by the conversion price. Net proceeds to the Company from the issuance of the Debentures totaled approximately $1,500,000.
In addition, the Company granted three-year warrants to acquire an aggregate 400,000 shares of Common Stock. Of these warrants, 200,000 are exercisable at a price of $4.00 and 200,000 are exercisable at a price of $6.00 per share.

4.  NET LOSS PER SHARE

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

5.  INCOME TAXES

     There was no provision for or cash payment of income taxes for the nine months ended September 30, 1997 and 1996, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1997, and, prior to February 9, 1996, the Company qualified as a S Corporation for federal and state income tax purposes.

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

     During the nine month period ended September 30, 1997, expenses substantially exceeded net sales as the Company continued to develop its products and services, institute its marketing and sales programs and implement the operational and administrative support structure necessary to support its business. The Company anticipates that it will continue to incur losses for an indefinite period as it develops its products and markets and continues to build its corporate infrastructure.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net Sales. Net sales increased 9.1% from $654,018 in the third quarter of 1996 to $713,401 in the third quarter of 1997. Revenues from service sales increased 7.2% from $623,068 in the third quarter of 1996 to $667,806 in the third quarter of 1997. This increase of $44,738 is primarily attributable to increases in security consulting revenues of approximately $100,000, offset by decreases in web development revenues of approximately $45,000. Revenue from equipment sales were $45,595 during the third quarter of 1997 as compared to $30,950 for the third quarter of 1996.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $152,866, or 23.4% of revenues in the third quarter of 1996 to $557,799, or 78.2% of revenues in the third quarter of 1997. This increase reflects the Company's significant increase in payroll costs associated with the hiring of additional technical personnel. Increases in the Company's cost of sales as a percentage of sales reflects the hiring of technical personnel to create available capacity for anticipated revenue growth.

     Gross Profit. Gross profit decreased by $351,204 from $464,076 in the third quarter of 1996 to $112,872 in the third quarter of 1997. Gross profit margins decreased from 71.0% during the third quarter of 1996 to 15.8% during the third quarter of 1997. This decrease as a percentage of revenues primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth, which did not occur.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertisement and promotional marketing materials, travel and telephone charges. Sales and marketing expenses increased 229.5% from $190,596 in the third quarter of 1996 to $627,962 in the third quarter of 1997. This increase was primarily attributable to an increase in advertising and marketing expenses. As a percentage of revenues, these expenses increased from 29.1% of revenues in the third quarter of 1996 to 88.0% of revenues in the third quarter of 1997. During the third quarter of 1997, the Company implemented procedures intended to substantially reduce future advertising and marketing expenses.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry. As a consequence, the Company has increased expenditures on product development primarily through the employment of additional development personnel. Total expenditures for product development were $177,961, or 24.9% of net sales in the third quarter of 1997, of which none were capitalized. This compares to total product development expenditures of $70,606, or 10.8% of sales, in the third quarter of 1996, of which $33,364 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $276,963 in the third quarter of 1996 to $1,381,769 in the third quarter of 1997. As a percentage of net sales, these expenses increased from 42.3% in the third quarter of 1996 to 193.7% in the third quarter of 1997. This increase as a percentage of net sales primarily reflects increases for operational and administrative support personnel incurred to support anticipated growth. The Company has taken several actions to reduce general and administrative expenses during the current quarter including reductions in general and administrative staff and reductions in public relations and other professional services. As a consequence of these actions, the Company expects general and administrative costs as a percentage of net sales to decrease if the Company is successful in increasing its revenues.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment and equipment under capital leases. Depreciation and amortization increased from $24,887, or 3.8% of revenues in the third quarter of 1996 to $58,225, or 8.2% in the third quarter of 1997, reflecting increased expenditures on capital equipment. The Company expects additional capital investments during 1997 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Interest Expense. Interest expense decreased from $11,257 in the third quarter of 1996 to $0 during the third quarter of 1997, principally reflecting the repayment of notes payable subsequent to the Company's initial public stock offering in May 1997.
                                        7

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Sales. Net sales increased 58.4% from $1,471,324 in the first nine months of 1996 to $2,330,975 in the first nine months of 1997. Revenues from service sales increased 72.0% from $1,318,675 in the first nine months of 1996 to $2,268,377 in the first nine months of 1997. This increase of $949,702 is primarily attributable to increases in hosting revenues of approximately $563,000, Web site development and customized applications revenues of approximately $184,000 and security consulting revenue of approximately $237,000. Revenues from equipment sales were $62,598 during the first nine months of 1997 as compared to $152,649 during the first nine months of 1996.

     Cost of Sales. Cost of sales for services increased from $271,887, or 18.5% of revenues in the first nine months of 1996 to $1,252,507, or 53.7% of revenues in the first nine months of 1997. This increase reflects the Company's significant increase in payroll costs associated with the hiring of additional technical personnel. Increases in the Company's cost of sales as a percentage of sales reflects the hiring of technical personnel to create available capacity for anticipated revenue growth, which did not occur. The Company increased its technical staff to approximately 60 persons in July 1997. Subsequently, the Company reduced this staff to approximately 30 persons as of September 30, 1997.

     Gross Profit. Gross profit decreased by $58,711 from $1,084,885 in the first nine months of 1996 to $1,026,174 in the first nine months of 1997. Gross profit margins decreased from 73.7% during the first nine months of 1996 to 44.0% during the first nine months of 1997. This decrease as a percentage of net sales primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth, which did not occur.

     Sales and Marketing. Sales and marketing expenses increased 185.0% from $408,131 in the first nine months of 1996 to $1,163,072 in the first nine months of 1997. This increase was primarily attributable to an increase in advertising and marketing expenses. As a percentage of net sales, these expenses increased from 27.7% in the first nine months of 1996 to 49.9% in the first nine months of 1997. During the third quarter of 1997, the Company has implemented procedures intended to substantially reduce future advertising and marketing expenses.

     Product Development. Total expenditures for product development were $405,132, or 17.4% of net sales in first nine months of 1997, of which $29,155 were capitalized. This compares to total product development expenditures of $117,068, or 8.0% of sales, in the first nine months of 1996, of which $53,245 were capitalized. The product development staff was 8 persons in July 1997. Subsequently, the Company reduced its product development staff, which was 2 persons at September 30, 1997.

     General and Administrative. General and administrative expenses increased from $664,244 in the first nine months of 1996 to $2,739,374 in the first nine months of 1997. As a percentage of net sales, these expenses increased from 45.1% in the first nine months of 1996 to 117.5% in the first nine months of 1997. This increase as a percentage of net sales reflects primarily increases for operational and administrative support personnel incurred to support anticipated growth in revenues, which did not occur. During the third quarter of 1997, the Company implemented steps to significantly reduce its future general and administrative costs. These steps included: (i) reductions in general and administrative staff; and (ii) reductions in public relations and other professional services.

     Depreciation and Amortization. Depreciation and amortization increased from $52,835, or 3.6% of net sales in the first nine months of 1996 to $138,832, or 6.0% in the first nine months of 1997, reflecting increased expenditures on capital equipment.

     Interest Expense. Interest expense increased from $26,833 in the first nine months of 1996 to $53,665 during the first nine months of 1997, principally reflecting increased debt levels associated with notes payable to investors entered into in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     General

     Following completion of its initial public offering, the Company increased its expenses in anticipation of potential increased sales which did not occur. During the quarter ended June 30, 1997, the Company realized that sales had not increased at the rate anticipated. In response, the Company took efforts during the quarter ended September 30, 1997 to reduce its general and administrative costs. These efforts included (i) a reduction in staff from a high of approximately 100 persons in July 1997 to approximately 50 persons at September 30, 1997; and (ii) reductions in advertising, public relations and other professional services.

     The Company has substantially limited unused sources of capital. As of September 30, 1997, the Company had net working capital of approximately $2.0 million. Because the Company expects to continue to incur substantial operating losses, the Company will continue to use substantial sums of cash in its operations throughout the remainder of this calendar year, and possibly for an indefinite period thereafter. Accordingly, the Company will be required to obtain additional capital. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, or that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing stockholders. If the Company exhausts its current sources of capital and is not able to obtain additional capital, the Company will be required to undertake certain steps to continue its operations. Such steps may include immediate reduction of the Company's operating costs and other expenditures, including potential reductions of personnel and suspension of salary increases and capital expenditures. If such measures are not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests, including the possible sale of certain of the Company's assets. Any such actions undertaken may limit the Company's opportunities to realize continued increases in sales and the Company may not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company exhausts its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve break-even or profitable operations, the Company will be forced to seek protection from its creditors.

     Net cash used in operating activities was $3,487,770 for the nine month period ended September 30, 1997. The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders and affiliates. Net cash provided by financing activities was $5,726,490 and $439,712 during the nine month periods ended September 30, 1997 and 1996, respectively. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4,700,000. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. In September 1997, the Company completed the issuance of an aggregate $1,700,000 principal amount of the Company's 5% convertible debentures due September 22, 2000 (the "Debentures"). The Debentures are convertible at the option of the holders thereof; provided that such holders have agreed they may convert not more than one-third of the aggregate value of the Debentures until 90 days after the date of the closing of the sale of the Debentures (the "Closing Date") or upon the date on which a registration statement covering the shares of Common Stock issuable upon conversion of the Debentures is declared effective (the "Registration Effective Date") (whichever is sooner), an additional one-third of the aggregate value of the Debentures commencing 120 days after the Closing Date or 30 days after the Registration Effective Date (whichever is sooner), and the final one-third of the aggregate value of the Debentures commencing 150 days after the Closing Date or 60 days after the Registration Effective Date (whichever is sooner). The conversion price is the lesser of: (a) 75% of the average closing bid price of the Common Stock for the three (3) trading days preceding notice of conversion; or (b) $4.00. The number of shares issuable upon conversion of the Debentures is equal to the aggregate principal balance of the Debentures divided by the conversion price. Net proceeds from the sale of the Debentures was approximately $1.5 million.

     The Company spent $364,265 and $329,569 during the nine month periods ended September 30, 1997 and 1996, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of September 30, 1997 consist primarily of leases on its Atlanta and Washington, DC facilities. At September 30, 1997, there were no material commitments for capital expenditures.

     Accounts receivable, net of allowance for doubtful accounts, totaled $657,163 as of September 30, 1997. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

     HISS Acquisition

     In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. ("HISS"), a Delaware corporation formed in July 1996 to provide Internet and Intranet security system consulting services. In the transaction, the former holders of HISS's capital stock received the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001 (each, an "Annual Earnout"). Each Annual Earnout will be one-fourth of an amount equal to 30% of HISS's gross revenues for the 12 month period ending December 31, 1997; provided, however, that (i) the amount of each Annual Earnout will be limited to an amount (the "Profit Cap") equal to HISS's net profits for the 12-month period ended December 31 immediately preceding the payment date; (ii) amounts not paid in a year as a result of the Profit Cap will be carried forward to the subsequent year; and (iii) amounts not paid in the fourth year as a result of the Profit Cap will be forfeited. Each Annual Earnout can be paid in whole or in part in cash or, at HomeCom's option, in shares of Common Stock based upon the average trading price of the Common Stock for the ten trading days immediately preceding payment of the Annual Earnout. An Annual Earnout will not be paid if the recipient is then in violation of the non-solicitation and non-competition provisions contained in the Stock Purchase Agreement to which the former holders of HISS's capital stock are subject. Roger Nebel, Vice President and a director of the Company, owned 48% of HISS's outstanding capital stock and will be entitled to receive 48% of the Annual Earnouts. HISS was merged with and into the Company on September 11, 1996. The Company currently anticipates that any and all amounts earned under this Agreement shall be paid in the form of shares of the Company's common stock, rather than cash. HISS's gross revenues for the nine months ended September 30, 1997 were approximately $237,000.

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

       None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HomeCom Communications, Inc.

Date:  November 12, 1997                       /s/ Harvey W. Sax
                                               -----------------

                                               President and
                                               Chief Executive Officer

Date:  November 12, 1997                       /s/ Norman H. Smith
                                               -------------------

                                               Vice President Finance and
                                               Administration
                                               (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.

                                  EXHIBIT INDEX

Exhibit
Number                          Description                    Page
------                          -----------                    ----
27.1            Financial Data Schedule (For SEC Use only)