Form 10-Q/A
period 1997-09-30
HOMECOM COMMUNICATIONS INC
filed 1997-12-18
CIK 1021226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                            September 30, 1997    December 31, 1996
                                                                                            ------------------    -----------------
                                                                                               (unaudited)            (audited)
                                                                                               -----------            ---------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                                       $2,177,677           $  332,377
    Accounts receivable, net of allowance for uncollectible accounts of $219,055 and
          $106,845 as of September 30, 1997 and December 31, 1996, respectively                        657,163              488,254
    Other current assets                                                                                   636                  621
                                                                                                    ----------           ----------
          Total current assets                                                                       2,835,476              821,252
FURNITURE, FIXTURES AND EQUIPMENT, NET                                                                 606,839              359,260
SOFTWARE DEVELOPMENT COSTS, NET                                                                         96,128               81,520
DEPOSITS                                                                                                57,530               57,527
DEFERRED DEBT ISSUE COSTS                                                                              127,500                   --
DEFERRED OFFERING COSTS                                                                                     --              406,963
                                                                                                    ----------           ----------
          Total assets                                                                              $3,723,473           $1,726,522
                                                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                           $  545,373           $  649,794
    Accrued salaries and payroll taxes payable                                                         143,813              309,377
    Accrued vacation                                                                                    14,935               14,935
    Current portion of notes payable to stockholders                                                        --              989,904
    Current portion of note payable to bank                                                             12,126               13,614
    Unearned revenue                                                                                   157,359              133,170
    Current portion of obligations under capital leases                                                     --               15,140
                                                                                                    ----------           ----------
          Total current liabilities                                                                    873,606            2,125,934

CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $566,667                                                  1,133,333                   --
NOTE PAYABLE TO STOCKHOLDERS AND AFFILIATES                                                                 --               55,677
NOTE PAYABLE TO BANK                                                                                        --               47,032
OTHER LIABILITIES                                                                                       62,420               73,424
OBLIGATIONS UNDER CAPITAL LEASES                                                                        49,022               45,124
                                                                                                    ----------           ----------
          Total liabilities                                                                          2,118,381            2,347,191
                                                                                                    ----------            ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Commonstock, $.0001 par value, 15,000,000 shares authorized, 2,956,396 and
        1,923,063 shares issued and outstanding at September 30, 1997 and December
        31, 1996, respectively                                                                             296                  192
    Additional paid-in capital                                                                       5,936,879              472,726
    Subscriptions receivable                                                                          (318,753)            (468,004)
    Accumulated deficit                                                                             (4,013,330)            (625,583)
                                                                                                    ----------            ---------
              Total stockholders' equity (deficit)                                                   1,605,092             (620,669)
                                                                                                    ----------            ---------
                                                                                                    $3,723,473           $1,726,522
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

3.  ISSUANCE OF CONVERTIBLE DEBENTURES

     In September 1997, the Company issued $1,700,000 of 5% Convertible Debentures due September 22, 2000. The Debentures are convertible into shares of the Company's common stock at the lesser of (a) 75% of the closing bid price of the Common Stock on the Nasdaq SmallCap(TM) Market for the three trading days preceding notice of conversion; or (b) $4.00. The number of shares issuable upon conversion of the Debentures is equal to the aggregate principal balance of the Debentures divided by the conversion price. Net proceeds to the Company from the issuance of the Debentures totaled approximately $1,500,000. Outstanding principal and interest on the Debentures is payable on September 22, 2000. The Debentures are convertible at the option of the holders. The holders have agreed, however, that they may convert (i) not more than one-third of the aggregate value of the Debentures at any time on or after the date on which this registration statement is declared effective (the "Registration Effective Date"), (ii) not more than an additional one-third of the aggregate value of the Debentures at any time on or after the 30th day following the Registration Effective Date; and (iii) the final one-third of the aggregate value of the Debentures at any time on or after the 60th day following the Registration Effective Date. Due to the beneficial conversion feature of the debentures, a portion of the proceeds ($566,667) has been allocated to additional paid-in capital. The corresponding discount on the debentures will be amortized over the period from the date the debentures first become convertible as a non-cash charge to interest expense. In connection with the issuance of the Debentures, the Company agreed to issue to a broker designated by the purchaser of the Debentures three-year warrants to acquire an aggregate 400,000 shares of Common Stock. These warrants were issued in October 1997. Of these warrants, warrants to purchase an aggregate 200,000 shares of Common Stock are exercisable at a price of $4.00 per share, and warrants to purchase the remaining 200,000 shares of Common Stock are exercisable at a price of $6.00 per share. If not earlier exercised, the warrants expire on October 27, 2000.

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

                                               HomeCom Communications, Inc.

Date:  December 17, 1997                       /s/ Harvey W. Sax
                                               -----------------

                                               President and
                                               Chief Executive Officer

Date:  December 17, 1997                       /s/ Norman H. Smith
                                               -------------------

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