Form 10-K
period 1997-12-31
HOMECOM COMMUNICATIONS INC
filed 1998-03-31
CIK 1021226

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

        ----------------------------------------------------------------

                                   FORM 10-K

        ----------------------------------------------------------------


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    -----------------

                          COMMISSION FILE NUMBER:     0-29204
                                                 -----------------



                          HOMECOM COMMUNICATIONS, INC.
               (exact name of registrant specified in its charter)

           DELAWARE                                      58-2153309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             BUILDING 14, SUITE 100
                               3535 PIEDMONT ROAD
                             ATLANTA, GEORGIA 30305
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 237-4646

                      ------------------------------------


          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of exchange on which registered
            -------------------             ------------------------------------
Common Stock, par value $0.0001 per share      The Nasdaq SmallCap(TM) Market

                      ------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                       None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 23, 1998 as reported by The Nasdaq Stock Market, was approximately $3,540,000. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 23, 1998, Registrant had outstanding 3,224,013 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement to be filed on or about April 30, 1998, for the Annual Meeting of Shareholders to be held on or about June 2, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                     DESCRIPTION                              PAGE NO.
PART I
    1.            BUSINESS...........................................................     2

    2.            PROPERTIES.........................................................    10

    3.            LEGAL PROCEEDINGS..................................................    11

    4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    11

PART II
    5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    SHAREHOLDER MATTERS..............................................    11

    6.            SELECTED FINANCIAL DATA............................................    11

    7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..............................    12

    8.            FINANCIAL STATEMENTS...............................................    21

    9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE..............................    38

PART III
    10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................    38

    11.           EXECUTIVE COMPENSATION.............................................    38

    12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT............................................    39

    13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................    39

PART IV
    14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K..........................................    39

                  SIGNATURES.........................................................    40

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         HomeCom develops and markets specialized software applications and products and provides services that enable businesses to use the Internet and Intranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom provides Internet/Intranet solutions in three areas: (i) customized software applications design, development and integration including, World Wide Web site development;
(ii) Internet outsourcing services; and (iii) security consulting and integration services. HomeCom's objective is to be a leading provider of business communications solutions using Internet standard protocol technologies.

         HomeCom employs a team of highly trained Internet/Intranet software developers and multimedia and graphics professionals who design and develop specialized Internet/Intranet software applications. These applications enable companies to obtain and communicate vital business information, such as sales reports, order status systems, employee directories and client account information. The Company works closely with its customers to analyze and design Internet-based software solutions that facilitate the interactive exchange ofbusiness information. Through its experience in designing custom Internet solutions for businesses, HomeCom believes that it has developed and continues to develop in-depth knowledge concerning industry-specific Internet applications and requirements. The Company plans to leverage this knowledge to develop additional Internet-enabled applications targeted for vertical industries, including banking and financial services, and telecommunications.

         The Company believes that it has established a reputation as a provider of sophisticated interactive Web sites. The Company has developed more than 100 Web sites for clients in many diverse industries, including sites for AT&T, Synovus Financial Corporation ("Synovus"), SouthTrust Bank Corporation ("SouthTrust"), Norwest Corporation ("Norwest"), Marine Midland Bank ("Marine Midland"), Rainforest Cafe, Incorporated ("Rainforest"), Excalibur Group, a joint venture between Time Warner Cable and Time, Inc. ("Time Warner"), Brinker International ("Brinker"), Executrain Corporation ("Executrain"), American International Underwriters ("AIG"), and American Family Life Assurance Corporation ("AFLAC"). The Company has a highly trained staff that is able to design Web sites ranging from basic "inquiry only" sites to complex, interactive sites capable of providing on-line commerce, database integration and manipulation and sophisticated graphics, animation, sound and video. The Company uses its proprietary Post On The Fly(TM) software in designing and developing many of its Web sites.

         HomeCom also provides Internet outsourcing services and presently hosts more than 8,000 Web sites for clients in approximately 45 countries. HomeCom establishes and maintains the resources and facilities necessary to create and support a customer's Internet server. As a provider of Internet outsourcing services, HomeCom (i) advises its clients as to the appropriate hardware, including servers and routers, and software necessary to create an Internet server; (ii) coordinates the purchase of this hardware and software, including operating system and Internet server software; and (iii) provides the facilities to house and maintain the server. HomeCom provides network management, including all network functions, the maintenance of an environmentally conditioned, secure facility and access to the Internet.

         The Company has developed advanced software products that it presently includes in its custom applications. The Company has developed software, called Post On The Fly(TM), which enables non-technical users to add, retrieve and update information through the Internet or an Intranet using standard browser software. Post On The Fly(TM) Conference permits intuitive and easy conferences among employees, customers and business partners. The product uses database technology to archive the user's data, ideas and innovations for later retrieval and review. The Company's Marketplace product facilitates the creation and updating of an on-line store or catalog. HomeCom is also developing a suite of software modules known as the Personal Internet Banker(TM), a scaleable financial software package that maintains a customer's personal banking history and preferences for Internet banking.

         HomeCom's Internet security division provides security consulting services and solutions for businesses connecting to the Internet. The Company plans to develop and integrate advanced value-added security features into its custom software applications and products, and to provide consulting and integration services to companies seeking to communicate and transact business securely over the Internet.

         The Company markets its services through its direct sales force, print advertising and its own Web site. The Company also generates customer leads through its business partner relationships with leading technology companies such as AT&T, Microsoft, Netscape and Unisys.

         The Company's staff of 37 full-time software engineers design and develop custom applications as well as run the Company's outsourcing services and design Web sites. The Company's software engineers have experience with various computer operating systems, including Sun Solaris, SGI's IRIX, Windows NT, Digital's Unix on the Alpha platform, Intel's Pentium Pro on BSDI Unix, Hewlett Packard's HP 9000 and Apple's Macintosh operating system. The software engineers write software programs using various tools and languages, including Perl, JAVA, CGI Programming, C and C++. The software engineers also have database expertise in Oracle, Informix, Sybase and SQL, and many software development tools. The Company's multimedia artists and engineers utilize many of the generally available software programs and tools such as Adobe Photoshop, MacroMedia Shockwave, RealAudio and VDOLive.

INDUSTRY OVERVIEW

THE INTERNET AND THE WORLD WIDE WEB

         The Internet represents a global network of thousands of interconnected computers and computer networks. By using the Internet, businesses, individuals, educational institutions and government agencies communicate electronically to access and share information and conduct business. Open communications on the Internet are enabled by TCP/IP, an inter-networking protocol software standard. Advances in microprocessor technology and the development of Web technologies, such as Hypertext Markup Language ("HTML") technology (which allows users to move directly from one Web site to another) and advanced graphical user interface browser and search engine software, have made the Internet easier to navigate and more accessible to a larger number of users and for a broader range of applications. These recent technological advances have led to dramatic increases in the use of the Internet by businesses and individuals.

         The World Wide Web is a worldwide network of computer services that uses a special communications protocol, Hypertext Transfer Protocol ("HTTP"), that links different servers throughout the Internet and enables non-technical users to move from Web site to Web site easily and to access information using browser software. The development of the Web and Internet-based technologies has allowed fundamental and structural changes in the way information is published, distributed and retrieved, thereby lowering the cost of publishing information and expanding its potential reach. By facilitating the publishing and exchange of information, the Web dramatically increases the amount of information available to users. Businesses are increasingly recognizing that the Internet can enhance the delivery and exchange of information, both among their geographically dispersed locations and employees and with their business partners and customers. Businesses are also realizing that the Internet can facilitate relatively inexpensive, standards-based and easy-to-use methods for accessing and delivering business information, such as sales, marketing and distribution data. As a result, many businesses are using Web sites as a new medium for advertising, promotion, conferencing, technical support and exchange of information.

WEB SITES

         A Web site is a collection of one or more electronic documents or "Web pages," which may contain graphics, text, audio and video information, which is available to a visitor accessing the Web site. Web sites can contain from one to hundreds of pages, and can be searched, retrieved and viewed through the use of widely available "browsers," such as Netscape Navigator or Microsoft Internet Explorer. Using Web browser software, computer users can connect to a Web site by entering the site's unique electronic Web address, known as its Universal Resource Locator ("URL"). Users can navigate the Web sites by utilizing hypertext link capabilities contained in Web pages. Hypertext links are active areas on a Web page which, when selected by a user, automatically identify and display a specific page, which can be located anywhere else on the Web, thus enabling users to move from one Web page to another without specifying the underlying URL address. Web sites can vary significantly in complexity and interactivity. A simple Web site may display only text, and more complex sites may display colored text, graphics, pictures, sound, animation, video and database information.

         The Company believes that increased processor speed, higher telecommunications bandwidth (resulting in increased transmission speed) and the development of software standards have led to the growing acceptance of the Internet as a communications tool. As a result, many businesses are choosing to re-engineer their distribution, logistics, customer service and marketing functions into "Information Depots" accessible through their Web sites. Consequently, the Company believes that there is an expanding market for developers of sophisticated, graphically enhanced, interactive Web sites.

ENTERPRISE NETWORKS AND INTRANETS

         As network technology has advanced, business-wide networking has evolved. Organizations have developed local area networks ("LANs") and have connected geographically dispersed LANs into wide area networks ("WANs"). Many LANs employ proprietary communications software, such as Novell NetWare. Today, in addition to proprietary protocols, an increasing number of businesses are using the Internet protocol TCP/IP for communications. TCP/IP facilitates communications over internal networks using Internet software tools and applications. An Intranet is a TCP/IP network inside a company that links the company's people and information in a way that makes information more accessible and facilitates navigation through all the resources and applications of the company's computing environment.

         Enterprise networks have increasingly used high-cost leased data lines to create private and secure LANs and WANs. Internet protocol network software now allows organizations to use the Internet for a lower-cost communications system by reducing long distance and leased line charges. Businesses now can expand the reach of and access to their internal information systems and enterprise applications to allow geographically dispersed facilities, remote offices, mobile employees, customers and business partners to access their networks through the Internet at lower communications costs. The integration of LANs and WANs through the Internet, plus the advancement of encryption security capabilities, has promoted the use of high-speed virtual private networks ("VPNs"), which may be maintained at a fraction of the operating cost of dedicated, leased line networks. VPNs that facilitate Internet banking, sales entry and express delivery shipment tracking services are examples of this fast-growing segment of the computing industry. The rapid growth of Intranets and VPNs has increased the need for specialized software applications that facilitate information delivery and communication using TCP/IP protocol.

INTERNET SECURITY

         An integral part of developing Internet based software applications for businesses is protecting against unauthorized access to enterprise networks and corporate data. Examples of valuable corporate data include financial results, medical records, personnel files, research and development projects, marketing plans and credit information. Businesses are vulnerable to unauthorized access to this information both by employees and outside persons. Unauthorized access may go undetected by the computer user or network administrator. The Company believes that concerns about the security of data transmitted over the Internet have limited growth in the Internet's commercial use. As a result, the Company believes that there is a rapidly expanding need for the services of Internet security specialists.

THE INTERNET-ENABLING PRODUCTS AND SERVICES MARKET

         The explosive growth of the Internet and World Wide Web has led to the rapid development of increasingly sophisticated and advanced TCP/IP-enabled software applications such as Web browsers and HTML compatible server software. These Internet tools enable users to obtain and communicate information more efficiently and effectively. The Company believes that there is a rapidly growing need for businesses to expand and integrate their existing information and communications systems to take advantage of the global communications framework and advanced graphics capabilities of Internet-enabled systems. The Company also believes that businesses today face a paradigm shift from proprietary protocol based local area networks and wide area networks to Internet-enabled global communications systems. However, the Company believes that there is a need for high quality software applications designed to support these new systems.

THE HOMECOM SOLUTION

         HomeCom was established to provide advanced software applications and integration services to businesses seeking to take advantage of the Internet. Integration of existing business operations with new Internet technologies is a costly and complex undertaking which the Company believes requires a high level of expertise to complete effectively. HomeCom believes that many businesses do not have the in-house experience and expertise to establish effective Internet-based communications in order to increase their productivity and compete more effectively in the marketplace. Also, HomeCom believes that the growth of electronic commerce over the Internet has been impeded by the perceived lack of effective security components. Finally, the Company believes that there presently is a lack of specialized software applications to support the growing Internet market. Therefore, the Company believes that businesses will engage specialized firms like HomeCom to implement Internet solutions. HomeCom believes it is well positioned to become a leading Internet solutions provider for the following reasons:

       - HomeCom focuses on creating Internet "Information Depots" for clients, including sophisticated database integrated software applications and interactive Web sites, to provide valuable information to business' customers, prospects, employees, stockholders and business partners. This is in contrast to the public relations material that represents much of the content currently on Web sites.

       - The Company has assembled a team of professional programmers, database experts and graphic artists that is able to create advanced interactive Web sites with database integration that function as effective Information Depots. Through developing specialized Internet applications for clients in vertical industries, HomeCom's team attains valuable knowledge about industry specific Internet needs and solutions, which it uses to provide efficient, value-added services to its customers.

       - HomeCom's Internet security division furthers the Company's knowledge of, and expertise in, Internet security. As a result, the Company is able to include advanced security features to create a more comprehensive Internet solution.

       - The Company provides businesses with a "one stop shop" for Internet communications applications. The Company can provide applications development, Web site creation, Internet security and Web server outsourcing. By combining its advanced programming, database and security expertise with outsourcing capabilities, the Company intends to create next generation Internet business solutions.

HOMECOM BUSINESS STRATEGY

         The Company's objective is to be a leading provider of business communications solutions using Internet standard protocol technologies. The Company intends to achieve this position by implementing the following key elements of its growth strategy:

DEVELOPMENT AND MARKETING OF INDUSTRY-SPECIFIC APPLICATIONS

         The Company develops specialized software applications and markets these applications to large businesses. The Company intends to focus on industry-specific applications such as banking, insurance, financial institution client account access systems, and collaborative and groupware environments. The Company's goal is to develop a reputation as a leading full-service Internet applications developer for the financial services industry.

DEVELOPMENT AND INTEGRATION OF ADVANCED SECURITY SERVICES

         HomeCom's Internet security division provides advanced security integration consulting services and develops Internet applications with high levels of integrated security. HomeCom's Internet security division is staffed by Internet software and integration security consultants with a broad range of Internet and Intranet security applications and integration experience to both commercial and government users. HomeCom intends to market these advanced services and applications both as part of a total package of Internet conversion services and as a single service. The Company's objective is to become a leading provider of integrated security services and applications to large business enterprises and to government agencies.

EXPANSION THROUGH ACQUISITION

         The Internet/Intranet products and services market is highly fragmented. The Company is one of numerous Internet software applications and advanced multimedia developers who design, develop and provide Internet software products and services. In addition, a substantial number of client/server developers, database systems integrators and resellers provide services to established clients but do not provide Internet-based solutions for those clients. The Company will seek to make strategic acquisitions of companies that have developed specific industry expertise or have existing relationships with large businesses needing Internet/Intranet solutions. However, the Company has not entered into any binding agreement or commitment. Moreover, the Company has extremely limited sources of cash. Consequently, the Company has limited resources available to it to complete an acquisition and no assurance can be given that the Company will be able to successfully complete any acquisition.

PRODUCTS AND SERVICES

         HomeCom provides Internet/Intranet solutions in three integrated areas: custom software applications design, development and integration; Internet outsourcing services; and security consulting and integration services.

CUSTOMIZED SOFTWARE APPLICATIONS FOR THE INTERNET

         HomeCom designs and develops specialized software applications that enable companies to obtain and communicate important business information through Internet standard protocol communications. To date, the Company has completed custom applications projects for clients such as Data Track Systems, Inc., Coverdell Insurance, Inc., AFLAC and Vital Integration Solutions, Inc.

         The Company works closely with its customers to analyze and design specifications for Internet standard software applications. To begin a custom applications project, the Company's customers generally either request a proposal from the Company or meet with Company personnel to discuss their Internet/Intranet communications needs. The Company generally analyzes the customers' present system and provides a recommendation and a quotation. A typical quotation specifies a fixed fee for significant design and development activities, a variable fee for maintenance support services, and includes pricing for equipment, software and communications. Criteria for pricing these services include the complexity of the project, the amount of custom programming required, the anticipated usage and traffic and the level of security required. The Company's custom application projects have generated fees ranging from approximately $40,000 to approximately $200,000.

         HomeCom is an established provider of advanced Web site design and implementation services, having developed more than 100 Web sites for clients in many industries. The Company has a highly trained staff able to design Web sites ranging from basic "inquiry only" sites to complex, interactive sites capable of providing on-line commerce, data base integration and manipulation, sophisticated graphics, animation, sound and other multimedia content.

         The Company has developed a standard process for the design and implementation of Web sites. Initially, the Company's creative director and project manager meet with the customer to discuss its current methods for serving its customers, employers and suppliers, as well as its objectives and marketing needs. Prices for the design of Web sites currently range from $5,000 to more than $100,000.

         The Company's staff of software engineers uses a variety of computer operating systems, tools and language to develop Web sites. In particular, the Company's software engineers have developed a high level of expertise using C, C++, Perl, JAVA and CGI programming languages. These programmers write complex computer programs to create special features on a Web site. In addition, they regularly assess new applications and tools that may assist the Company in providing leading edge Web site services.

         The Company's graphics designers create sophisticated Web sites which include functions such as interactive on-line commerce, 3-D modeling, virtual reality and audio and video creation and editing. The Company's staff of professional artists, multimedia programmers and graphic designers develops Web sites to meet the customers' creative needs. HomeCom and its clients have won several awards for Web sites created by HomeCom, including the MGM-UA "Top 10," Point "Top 5% of All Web Sites" and Magellan "Four Star Site." The Company intends to continue to recruit the best available multimedia artistic talent.

         During 1996 and 1997, custom Internet and Intranet applications and integration services (including hardware resales) accounted for approximately 66% and 56%, respectively, of the Company's net sales.

INTERNET OUTSOURCING SERVICES

         HomeCom provides full service Internet network outsourcing services, consisting of Web site and Internet application hosting and facilities, which it markets both as an integrated part of its full-service Internet solution and as a separate service. HomeCom's customers utilize the Company to maintain the customers' Internet servers and network functions at facilities located at HomeCom's Network Operations Center ("NOC"). HomeCom presently hosts approximately 8,000 Web sites. HomeCom's NOC is housed in Class A office space with 24-hour manned on-premises security. Access to the NOC computer room is key-card secured. HomeCom provides its Internet outsourcing services through multiple leased T1 and T3 data lines. See "Properties."

         Because the Company is an established provider of these services, conducts its operations using sophisticated technologies and operates in Class A office space, it believes it can compete effectively to provide Internet outsourcing services for large businesses. At the same time, because the Company prices its outsourcing services competitively, it believes it can compete effectively for the hosting services of small business and individuals.

         The Company maintains the file servers for a customer's Web site for a monthly fee. Presently, the monthly fees range from approximately $25 to $1,600. Pricing levels vary depending on the amount of storage used on the file server. The Company also provides ongoing maintenance, problem correction and periodic updates, as well as outsourcing services for customers who own their own equipment.

         During 1996 and 1997, Internet outsourcing services generated approximately 16% and 29%, respectively, of the Company's total revenues.

INTERNET SECURITY SERVICES

         In August 1996, HomeCom acquired an Internet security division to provide security solutions for businesses connecting to the Internet. The Company plans to develop and integrate advanced value-added security features into its custom software applications and products, and provide consulting and integration services to companies seeking to communicate securely and transact business over the Internet.

         The Company's objective is to provide its customers with a comprehensive family of integrated network security solutions. The Internet security division will assess the customer's needs and recommend and install "firewalls," encryption and authentication applications, other repudiation techniques and secured networks. Management of the Internet security division has experience in performing Internet security services for the federal government.

         During 1996 and 1997, Internet security services generated approximately 3% and 14%, respectively, of the Company's net sales.

SALES AND MARKETING

         The Company markets its services through its direct sales force, print advertising and its own Web site. The Company also generates customer leads through its business partner relationships with leading technology companies such as AT&T, Microsoft, Netscape and Unisys. The Company is focusing its marketing on large businesses with industry-specific applications needs. The Company also utilizes traditional print and media marketing strategies to enhance Company and product name recognition.

CUSTOMERS

         During 1996 and 1997, no customer accounted for more than 10% of the Company's total net sales. Because substantially all of the Company's customers have retained the Company for a single project, customers from whom the Company generated substantial revenue in one quarter generally have not been a substantial source of revenue in a subsequent quarter.

COMPETITION

         The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. In providing specialized software design and development, the Company competes with numerous businesses that also provide software design and development services, companies that have developed and market application specific Internet software products, companies that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. Andersen Consulting, L.L.P., Electronic Data Systems Corporation ("EDS"), International Business Machines Corporation ("IBM") and Cap Gemini America are significant custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet software applications design and development services. Companies such as Broadvision, Inc., Edify Corporation and Security First Network Bank have developed application specific Internet software products that are broadly marketed and licensed and perform such functions as interactive one-to-one marketing, human resources benefits inquiry, enrollment and training and Internet banking. In addition, companies that offer and sell client/server based Internet-enabled software products, such as Netscape and Microsoft, may in the future bundle software capabilities and applications with existing products in a manner which may limit the need for software capabilities and application services such as those offered by the Company. The Company also competes with the information technology departments of significant business enterprises who may choose to design and develop their Internet applications internally. The emergence of sophisticated software products and tools that enable companies to build customized Internet-enabled software applications internally also may have the effect of encouraging internal development and, thus, may materially reduce the demand for the Company's custom software application services.

         The Company's Web site development services face competition from a variety of sources, from small operations to large global competitors like EDS and Computer Sciences Corporation. The Company believes Web site development presently is a fragmented market, with no business commanding a dominant share. HomeCom believes that as Web sites increase in interactivity and complexity, Web site development companies will increasingly need to maintain an integrated team of Intranet-enabled software engineers, advanced graphics programmers, multi-media artists and Internet security experts in order to compete effectively for large business customers. Consequently, HomeCom believes that it will need to continue to expand its personnel and work to maintain leading edge technology capabilities in order to remain competitive. Although there is likely to be a continuing market for individual Web site development, the Company intends to continue to focus its Web site development services on large businesses with complex interactive requirements.

         The Company's Internet outsourcing services face competition from numerouslarge and small competitors that provide comparable outsourcing services. Such competition includes BBN Planet, AT&T, MCI Communications Corporation ("MCI"), IBM, EDS and WorldCom, Inc., as well as numerous regional Internet outsourcing services providers.

         The Company's security services division faces competition from many sources, including companies that provide security consulting services and companies that market specific Internet-based security solutions. Such competitors include Digital Equipment Corporation, IBM, Andersen Consulting, L.L.P. and EDS. In addition, many companies currently market Internet-based application-specific software products that incorporate security and confidentiality features and functions.

         The Company believes that the rapid expansion of the market for Internet software applications will foster the growth of many significant competitors performing comparable services and offering comparable products to those offered by the Company. The Company competes on the basis of creative talent, price, reliability of services and responsiveness. Many of the Company's current and prospective competitors have substantially greater financial, technical, marketing and other resources than the Company. The Company believes that it presently competes favorably with respect to each of its various service offerings. There can be no assurance that the Company's present and proposed products will be able to compete successfully with current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.

INTELLECTUAL PROPERTY RIGHTS

         In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company has a registered service mark for its logo, and has applied for federal registration of the names "HomeCom(TM)," "Post On The Fly(TM)" and "Personal Internet Banker(TM)." Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop competing products and services. In distributing its software products, the Company intends to rely primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. The Company does not believe that any of its proposed products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the United States, various states and foreign jurisdictions. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers.

         There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company believes that, due to the rapid pace of Internet innovation and related software industries, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

EMPLOYEES

         At March 15, 1998, the Company employed 56 full-time employees, of whom 37 were technical personnel engaged in maintaining or developing the Company's products or performing related services, 7 were marketing and sales personnel and 12 were involved in administration and finance.

INSURANCE

         The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. The Company believes that such insurance is adequate to cover potential claims relating to its existing business activities.

GOVERNMENT REGULATION

         The Telecommunications Act of 1996 (the "1996 Telecommunications Act"), which became effective on February 8, 1996, imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Telecommunications Act also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for those activities. The constitutionality of these provisions was successfully challenged in federal district court and ultimately found unconstitutional by the United States Supreme Court in Reno v. American Civil Liberties Union.

         Except for the 1996 Telecommunications Act, the Company does not believe that it is currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and believes that there are currently few laws or regulations directly applicable to Web site service companies. The Federal Communications Commission is studying the possible regulation of the Internet. Any such regulations adopted by the Federal Communications Commission may adversely impact the manner in which the Company conducts its business. It is possible that a number of additional laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and services and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, financial condition and operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel, fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the U.S., various states and foreign jurisdictions. Any imposition of liability could have a material adverse effect on the Company.

         In addition, the Company's network services are transmitted to its customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business, including regulatory changes which directly or indirectly affect use or access of the Internet or increase the likelihood or scope of competition from regional telephone companies, could have a material adverse effect on the Company.


ITEM 2.  PROPERTIES.

         The Company occupies approximately 17,000 square feet in two office buildings in Atlanta, Georgia under leases expiring in March 2001 and October 2002. These facilities serve as the Company's headquarters and computer center. The Company also has an office in McLean, Virginia occupying approximately 6,000 square feet under a lease expiring in June 2002, and an office in New York City occupying approximately 3,400 square feet under a lease expiring in January 2003.

         The Company's Internet services are maintained in its key-card access-secured, dual Leibert air-conditioned NOC in Class A office space near the Company's principal offices. Company personnel monitor server and network functions on a 24 hour per day, 7 days per week basis. Back-up servers replace production servers in the event of failure or down time. Tape back-ups are performed on a daily basis and transported to secure off-site storage. Each server is SNMP managed and utilizes devices located on a separate network to notify network personnel by pager in the event of problems that are not otherwise detected by HomeCom's own SNMP.

         All power supplied to the NOC computer room is supplied by two separate power substations through American Power Conversion Matrix UPS lines, with back-up battery power. Telecommunications are provided to the computer room through multiple leased T1 and T3 lines directly connected to the T3 Internet provided by interexchange carriers. Each T1 and T3 line is provisioned on separate local carrier fiber optics using the latest SONET and FDDI technology. Telecommunications lines are provided through two physically diverse entrance facilities. The Company has acquired and installed multiple Cisco routers for connection to the Internet, which automatically redistribute traffic load in the event of telecommunications failure.

         The Company believes that the properties which it currently has under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on either of these facilities, it could find other suitable facilities with no material adverse effect on the Company's business.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq SmallCap(TM)Market under the symbol "HCOM." The following table shows for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap(TM) Market.

                     1997                          HIGH       LOW
-----------------------------------------------  ------     ------
Second quarter (since May 8, 1997) ............  $ 7.25     $ 6.00
Third quarter .................................    6.50       2.13
Fourth quarter ................................   15.56       2.63


         The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of HomeCom Communications, Inc. should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.

                                              DECEMBER 2
                                           (INCORPORATION)             YEAR ENDED DECEMBER 31,
                                           TO DECEMBER 31,    ----------------------------------------
                                                1994              1995          1996          1997
                                           ---------------    ----------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales
  Service sales .........................    $       --       $  327,574     $2,112,878     $ 2,792,306
  Equipment sales .......................            --               --        185,977          86,322
                                             ----------       ----------     ----------     -----------
    Total net sales .....................            --          327,574      2,298,855       2,878,628
                                             ----------       ----------     ----------     -----------
Cost of Sales:
  Cost of services .......................           --           59,871        546,409       1,645,646
  Cost of equipment sold ................            --               --        128,938          68,974
                                             ----------       ----------     ----------     -----------
    Total cost of sales: ................            --           59,871        675,347       1,714,620
                                             ----------       ----------     ----------     -----------
Gross profit ............................            --          267,703      1,623,508       1,164,008
                                             ----------       ----------     ----------     -----------
Operating expenses:
  Sales and marketing ...................         1,045          124,253        845,690       1,367,247
  Product development ...................            --           20,239         78,887         435,810
  General and administrative ............        16,407          121,313      1,194,728       3,553,473
  Depreciation and amortization ..........           --            3,722         85,068         238,537
                                             ----------       ----------     ----------     -----------
    Total operating expenses ............        17,452          269,527      2,204,373       5,595,067
                                             ----------       ----------     ----------     -----------
Operating Loss ..........................       (17,452)          (1,824)      (580,865)     (4,431,059)
Other expenses (income):
  Interest expense, net .................            --            3,469         51,272         543,420
  Other expense (income), net ...........            --              147         (6,554)        (93,298)
                                             ----------       ----------     ----------     -----------
Loss before income taxes ................       (17,452)          (5,440)      (625,583)     (4,881,181)
Income taxes ............................            --               --             --              --
                                             ----------       ----------     ----------     -----------
Net loss ................................    $  (17,452)      $   (5,440)    $ (625,583)    $(4,881,181)
                                             ==========       ==========     ==========     ===========
Basic and diluted loss per share ........    $    (0.01)      $     (.00)    $     (.34)    $     (1.88)
                                             ==========       ==========     ==========     ===========
Weighted average common shares
  outstanding ...........................     1,850,447        1,850,447      1,862,223       2,602,515
                                             ==========       ==========     ==========     ===========


                                                                    DECEMBER 31,
                                           -----------------------------------------------------------
                                                1994               1995          1996          1997
                                           ---------------    ------------   ------------   ----------
BALANCE SHEET DATA:
Working capital (deficit) ...............    $ 8,455             $133,792    $(1,304,682)   $2,721,930
Total assets ............................     10,254              247,382      1,726,522     4,664,779
Long-term obligations ...................         --              160,792        147,833     1,652,009
Total liabilities .......................         --              242,568      2,347,191     2,708,007
Stockholders' equity (deficit) ..........     10,254                4,814       (620,669)    1,956,772

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth in the Company's Registration Statements on Forms S-1 (File Nos. 333-12219 and 333-42599).

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

         During 1997, expenses substantially exceeded net sales as the Company continued to develop its products and services, institute its marketing and sales programs and implement the operational and administrative support structure necessary to support its business. The Company anticipates that it will continue to incur losses for an indefinite period as it develops its products and markets and continues to build its corporate infrastructure.

         The Company's revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results. The Company historically has operated with no significant backlog because its services are provided as requested by customers. As a result, revenues in any period are substantially affected by the amount of services requested by its customers. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects, could require the Company to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Sales. Net sales increased 25.2% from $2,298,855 in 1996 to $2,878,628 in 1997. Revenues from service sales increased 32.2% from $2,112,878 in 1996 to $2,792,306 in 1997. This increase of $679,428 is primarily attributable to increases in hosting revenues of approximately $472,000 and security consulting revenue of approximately $308,000. Revenues from equipment sales were $86,322 during 1997 as compared to $185,977 during 1996.

         Cost of Sales. Cost of sales for services increased from $546,409, or 23.8% of revenues in 1996 to $1,645,646, or 57.2% of revenues in 1997. This increase reflects higher overall payroll costs associated with increasing the Company's technical staff to a high of approximately 60 persons in July 1997 to create available capacity for anticipated revenue growth, which did not occur. As part of ongoing efforts to control cash expenditures, the Company has reduced this staff to approximately 30 persons at December 31, 1997.

         Gross Profit. Gross profit decreased by $459,500 from $1,623,508 in 1996 to $1,164,008 in 1997. Gross profit margins decreased from 70.6% during 1996 to 40.4% during 1997. This decrease as a percentage of net sales primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth, which did not occur.

         Sales and Marketing. Sales and marketing expenses increased 61.7% from $845,690 in 1996 to $1,367,247 in 1997. This increase was primarily attributable to an increase in advertising and marketing expenses. As a percentage of net sales, these expenses increased from 36.8% in 1996 to 47.5% in 1997. During the third quarter of 1997, the Company implemented procedures intended to substantially reduce advertising and marketing expenses.

         Product Development. Total expenditures for product development were $604,643, or 21.0% of net sales in 1997, of which $168,833 were capitalized. This compares to total product development expenditures of $163,069, or 7.1% of sales, in 1996, of which $84,182 were capitalized. The product development staff was 8 persons in July 1997. Subsequently, the Company reduced its product development staff to two persons at December 31, 1997.

         General and Administrative. General and administrative expenses increased from $1,194,728 in 1996 to $3,553,473 in 1997. As a percentage of net sales, these expenses increased from 52.0% in 1996 to 123.4% in 1997. This increase as a percentage of net sales reflects primarily increases for operational and administrative support personnel incurred to support anticipated growth in revenues, which did not occur. During the third quarter of 1997, the Company implemented steps to significantly reduce its general and administrative costs. These steps included: (i) reductions in general and administrative staff; and (ii) reductions in public relations and other professional services.

         Depreciation and Amortization. Depreciation and amortization increased from $85,068, or 3.7% of net sales in 1996 to $238,537, or 8.3% in 1997, reflecting increased expenditures on capital equipment.

         Interest Expense. Interest expense increased from $51,272 in 1996 to $543,420 during 1997, principally reflecting $443,889 of amortization of the discount associated with the convertible debentures issued in September 1997.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. Net sales increased 601.8% from $327,574 in 1995 to $2,298,855 in 1996. Revenues from service sales increased 545.0% from $327,574 in 1995 to $2,112,878 in 1996. This increase of $1,785,304 is primarily attributable to increases in hosting revenues of $321,278, Web site development and customized applications revenues of $1,159,205, and consulting and maintenance revenues of $112,779. Revenues from equipment sales were $185,977 during 1996.

         Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $59,871, or 18.3% of net sales in 1995 to $546,409, or 23.8% of net sales in 1996. This increase reflects the Company's significant increase in payroll costs associated with the hiring of additional technical personnel in 1996. Increases in the Company's personnel costs as a percentage of sales also reflects higher costs incurred to attract and retain Internet software development professionals, and a change in the mix of products and services sold.

         Gross Profit. Gross profit increased by $1,355,805 from $267,703 in 1995 to $1,623,508 in 1996. Gross profit margins decreased from 81.7% during 1995 to 70.6% during 1996. This decrease as a percentage of net sales primarily reflects increased costs incurred by the Company for technical personnel and a change in the mix of products and services sold.

         Sales and Marketing. Sales and marketing expenses increased 580.6% from $124,253 in 1995 to $845,690 in 1996. This increase was primarily attributable to an increase in the size of the Company's sales force. As a percentage of net sales, these expenses decreased from 37.9% of net sales in 1995 to 36.8% of revenues in 1996.

         Product Development. Total expenditures for product development were $163,069, or 7.1% of net sales in 1996, of which $84,182, or 51.6%, were capitalized. This compares to total product development expenditures of $20,239, or 6.2% of net sales, in 1995, none of which were capitalized.

         General and Administrative. General and administrative expenses increased from $121,313 in 1995 to $1,194,728 in 1996. As a percentage of net sales, these expenses increased from 37.1% in 1995 to 52.0% in 1996. This increase as a percentage of net sales reflects primarily increases for operational and administrative support personnel incurred to support anticipated growth.

         Depreciation and Amortization. Depreciation and amortization increased from $3,722 in 1995 to $85,068 in 1996, or 1.1% of revenues during 1995 to 3.7%
of revenues in 1996, reflecting increased expenditures on capital equipment.

         Interest Expense. Interest expense increased from $3,469 in 1995 to $51,272 during 1996, principally reflecting increased debt levels associated with notes payable to investors entered into in 1996.

         Income Taxes. The company has not paid income taxes to date because it has not had taxable income. Net operating loss carryforwards are recorded as a deferred tax asset with a full valuation allowance.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 is not expected to have a material effect on the Company's disclosures.

         In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 131 is not expected to have a material effect on the Company's disclosures.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial statements.

         In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Following completion of its initial public offering, the Company increased its expenses in anticipation of potential increased sales which did not occur. During the quarter ended June 30, 1997, the Company realized that sales had not increased at the rate anticipated. In response, the Company took efforts during the quarter ended September 30, 1997 to reduce its general and administrative costs. These efforts included (i) a reduction in staff from a high of approximately 100 persons in July 1997 to approximately 42 persons by December 31, 1997; and (ii) reductions in advertising, public relations and other professional services.

         The Company has substantially limited unused sources of capital. As of December 31, 1997, the Company had net working capital of approximately $2.7 million. Because the Company expects to continue to incur substantial operating losses, the Company will continue to use substantial sums of cash in its operations for an indefinite period. Accordingly, the Company will be required to obtain additional capital. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, or that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing stockholders. If the Company exhausts its current sources of capital and is not able to obtain additional capital, the Company will be required to undertake certain steps to continue its operations. Such steps may include immediate reduction of the Company's operating costs and other expenditures, including potential reductions of personnel and suspension of salary increases and capital expenditures. If such measures are not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests, including the possible sale of certain of the Company's service lines. Any such actions undertaken may limit the Company's opportunities to realize continued increases in sales and the Company may not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company exhausts its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve break-even or profitable operations, the Company will be forced to seek protection from its creditors.

         Net cash used in operating activities was $4,024,016 for year ended December 31, 1997. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. Net cash provided by financing activities was $7,435,630 and $853,035 during 1997 and 1996, respectively. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4,700,000. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1,700,000 principal amount of the Company's 5% convertible debentures due September 22, 2000 (the "Debentures"). Net proceeds from the sale of the Debentures was approximately $1.5 million. In December 1997, the Company issued 20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1,800,000

         The Company spent $387,209 and $349,646 during 1997 and 1996, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of December 31, 1997 consist primarily of leases on its Atlanta, Vienna, Virginia and New York City facilities.

         Accounts receivable, net of allowance for doubtful accounts, totaled $470,839 as of December 31, 1997. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

         At December 31, 1997, the Company had net operating loss carry-forwards for income tax purposes of $5,008,001, of which $411,227 expire in 2011 and $4,596,774 expire in 2012. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transaction during the year resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the utilization of the Company's net operating loss carry-forwards in the future. Based on the cumulative losses in recent years and the limitation on the use of the Company's net operating losses, management believes that a full valuation allowance should be recorded against the deferred tax asset.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SMALLCAP(TM) MARKET; DISCLOSURE RELATING TO LOW-PRICED STOCKS.

     The Company's common stock is listed on the Nasdaq SmallCap(TM) Market. In order to continue to be included in the Nasdaq SmallCap(TM) Market, companies must maintain certain listing requirements. At December 31, 1997, the Company's net tangible assets of approximately $1,957,000 did not meet the Nasdaq's requirements for at least $2,000,000 of net tangible assets. The Company is developing a plan to achieve compliance with all of Nasdaq's listing requirements, although no assurances can be given that the Company will be able to achieve or maintain such compliance. Failure of the Company to meet Nasdaq's maintenance criteria may cause the common stock to be delisted from The Nasdaq SmallCap(TM) Market, and trading, if any, in the common stock would thereafter be conducted in the over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value, of the common stock. In addition, if the common stock were delisted from trading on The Nasdaq SmallCap(TM) Market and the trading price of the common stock was less than $5.00 per share, trading in the common stock would also be subject to certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of stockholders to sell the Common Stock in the secondary market. In addition, if the Company's common stock is delisted from the Nasdaq SmallCap(TM) Market, unless for the purpose of listing on a national exchange, the unpaid balance of the Company's 5% debentures may accelerate, unless waived by the holders.

YEAR 2000 READINESS

     Many existing computer programs were originally designed to use only two digits to identify a year in date fields. If not corrected, these applications, could fail or produce erroneous results when working with dates in the year 2000 and beyond. This "Year 2000" issue could potentially affect the Company in three areas: its product and service offerings to its customers, third-party products used internally, and its suppliers. The Company plans to undertake a review of software applications used in order to determine potential exposure to this issue and develop an appropriate response.

     If the Company's review and remediation efforts with respect to this issue are not completed on a timely basis, Year 2000 issues could have a material impact on the Company's operations and financial results. However, at this time, it is not anticipated that the Company's Year 2000 response will have an adverse material effect upon the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants.................................................  22

Balance Sheets as of December 31, 1996 and 1997...................................  23

Statements of Operations for Each of the Three
Years in the Period Ended December 31, 1997.......................................  24

Statements of Stockholders' Equity (Deficit) for Each of
the Three Years in the Period Ended December 31, 1997.............................  25

Statements of Cash Flows for Each of the Three Years in...........................  26
the Period Ended December 31, 1997

Notes to Financial Statements.....................................................  27

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeCom Communications, Inc.

         We have audited the accompanying balance sheets of HomeCom Communications, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HomeCom Communications, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses from operations since its incorporation and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
March 13, 1998

                          HOMECOM COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997

ASSETS:                                                                         DECEMBER 31, 1996     DECEMBER 31, 1997
                                                                                -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents..................................................... $   332,377          $    3,187,948
  Accounts receivable...........................................................     488,254                 470,839
  Other current assets..........................................................         621                      --
                                                                                 -----------          --------------
      Total current assets......................................................     821,252               3,658,787

FURNITURE, FIXTURES AND EQUIPMENT, NET..........................................     359,260                 627,624
SOFTWARE DEVELOPMENT COSTS, NET.................................................      81,520                  31,778
DEPOSITS........................................................................      57,527                  55,731
DEFERRED DEBT ISSUE COSTS.......................................................          --                 248,359
DEFERRED OFFERING COSTS.........................................................     406,963                      --
OTHER NON-CURRENT ASSETS........................................................          --                  42,500
                                                                                 -----------          --------------
      Total assets.............................................................. $ 1,726,522          $    4,664,779
                                                                                 ===========          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ....................................... $   649,794          $      427,886
   Accrued salaries and payroll taxes payable ..................................     309,377                 235,103
   Accrued vacation ............................................................      14,935                  29,077
   Current portion of notes payable to stockholders ............................     989,904                      --
   Current portion of note payable to bank .....................................      13,614                      --
   Unearned revenue ............................................................     133,170                 190,978
   Current portion of obligations under capital leases .........................      15,140                  53,813
                                                                                 -----------          --------------
      Total current liabilities ................................................   2,125,934                 936,857

CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $122,778 ............................          --               1,577,222
NOTE PAYABLE TO STOCKHOLDERS AND AFFILIATES ....................................      55,677                      --
NOTE PAYABLE TO BANK ...........................................................      47,032                      --
OTHER LIABILITIES ..............................................................      73,424                 119,141
OBLIGATIONS UNDER CAPITAL LEASES ...............................................      45,124                  74,787
                                                                                 -----------          --------------
      Total liabilities ........................................................   2,347,191               2,708,007
                                                                                 -----------          --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.0001 par value, 15,000,000 shares authorized, 1,923,063 and 2,956,396 shares issued and outstanding at December 31, 1996
      and 1997, respectively ...................................................         192                     295
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 20,000 shares issued and outstanding at December 31, 1997; participating;
      $2,000,000 liquidation value .............................................          --                     200
   Additional paid-in capital ..................................................     472,726               7,800,542
   Subscriptions receivable ....................................................    (468,004)               (337,501)
   Accumulated deficit .........................................................    (625,583)             (5,506,764)
                                                                                 -----------          --------------
      Total stockholders' equity (deficit) .....................................    (620,669)              1,956,772
                                                                                 -----------          --------------
      Total liabilities and stockholders' equity (deficit) ..................... $ 1,726,522          $    4,664,779
                                                                                 ===========          ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOMECOM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                 YEAR ENDED           YEAR ENDED            YEAR ENDED
                                             DECEMBER 31, 1995     DECEMBER 31, 1996     DECEMBER 31, 1997
                                             -----------------     -----------------     -----------------
NET SALES:
 Service sales .........................     $   327,574           $ 2,112,878             $ 2,792,306
 Equipment sales .......................              --               185,977                  86,322
                                             -----------           -----------             -----------
  Total net sales ......................         327,574             2,298,855               2,878,628
                                             -----------           -----------             -----------
COST OF SALES:
 Cost of services ......................          59,871               546,409               1,645,646
 Cost of equipment sold ................              --               128,938                  68,974
                                             -----------           -----------             -----------
  Total cost of sales ..................          59,871               675,347               1,714,620
                                             -----------           -----------             -----------
GROSS PROFIT ...........................         267,703             1,623,508               1,164,008
                                             -----------           -----------             -----------
OPERATING EXPENSES:
 Sales and marketing ...................         124,253               845,690               1,367,247
 Product development ...................          20,239                78,887                 435,810
 General and administrative ............         121,313             1,194,728               3,553,473
 Depreciation and amortization                     3,722                85,068                 238,537
                                             -----------           -----------             -----------
  Total operating expenses .............         269,527             2,204,373               5,595,067
                                             -----------           -----------             -----------
OPERATING LOSS .........................          (1,824)             (580,865)             (4,431,059)
OTHER EXPENSES (INCOME)
 Interest expense ......................           3,469                51,272                 543,420
 Other expense (income), net ...........             147                (6,554)                (93,298)
                                             -----------           -----------             -----------
LOSS BEFORE INCOME TAXES ...............          (5,440)             (625,583)             (4,881,181)
INCOME TAXES ...........................              --                    --                      --
                                             -----------           -----------             -----------
NET LOSS ...............................     $    (5,440)          $  (625,583)            $(4,881,181)
                                             ===========           ===========             ===========
BASIC AND DILUTED LOSS PER SHARE .......     $      (.00)          $      (.34)            $     (1.88)
                                             ===========           ===========             ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING ....................       1,850,447             1,862,223               2,602,515
                                             ===========           ===========             ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOMECOM COMMUNICATIONS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


                                                           PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                                           ----------------         -------------------       PAID-IN
                                                           SHARES    AMOUNT         SHARES       AMOUNT       CAPITAL
                                                          -------   ---------       ---------  ----------    -----------
BALANCE, December 31, 1994 ...........................          0           0           1,000   $  27,706
Net loss .............................................         --          --              --          --           --
                                                         --------   ---------      ----------   ---------  -----------
BALANCE, December 31, 1995 ...........................          0           0           1,000      27,706            0
Conversion from S to C Corporation....................                                                     $   (22,892)
Issuance of stock ....................................                                 19,663     468,104
Net loss..............................................
Stock split and recapitalization to $0.0001 par value.         --          --       1,902,400    (495,618)     495,618
                                                         --------   ---------      ----------   ---------  -----------
BALANCE, December 31, 1996............................          0           0       1,923,063         192      472,726
Conversion of note payable to common shares...........                                 33,333           3      199,997
Issuance of common shares, net of offering costs......                              1,000,000         100    4,672,489
Issuance of preferred shares, net of offering costs...     20,000   $     200                                1,799,052
Issuance of warrants and compensatory stock options ..                                                          89,611
Cancellation of subscriptions receivable under
employment agreements.................................
Favorable conversion feature of convertible
   debentures ........................................                                                         566,667
Net loss .............................................         --          --              --          --           --
                                                         --------   ---------      ----------   ---------  -----------
BALANCE, December 31, 1997............................     20,000  $      200       2,956,396   $     295  $ 7,800,542
                                                         ========   =========      ==========   =========  ===========





                                                                     SUBSCRIPTIONS            ACCUMULATED        TOTAL STOCKHOLDERS'
                                                                       RECEIVABLE               DEFICIT         EQUITY (DEFICIT)
                                                                     -------------              -------         -----------------
BALANCE, December 31, 1994 .......................................                             $   (17,452)        $    10,254
Net loss .........................................................              --                  (5,440)             (5,440)
                                                                     -------------             -----------         -----------
BALANCE, December 31, 1995 .......................................               0                 (22,892)              4,814
Conversion from S to C Corporation................................                                  22,892                  --
Issuance of stock ................................................   $    (468,004)                                        100
Net loss..........................................................                                (625,583)           (625,583)
Stock split and recapitalization to $0.0001 par value.............              --                      --                 --
                                                                     -------------             -----------         -----------
BALANCE, December 31, 1996........................................        (468,004)               (625,583)           (620,669)
Conversion of note payable to common shares.......................                                                     200,000
Issuance of common shares, net of offering costs..................                                                   4,672,589
Issuance of preferred shares, net of offering costs...............                                                   1,799,252
Issuance of warrants and compensatory stock options ..............                                                      89,611
Cancellation of subscriptions receivable under
employment agreements.............................................         130,503                                     130,503
Favorable conversion feature of convertible
   debentures ....................................................                                                     566,667
Net loss .........................................................              --              (4,881,181)         (4,881,181)
                                                                     -------------             -----------         -----------
BALANCE, December 31, 1997........................................   $    (337,501)            $(5,506,764)        $ 1,956,772
                                                                     =============             ===========         ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HOMECOM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                                          YEAR ENDED   YEAR ENDED     YEAR ENDED
                                                                          DECEMBER 31  DECEMBER 31    DECEMBER 31,
                                                                              1995        1996           1997
                                                                          -----------  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................   $  (5,440)   $  (625,583)   $(4,881,181)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation ......................................................       3,722         79,064        183,262
    Amortization of assets under capital leases .......................          --          6,004         55,275
    Amortization of software development costs ........................          --          2,662        218,576
    Amortization of debt discount .....................................          --             --        443,889
    Amortization of debt issue costs ..................................          --             --         22,578
    Provision for bad debts ...........................................       2,485        104,360        244,893
    Cancellation of subscriptions receivable under
      employment agreements............................................          --             --        130,501
    Deferred rent expense .............................................          --         73,424         45,717
    Change in operating assets and liabilities:
       Accounts receivable ............................................     (88,810)      (506,289)      (227,478)
       Accounts payable and accrued expenses ..........................      14,287        316,641       (221,908)
       Accrued salaries and payroll taxes payable .....................      25,010        284,367        (74,274)
       Unearned revenue ...............................................      42,479         90,691         57,808
       Other ..........................................................        (148)       (41,266)       (21,674)
                                                                          ---------       --------     ----------
       Net cash used in operating activities ..........................      (6,415)      (215,925)    (4,024,016)
                                                                          ---------       --------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture, fixtures and equipment .......................     (33,737)      (349,646)      (387,209)
 Software development costs ...........................................          --        (84,182)      (168,834)
                                                                          ---------       --------     ----------
  Net cash used in investing activities ...............................     (33,737)      (433,828)      (556,043)
                                                                          ---------       --------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common shares, net of underwriting discounts and
  commissions .........................................................                        100      5,520,000
 Payment of deferred offering costs ...................................          --        (88,096)      (415,448)
 Proceeds from issuance of preferred shares and warrants ..............          --             --      2,000,000
 Payment of preferred stock issue costs ...............................          --             --       (190,748)
 Proceeds from issuance of convertible debentures and warrants ........          --             --      1,700,000
 Payment of deferred debt issue costs .................................          --             --       (220,937)
 Proceeds from note payable ...........................................          --         70,000             --
 Repayment of note payable ............................................          --         (9,354)       (60,646)
 Proceeds from notes payable to stockholders ..........................     163,497        889,904        490,000
 Repayment of notes payable to stockholders ...........................      (2,705)        (5,115)    (1,335,581)
 Repayment of capital lease obligations ...............................          --         (4,404)       (51,010)
                                                                          ---------    -----------    -----------
   Net cash provided by financing activities ..........................     160,792        853,035      7,435,630
                                                                          ---------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................     120,640        203,282      2,855,571

CASH AND CASH EQUIVALENTS at beginning of period ......................       8,455        129,095        332,377
                                                                          ---------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of period ............................   $ 129,095    $   332,377    $ 3,187,948
                                                                          =========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 AND NON CASH INVESTING AND FINANCING ACTIVITIES:
 Cash paid during the period for interest .............................   $   3,469    $     6,277    $    56,365
                                                                          =========    ===========    ===========

Capital lease obligations incurred during
year on lease of computer equipment                                              --    $    64,667    $   119,346
                                                                          =========    ===========    ===========
Conversion of notes payable to affiliate
to common stock                                                                  --             --    $   200,000
                                                                          =========    ===========    ===========
Issuance of warrants and compensatory
stock options                                                                    --             --    $    89,611
                                                                          =========    ===========    ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

         HomeCom Communications, Inc. (the "Company") develops and markets specialized software applications and products and provides services that enable businesses to use the Internet and Intranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom provides Internet/Intranet services in one business segment in five integrated areas: customized software applications design, development and integration; World Wide Web site development; Internet outsourcing services; specialized Internet-enabled software products; and security consulting and integration services.

BASIS OF PRESENTATION - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations since its incorporation, has an accumulated deficit at December 31, 1997, and has used substantial cash in its operations which raises substantial doubt about the Company's ability to continue as a going concern. Management believes that future debt and equity offerings, successful commercialization of its products and services, and sales of non-strategic service lines will generate the required capital necessary to continue as a going concern.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE, NET

         Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $106,845 and $160,551 at December 31, 1996 and 1997, respectively.

FURNITURE, FIXTURES AND EQUIPMENT, NET

         Furniture, fixtures and equipment are recorded at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the related assets (three to five years). Assets recorded under capital leases are amortized over the shorter of their useful lives or the term of the related leases using the straight line method. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

SOFTWARE DEVELOPMENT COSTS, NET

         The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed". The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product. Amortization of capitalized software development costs totaled $2,662 and $218,576 in 1996 and 1997, respectively. These expenses are included in cost of sales. As of December 31, 1997, software development costs were $31,778, net of $221,238 of accumulated amortization.

DEFERRED DEBT ISSUE COSTS

         Costs in connection with the Company's offering of convertible debentures have been deferred and will be amortized over the term of the debt. As of December 31, 1997, deferred debt issue costs were $248,359, net of amortization of $22,578.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for the Company's notes payable and capital lease obligations approximate fair value.

REVENUE RECOGNITION

         The Company recognizes revenues on web page development and specialized software application contracts using the percentage-of-completion method. The percentage of completion is determined by relating the actual hours of work performed to date to the current estimated hours at completion of the respective contracts. Earned revenue is based on the percentage that incurred hours to date bear to total estimated hours after giving effect to the most recent estimates of total hours. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately. Revenues related to other services are recognized as the services are performed. Revenues from equipment sales and related costs are recognized when products are shipped to the customer. Unearned revenue, as reflected on the accompanying balance sheet, represents the amount of billings recorded on contracts in advance of services being performed.

ADVERTISING EXPENSES

         All advertising costs are expensed when incurred. Advertising expenses were approximately $211,000 and $724,000 for the years ended December 31, 1996 and 1997, respectively.

INCOME TAXES

         Prior to February 9, 1996, the Company qualified as an S Corporation for federal and state income tax purposes. Accordingly, no provision was made for income taxes for its operations prior to February 9, 1996. Effective February 9, 1996, the Company converted from an S corporation to a C corporation for income tax purposes and is, therefore, subject to corporate income taxes. Deferred income tax assets and liabilities reflect differences between the bases of the Company's assets and liabilities for financial reporting and income tax purposes. The net deferred income tax asset of approximately $2,080,000 at December 31, 1997 is primarily due to operating loss carryforwards generated since February 9, 1996 and is fully offset by a valuation allowance. The effect of a change in the valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years would be included in income in that period.

         As a result of termination of the S Corporation in February 1996, the accumulated deficit as of that date was transferred to additional paid-in capital.

BASIC AND DILUTED EARNINGS PER SHARE

         Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 1997, the numerator and denominator is the same for both basic and diluted EPS.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 is not expected to have a material effect on the Company's disclosures.

         In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 is designed to improve the information provided in financial statements about the different types of business activities in which the enterprise engages and economic environments in which the enterprise operates, and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 131 is not expected to have a material effect on the Company's disclosures.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial statements.

         In early 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

OTHER MATTERS

         Certain prior year amounts have been reclassified to conform to current year presentation.


2.       FURNITURE, FIXTURES AND EQUIPMENT, NET:

         Furniture, fixtures and equipment, net, are comprised of the following as of:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                              1996             1997
                                                                          -----------      -----------
            Furniture and fixtures..................................      $   145,066      $   191,107
            Computer equipment......................................          238,317          579,486
            Computer equipment under capital leases.................           64,667          184,012
                                                                          -----------      -----------
                                                                              448,050          954,605
            Less: accumulated depreciation and amortization.........          (88,790)        (326,981)
                                                                          -----------      -----------
                                                                          $   359,260      $   627,624
                                                                          ===========      ===========

3.       NOTES PAYABLE:

Notes payable are comprised of the following as of:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                               1996            1997
                                                                           -----------     -----------
Convertible debentures (interest accrues at 5%; 19% effective rate), payable September 22, 2000, non-collateralized, convertible at the option of the holders into shares of the Company's common stock,
  net of unamortized discount of $122,778 (See note 6)..............               --       $1,577,222
Promissory note payable to a spouse of a stockholder (interest accrues at 8%); the Company issued 33,333 shares in satisfaction
  of the principal amount payable under the note in May 1997........       $  200,000               --
Promissory notes payable to stockholders and affiliates (interest
  accrues at 8%), balance paid during May 1997......................          789,904               --
Promissory notes payable to a stockholder (interest accrues at the
  prime rate plus 1%), balance paid during May 1997.................           55,677               --
Promissory note payable to a bank (interest accrues at the
  prime rate plus 1.5%), balance paid during May 1997...............           60,646               --
                                                                           ----------       ----------
                                                                            1,106,227        1,577,222
Less current maturities of notes payable                                    1,003,518               --
                                                                           ----------       ----------
                                                                           $  102,709       $1,577,222
                                                                           ==========       ==========

Future principal payments on notes payable at December 31, 1997 are as follows:

              1998......................                        --
              1999......................                        --
              2000......................                  $ 1,700,000
              2001......................                        --
              2002......................                        --

4.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancelable operating lease agreements expiring through 2003. During 1997, the Company entered into several capital leases to purchase computer equipment.

         Future minimum lease payments under capital and operating leases are as follows as of December 31, 1997:

                                             Capital Leases                 Operating Leases
                                             --------------                 ----------------
1998......................................   $       62,136                   $     582,308
1999......................................           60,190                         596,917
2000......................................           15,937                         606,634
2001......................................              537                         410,261
2002......................................               --                         254,324
                                             --------------                   -------------
Total minimum lease payments..............          138,800                   $   2,450,444
                                                                              =============
Less amount representing interest                   (10,200)
                                             --------------
Present value of minimum lease payments             128,600
Less: current portion                               (53,813)
                                             --------------
                                                     74,787
                                             ==============

         During May 1997, the Company executed five-year leases for new office space in New York City, Vienna, Virginia and Atlanta, Georgia. The total amount of the base rent payments is being charged to expense on a straight-line method over the term of these leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

         Rental expense under operating leases was $22,188, $226,700 and $506,844, for the years ended December 31, 1995, 1996 and 1997, respectively.

         Various legal proceedings may arise in the normal course of business. Additionally, the Company's software and equipment are vulnerable to computer viruses or similar disruptive problems caused by customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Moreover, customers of the Company could use computer files and information stored on or transmitted to Web server computers maintained by the Company to engage in illegal activities that may be unknown or undetectable by the Company, including fraud and misrepresentation, and unauthorized access to computer systems of others. Furthermore, inappropriate use of the Internet by third parties could also jeopardize the security of customers' confidential information that is stored in the Company's computer systems. Any such actions could subject the Company to liability to third parties. The Company does not have errors and omissions, product liability or other insurance to protect against risks caused by computer viruses or other misuse of software or equipment by third parties. Although the Company attempts to limit its liability to customers for these types of risks through contractual provisions, there can be no assurance that these provisions will be enforceable. Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

5.       CONCENTRATION OF CREDIT RISKS:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

         The Company places its cash and cash equivalents with quality financial institutions.

         Concentration of credit risk with respect to trade receivables is monitored by the Company through ongoing credit evaluations of its customers' financial condition. The Company's sales to its five largest customers represented approximately 26% and 15% of total revenues for the years ended December 31, 1996 and 1997, respectively. No company accounted for more than 10% of the revenues of the Company during 1997. The five most significant customer balances represented approximately 39% and 26% of the accounts receivable balance at December 31, 1996 and 1997, respectively.

6.       EQUITY AND CONVERTIBLE DEBT TRANSACTIONS:

         All share and per share amounts presented below have been adjusted to reflect the 93.07-for-one stock split effective September 11, 1996.

         During 1995, the Company issued warrants to its former Board of Advisors to purchase 37,228 shares of common stock for total consideration of $4.00. The warrants were granted at the fair market value of the common stock at the time of issuance. These warrants were exercised in August 1996.

         During February 1996, the Company issued 707,332 additional shares to the previous sole stockholder, 93,070 shares to an executive officer of the Company pursuant to the exercise of options granted in connection with the founding of the Company, and 893,472 shares to four private investors.

         In August 1996, the Company sold to certain key employees an aggregate of 102,855 shares of common stock for an aggregate consideration of $468,004, payable through the issuance of promissory notes payable in four equal installments, bearing interest at 8% per annum and secured by the shares of common stock purchased therewith. Also in August 1996, the Company entered into employment agreements with such persons which provide that, assuming continued employment with the Company, for each of the first four years of employment, the Company will issue a bonus to the employee in the amount necessary to repay the annual amount due under such promissory note (plus the taxes due by the employee as a consequence of receiving such bonus). Pursuant to the terms of the employment agreements, the Company will continue to make these annual payments if the employee is terminated other than "for cause," as defined in the employment agreements. Pursuant to the terms of the subscription agreements for such shares, if the employee's employment is terminated within such four-year period, the Company has the right to repurchase that percentage of the shares purchased by the employee which shall equal the percentage of the promissory note which is not yet due, payment for such repurchase to be made by canceling the applicable outstanding amount of the promissory note. For financial reporting purposes, these notes receivable have been presented as a separate component of stockholders' equity.

         In September 1996, the Company amended and restated its Certificate of Incorporation (i) to reclassify its common stock from no par value stock to stock with a par value of $0.0001 per share, (ii) to increase the authorized shares of common stock to 15,000,000, and (iii) to authorize the issuance of 1,000,000 shares of $0.01 par value preferred stock. In addition, the Board of Directors approved a 93.07-for-one stock split effected in the form of a stock dividend, whereby each common stockholder of record as of September 11, 1996 received 92.07 additional shares of common stock for each share owned as of the record date. As a result of the stock split and recapitalization, 1,902,400 shares were issued and $495,618 was transferred from Common Stock to Paid-in Capital. Weighted average common shares outstanding and per share amounts for all periods presented have been restated to reflect the stock split.

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

         In connection with the completion with the Company's initial public offering, the Company granted its underwriter warrants to acquire 100,000 shares of the Company's common stock at an exercise price of $7.20 per share. The exercise price is subject to adjustment under certain circumstances. These warrants expire on May 12, 2002 if not earlier exercised.

         In September 1997, the Company issued $1,700,000 of 5% convertible debentures due September 22, 2000. The debentures are convertible into shares of the Company's common stock at the lesser of (a) 75% of the closing bid price of the common stock on the Nasdaq SmallCap(TM) Market for the three trading days preceding notice of conversion; or (b) $4.00. The number of shares issuable upon conversion of the debentures is equal to the aggregate principal balance of the debentures divided by the conversion price. Net proceeds to the Company from the issuance of the debentures totaled approximately $1,500,000. Outstanding principal and interest on the debentures is payable on September 22, 2000. The debentures are convertible at the option of the holders. Due to the beneficial conversion feature of the debentures, a portion of the proceeds ($566,667) has been allocated to additional paid-in capital. The corresponding discount on the debentures will be amortized over the period from the date the debentures first become convertible as a non-cash charge to interest expense. Events of default include, among others, the common stock of the Company being delisted from trading on the Nasdaq SmallCap (TM) Market, unless it is there upon admitted to trading on a national stock exchange, or waived by the holders. In connection with the issuance of the debentures, the Company agreed to issue to a broker designated by the purchaser of the debentures three-year warrants to acquire an aggregate 400,000 shares of common stock. These warrants were issued in October 1997. Of these warrants, warrants to purchase an aggregate 200,000 shares of common stock are exercisable at a price of $4.00 per share, and warrants to purchase the remaining 200,000 shares of common stock are exercisable at a price of $6.00 per share. If not earlier exercised, the warrants expire on October 27, 2000.

         In December 1997, the Company issued 20,000 shares of its Series A preferred stock for an aggregate purchase price of $2,000,000. Costs in connection with the offering have been netted against the gross proceeds of the offering. Net proceeds to the Company from the Series A preferred sale were approximately $1,800,000.

         The Series A preferred stock is convertible at the option of the holder into a number of shares of common stock equal to the quotient of (a) the product of the number of shares of Series A preferred stock being converted multiplied by $100.00 divided by (b) the then-applicable conversion price. The Series A preferred conversion price is the lesser of (i) 80% of the average closing bid price of the Company's common stock for the five trading days ending on the day the

Company actually receives a conversion notice; or (ii) $14.50625. The Series A preferred conversion price is subject to adjustment under certain circumstances. A discount of $500,000 results from an allocation of the proceeds to the beneficial conversion feature. This discount is analogous to a dividend and will be recognized as a return to the Series A preferred holders over the minimum period such holders realize that return. The shares may be redeemed by the Company at a price equal to 125% of the sum of the liquidation value of $100 per share plus all accrued and unpaid dividends.

         In connection with the issuance and sale of the Series A preferred stock, the Company granted the Series A preferred warrants to acquire an aggregate of 75,000 shares of Common Stock, with warrants to purchase 62,500 shares of common stock having an exercise price per share equal to $14.50625 and warrants to purchase 12,500 shares of common stock having an exercise price per share equal to $15.825. The Company also granted 50,000 warrants to a placement agent at an exercise price of $15.825 per share. The Series A preferred stock warrants will expire on December 31, 2000.

         The 625,000 warrants issued in 1997 were at a weighted average exercise price and weighted average fair value of $7.39 and $.14, respectively. At December 31, 1997, 550,000 of the warrants are exercisable.

7.       STOCK OPTION PLANS

         The Company's Employee Stock Option Plan (the "Stock Option Plan") was adopted by the Company's stockholders in September 1996. Shares of common stock may be sold or awarded to officers, key employees and consultants. The Company has reserved 600,000 shares of common stock for issuance under the Stock Option Plan. Options granted under the Stock Option Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

         During 1997, the Company granted options to purchase shares under the Stock Option Plan. The options vest 25% per year and expire ten years after the grant date. The exercise price of the grants was made at or above the fair market value of the stock on the grant date.

         The Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Company's stockholders in September 1996. Shares of common stock may be sold or awarded to directors who are not officers or employees of the Company ("Non-Employee Directors"). The Company has reserved 300,000 shares of common stock for issuance under the Directors' Plan.

         The Directors' Plan provides for the automatic granting of an option to purchase 10,000 shares of common stock to each Non-Employee Director who is first appointed or elected to the Board of Directors. Also, each Non-Employee Director is automatically granted an option to purchase 5,000 shares of common stock on the date of each annual meeting of the Company's stockholders. Furthermore, the Directors' Plan allows the Board of Directors to make extraordinary grants of options to Non-Employee Directors.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"). This statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting method or continue to apply the provisions of Accounting Principles Board Opinion No. 25

"Accounting for Stock Issued to Employees" ("APB 25") and disclose pro forma net income and earnings per share assuming the fair value method had been applied.

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company has recognized no compensation expense for options issued to employees and non-employee directors. For the year ended December 31, 1997, the Company recognized $4,611 in compensation expense for stock issued to non-employees.

         Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997, respectively: risk-free interest rate of 6.46% and 5.93%; volatility factors of the expected market price of the Company's common stock of 80% and 90%; and weighted average expected life of the options of four and five years.

         Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1997, would have been the pro forma amounts listed below:



                                                                       YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                 1996                     1997
                                                                 -----------        --------------
Net Loss:
  As reported.........................................             $  (625,583)       $  (4,881,181)
  Pro forma...........................................                (676,776)          (5,025,199)
Basic and diluted loss per share:
  As reported.........................................             $     (0.34)       $       (1.88)
  Pro forma...........................................             $     (0.36)       $       (1.93)

Option activity under all of the stock option plans is summarized as follows:


                                                            YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------
                                                 1996                                  1997
                                     ------------------------------         -----------------------------
                                                                                             Weighted-
                                                   Weighted-Average                      Average Exercise
                                     Shares         Exercise Price          Shares             Price
                                     ------        ----------------         ------       ----------------
Outstanding at beginning of year          0              --                220,543          $   6.30
Granted ........................    229,167        $   6.30                599,555          $   5.26
Exercised ......................          0              --                      0                --
Forfeited ......................     (8,624)       $   6.19               (398,938)         $   5.80
                                    -------                               --------
Outstanding at end of year .....    220,543        $   6.30                421,160          $   4.95
                                    =======                               ========
Options exercisable at year end           0                                  3,090
                                    =======                               ========
Shares available for future grant    79,457                                178,840
Weighted-average fair value of      =======                               ========
options granted during the year     $  2.03                               $   3.71
                                    =======                               ========

         The following table summarizes information about fixed options outstanding at December 31, 1997.

                                              WEIGHTED AVERAGE
               EXERCISE                     REMAINING CONTRACTUAL
               PRICES            SHARES             LIFE
               ------            ------             ----
               $ 4.06           229,000              9.5
               $ 4.55            12,361              8.7
               $ 6.00           118,799              9.4
               $ 6.13            42,000              9.5
               $ 8.06            19,000              9.8
                                -------
                                421,160
                                =======

         At December 31, 1997, 3,090 shares are exercisable at a weighted-average exercise price of $4.55.

8.       ACQUISITION:

         In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. ("HISS"), a start-up company formed in July 1996 to provide Internet and Intranet security system consulting services. Consideration to the former holders of HISS's capital stock consisted of the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001. As of December 31, 1997, the Company has a maximum potential liability under the earnout agreement of approximately $113,000, payable in common stock or cash at the Company's option. The ultimate earnout is not currently determinable due to HISS net income limitations.

9.       RELATED PARTY TRANSACTIONS:

         The Company has entered into an employment agreement with its Chief Executive Officer and principal stockholder which expires December 31, 2000.

         Interest expense on notes payable to stockholders and affiliates of stockholders was approximately $3,000, $45,000, and $51,000, in 1995, 1996, and 1997, respectively.

10.      INCOME TAXES:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:


                                                          December 31
                                                  1996                1997
                                               ----------          ---------

Temporary differences:.................
 Allowance for uncollectibles...........       $    40,601        $    61,009
 Vacation accrual.......................             5,675             11,049
 Depreciation...........................             4,820              2,317
 Deferred rent expense..................            27,901             45,274
 Software development expenses..........           (29,515)            55,599
                                               -----------        -----------
                                                    49,482            175,248
Net operating loss carryforward........            190,156          1,903,040
                                               -----------        -----------
Deferred tax asset.....................            239,638          2,078,288
Valuation allowance....................           (239,638)        (2,078,288)
                                               -----------        -----------
Net deferred tax asset.................        $         0        $         0
                                               ===========        ===========

         At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $5,008,001, of which $411,227 expire in 2011 and $4,596,774 expire in 2012. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during the year resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the utilization of the Company's net operating loss carry-forwards in the future. Based on the cumulative losses in recent years and the limitation and the use of the company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset. The income tax benefit differs from the amounts computed by applying the Federal statutory rate of 34% to loss before taxes principally as a result of the recording of the valuation allowance.

11.      SUBSEQUENT EVENTS (UNAUDITED):

Conversion of Debentures

         As of March 26, 1998 the Company had received notices of conversion for $700,000 of the Company's 5% Convertible Debentures, issued in September 1997 and totalling $1,700,000. Had these Debentures been converted prior to December 31, 1997, total liabilities and total stockholders' equity at that date would have been approximately $2,059,000 and $2,504,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1998 under the captions "Directors and Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1998 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1998 under the caption "Certain Transactions" and is incorporated by reference herein.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.  FINANCIAL STATEMENTS

         The consolidated financial statements, notes thereto and report of independent accountants thereon, filed as part hereof, are listed in
         Item 8.

         2.  FINANCIAL STATEMENT SCHEDULES

         Financial Statement scheduled have been omitted as the required information is not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.

         3.  EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
3.1      --   Restated Certificate of Incorporation of the Registrant.*
3.2      --   Restated Bylaws of the Registrant.*
3.3      --   Certificate of Designation of Series A Convertible Preferred
              Stock.***
4.1      --   See Exhibits 3.1 and 3.2 for provisions of the Restated
              Certificate of Incorporation and Bylaws of the Registrant
              defining rights of the holders of Common Stock of the Registrant.*
4.3      --   Form of Warrant.*
10.1     --   HomeCom Communications, Inc. Stock Option Plan and form of Stock
              Option Certificate.*
10.2     --   HomeCom Communications, Inc. Non-Employee Directors Stock Option
              Plan and form of Stock Option Certificate.*
10.3     --   Employment Agreement between the Registrant and Harvey W. Sax, dated January 1, 1996.*
10.4     --   Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax.*
10.5     --   Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996.*
10.6     --   Lease and Services Agreement between Alliance Greensboro, L.P. and the Registrant, dated June 25, 1996.*
10.7     --   Business Alliance Program Agreement between Oracle Corporation and the Registrant, dated May 30, 1996, together with the Sublicense
              Addendum, Application Specific Sublicense Addendum, Full Use and
              Deployment Sublicense Addendum and License Transfer Policy, each dated May 30, 1996.*
10.8     --   Network Enrollment Agreement between Apple Computer, Inc.
              and the Registrant, effective May 1996.*
10.9     --   Member Level Agreement between Microsoft Corporation and the
              Registrant, effective May 1996.*
10.10    --   Master Agreement for Internet Services and Products between
              BBN Planet Corporation and the Registrant, dated February 1,
              1996.*
10.11    --   Authorized Business Partners Agreement between BBN Planet
              Corporation and the Registrant, dated May 14, 1996.*
10.12    --   Stock Purchase Agreement between the Registrant and the
              stockholders of Homecom Internet Security Services, Inc.,
              dated August 31, 1996.*
10.13    --   Form of Promissory Notes issued by the Registrant and held by Mark Germain.*
10.14    --   Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward A. Blech Trust.*
10.15    --   Marketing Associate Solution Alliance Agreement dated
              February 6, 1997 between the Registrant and Unisys
              Corporation.*
10.16    --   Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**
10.17    --   Letter agreement dated January 16, 1997 between the
              Registrant, David A. Blech, Esther Blech and the Edward A.
              Blech Trust.*
10.18    --   HomeCom Communications, Inc. Employee Stock Purchase Plan.*
10.19    --   5% Convertible Debenture Purchase Agreement dated effective
              September 19, 1997 between the Registrant, Euro Factors
              International, Inc., Beauchamp Finance, FTS Worldwide
              Corporation and COLBO.***
10.20    --   Form of 5% Convertible Debenture issued by the Registrant
              and held by Euro Factors International, Inc., Beauchamp
              Finance, FTS Worldwide Corporation and COLBO.***
10.21    --   Registration Rights Agreement dated effective September 19,
              1997 between the Registrant, Euro Factors International,
              Inc., Beauchamp Finance, FTS Worldwide Corporation and
              COLBO.***
10.22    --   Letter agreement dated September 23, 1997 between the
              Registrant, Euro Factors International, Inc., Beauchamp
              Finance, FTS Worldwide Corporation and COLBO.***
10.23    --   Letter agreement dated September 27, 1997 between the
              Registrant, Euro Factors International, Inc., Beauchamp
              Finance, FTS Worldwide Corporation and COLBO.***
10.24    --   Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the
              Registrant to First Granite Securities, Inc.***
10.25    --   Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the
              Registrant to First Granite Securities, Inc.***
10.26    --   Form of Securities Purchase Agreement between the
              Registrant, Sovereign Partners, L.P. and Dominion Capital
              Fund, LTD. dated as of December 23, 1997.***
10.27    --   Form of Registration Rights Agreement between the Registrant,
              Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997***
10.27    --   Form of Registration Rights Agreement between the Registrant,
              Sovereign Partners, L.P. and Dominion Capital Fund, LTD.
              dated as of December 23, 1997***
10.28    --   Form of Warrant to purchase 18,750 shares of Common Stock
              issued by the Registrant to Sovereign Partners, L.P.***
10.29    --   Form of Warrant to purchase 56,250 shares of Common Stock
              issued by the Registrant to Dominion Capital Fund, LTD.***
10.30    --   Common Stock Purchase Agreement dated January 23, 1998 by
              and among InsureRate, Inc., the Registrant, Jerome R. Corsi and Hamilton Dorsey Alston Company.***
10.31    --   Escrow Agreement dated as of January 23, 1998 by and among
              InsureRate, Inc., Hamilton Dorsey Alston Company, the
              Registrant, Jerome R. Corsi and SunTrust Bank, Atlanta.***
10.32    --   Shareholders Agreement dated January 23, 1998 by and among
              Hamilton Dorsey Alston Company, the Registrant and
              InsureRate, Inc.***
10.33    --   Web Development and Hosting Services Agreement dated January
              23, 1998, by and among InsureRate, Inc. and Hamilton Dorsey
              Alston Company.***
10.34    --   Form of Warrant to purchase 25,000 shares of Common Stock
              for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company.***
10.35    --   Loan Agreement dated January 23, 1998 by and between
              InsureRate, Inc. and the Registrant.***
10.36    --   Form of Master Note issued by the Registrant to
              InsureRate, Inc.***
10.37    --   Form of Warrant to purchase 50,000 shares of Common Stock
              issued by the Registrant to the Malachi Group, Inc.****
21.1     --   List of Subsidiaries.***
27.1-27.5--   Financial Data Schedules (for SEC use only).**

--------------

* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).
** Incorporated herein by reference to exhibit of the same number in the Form 10-Q/A of the Registrant filed with the Commission on December 18, 1997.
*** Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).
**** Incorporated herein by reference to exhibit of the same number in the Form
     S-1 Registration Statement of the Registrant filed with the Commission on February 2, 1998.


(B)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K with respect to a press release regarding the Company's completion of a $1.7 Million Private Placement, Cost Cutting Measures and Larger than Expected Loss for the Third Quarter of 1997 on October 9, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOMECOM COMMUNICATIONS, INC.


                                            By: /s/ Harvey W. Sax
                                               -------------------------
                                                    Harvey W. Sax
                                                    President and
Date: March 31, 1998                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


            Signature                       Title                           Date
         /s/ Harvey W. Sax          President; Chief Executive          March 31, 1998
         -------------------------  Officer; Director
            Harvey W. Sax

         /s/ Carl Peede             Senior Vice President and Chief     March 31, 1998
         -------------------------  Operating Officer
            Carl Peede

         /s/ Nat Stricklen          Vice President - Sales &            March 31, 1998
         -------------------------  Marketing; Director
            Nat Stricklen

         /s/ Norman H. Smith        Vice President - Chief Financial    March 31, 1998
         -------------------------  Officer
            Norman H. Smith

         /s/ Krishan Puri           Executive Vice President;           March 31, 1998
         -------------------------  Director
            Krishan Puri

         /s/ Gia Bokuchava          Chief Technical Officer;            March 31, 1998
         -------------------------  Director
            Gia Bokuchava, Ph.D.

         /s/ Roger J. Nebel         Vice President; Director            March 31, 1998
         -------------------------
            Roger J. Nebel

         /s/ Greg Abowd             Director                            March 31, 1998
         -------------------------
            Greg Abowd, Ph.D.


         /s/ Claude A. Thomas       Director                            March 31, 1998
         -------------------------
            Claude A. Thomas
