Form 10-Q
period 1998-03-31
HOMECOM COMMUNICATIONS INC
filed 1998-05-15
CIK 1021226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                        Yes [X]                   No [ ]

        As of May 5, 1998, there were 4,040,683 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

                          HOMECOM COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:
1) Balance Sheets as of March 31, 1998 and December 31, 1997                             3

2) Statements of Operations for the three months ended March 31,
1998 and 1997                                                                            4

3) Statements of Cash Flows for the three months ended March 31,
1998 and 1997                                                                            5

4) Notes to Financial Statements                                                         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            8

PART II.  OTHER INFORMATION

 ITEM 6. Exhibits and Reports on Form 8-K                                               11

Signatures                                                                              12

Exhibit Index                                                                           13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS


                                                                                     March 31, 1998      December 31, 1997
                                                                                     --------------      -----------------
                                                                                       (unaudited)
   ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                        $ 2,221,000           $ 3,187,948
        Accounts receivable, net of allowance for uncollectible accounts of
              $119,243 and $160,551 as of March 31, 1998 and December 31, 1997,
              respectively                                                                   582,040               470,839
                                                                                         -----------           -----------
              Total current assets                                                         2,803,040             3,658,787
FURNITURE, FIXTURES AND EQUIPMENT, NET                                                       728,046               627,624
SOFTWARE DEVELOPMENT COSTS, NET                                                               24,629                31,778
DEPOSITS                                                                                      50,231                55,731
DEFERRED DEBT ISSUE COSTS                                                                    167,320               248,359
OTHER NON-CURRENT ASSETS                                                                      91,245                42,500
                                                                                         -----------           -----------
              Total assets                                                               $ 3,864,511           $ 4,664,779
                                                                                         ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                            $   584,917           $   427,886
        Accrued payroll liabilities                                                          329,209               264,180
        Unearned revenue                                                                     235,308               190,878
        Current portion of obligations under capital leases                                   63,104                53,813
                                                                                         -----------           -----------
              Total current liabilities                                                    1,212,538               936,857

CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $0 AND $122,778 AS OF MARCH 31, 1998 AND
  DECEMBER 31, 1997, RESPECTIVELY                                                          1,000,000             1,577,222
OTHER LIABILITIES                                                                             76,435               119,141
OBLIGATIONS UNDER CAPITAL LEASES                                                              76,157                74,787
                                                                                         -----------           -----------
              Total liabilities                                                            2,365,130             2,708,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock, $.0001 par value, 15,000,000 shares authorized, 3,286,147 and 2,956,396 shares issued and outstanding at March 31, 1998 and
              December 31, 1997, respectively                                                    329                   295
        Preferred stock, $.01 par value, 1,000,000 shares authorized, 20,000 shares issued and outstanding at March 31, 1998 and December
                  31, 1997; participating; $2,000,000 liquidation value                          200                   200
        Additional paid-in capital                                                         8,471,572             7,800,542
        Subscriptions receivable                                                            (337,501)             (337,501)
        Accumulated deficit                                                               (6,635,219)           (5,506,764)
                                                                                         -----------          -----------
        Total stockholders' equity                                                         1,499,381             1,956,772
                                                                                         -----------           -----------
              Total liabilities and stockholders' equity                                 $ 3,864,511           $ 4,664,779
                                                                                         ===========           ===========

The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     -----------------------------
                                                                                               (Unaudited)
                                                                                         1998              1997
                                                                                         ----              ----
NET SALES:
        Service sales                                                                $   762,746        $  893,145
        Equipment sales                                                                  119,681            16,032
                                                                                     -----------        ----------
               Total net sales                                                           882,427           909,177

COST OF SALES:

        Cost of services                                                                 316,992           332,106
        Cost of equipment sold                                                            82,562             8,787
                                                                                     -----------        ----------
               Total cost of sales                                                       399,554           340,893
                                                                                     -----------        ----------
GROSS PROFIT                                                                             482,873           568,284
                                                                                     -----------        ----------
OPERATING EXPENSES:
        Sales and marketing                                                              238,000           297,249
        Product development                                                               53,460            47,639
        General and administrative                                                     1,013,596           543,031
        Depreciation and amortization                                                     78,393            35,364
                                                                                     -----------        ----------
              Total operating expenses                                                 1,383,449           923,283
                                                                                     -----------        ----------

OPERATING LOSS                                                                          (900,576)         (354,999)


OTHER EXPENSES (INCOME)

        Interest expense                                                                 266,029            20,524
        Other income, net                                                                (38,151)             (873)
                                                                                     -----------        ----------
LOSS BEFORE INCOME TAXES                                                              (1,128,454)         (374,650)

INCOME TAXES                                                                                  --                --
                                                                                     -----------        ----------

NET LOSS                                                                              (1,128,454)         (374,650)
                                                                                     -----------        ----------

PREFERRED STOCK DIVIDEND                                                                (441,176)               --
                                                                                     -----------        ----------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                                               $(1,569,630)       $ (374,650)
                                                                                     ===========        ==========

BASIC AND DILUTED LOSS PER SHARE                                                     $     (0.51)       $    (0.19)
                                                                                     ===========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             3,079,382         1,923,063
                                                                                     ===========        ==========

The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                           ------------------------------------
                                                                                                1998                  1997
                                                                                                ----                  ----
                                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                           $ (1,128,454)         $   (374,650)
        Adjustments to reconcile net income (loss) to
               cash provided by (used in) operating activities:
                     Depreciation                                                                63,185                28,158
                     Amortization of assets under capital lease                                  15,208                 7,206
                     Amortization of software development costs                                   7,945                 2,662
                     Amortization of debt discount                                              122,778                    --
                     Amortization of debt issue costs                                           116,434                    --
                     Provision for bad debts                                                      7,675               (10,500)
                     Deferred rent expense                                                      (42,705)               (5,502)
                     Change in operating assets and liabilities:
                            Accounts receivable                                                (118,876)             (305,540)
                            Accounts payable and accrued expenses                               157,031                   387
                            Accrued salaries and payroll taxes payable                           65,029               102,207
                            Unearned revenue                                                     44,329               138,216
                            Other                                                               (44,040)               (2,609)
                                                                                           ------------          ------------
               Net cash used in operating activities                                           (734,461)             (419,965)
                                                                                           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of furniture, fixtures and equipment                                          (154,916)              (21,251)
        Software development costs                                                                   --               (57,614)
                                                                                           ------------          ------------
               Net cash used in investing activities                                           (154,916)              (78,865)
                                                                                           ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of deferred offering costs                                                      (28,937)              (20,000)
        Payment of deferred debt issue costs                                                    (35,395)                   --
        Repayment of note payable                                                                    --                (2,485)
        Proceeds from notes payable to stockholders                                                  --               270,000
        Repayment of notes payable to stockholders                                                   --               (41,488)
        Repayment of capital lease obligations                                                  (13,239)              (30,139)
                                                                                           ------------          ------------
               Net cash (used in) provided by financing activities                              (77,571)              175,888
                                                                                           ------------          ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (966,948)             (332,942)

CASH AND CASH EQUIVALENTS at beginning of period                                              3,187,948               332,377
                                                                                           ------------          ------------

CASH AND CASH EQUIVALENTS at end of period                                                 $  2,221,000          $      9,435
                                                                                           ============          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        AND NON CASH INVESTING AND FINANCING ACTIVITIES:
        Cash paid during the period for interest                                           $      2,484          $        723
                                                                                           ============          ============

        During the three month periods ended March 31, 1998 and 1997, capital lease obligations of $23,900 and $21,800, respectively, were incurred when the Company entered into leases on computer equipment.

        During the three months ended March 31, 1998, $700,000 of convertible debentures were converted into 329,751 shares of common stock.

The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of HomeCom Communications, Inc. (the "Company") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2.        RENEGOTIATION OF TERMS OF CONVERTIBLE DEBENTURES

         The Company has renegotiated certain of the terms of the Company's 5% convertible debentures issued in September 1997. Under the terms of a letter agreement dated April 8, 1998 by and among the Company and the purchasers, the conversion price of the debentures was reduced to the lessor of (a) a twenty-five percent (25%) discount from the average closing bid price of the Company's common stock on the Nasdaq SmallCap(TM) Market for the three (3) trading days preceding notice of conversion; or (b) $2.625 (compared to $4.00 in the original agreement). In addition, the purchasers have agreed not to convert any portion of the remaining debentures held by each of them for a period beginning April 8, 1998 and ended May 8, 1998 and thereafter not to convert more than 25% of the remaining debentures held by each of them in any thirty (30) day period (the "Debenture Gating Restrictions"). However, in the event that the closing bid price of the Common Stock as reported by Nasdaq or on other securities exchanges or markets on which the Common Stock is listed for the previous five (5) days is $3.50 or greater, following May 8, 1998 the foregoing Debenture Gating Restrictions shall not apply as long as the closing bid price for the previous five (5) days is $3.50 or greater.

3.        RENEGOTIATION OF TERMS OF CONVERTIBLE PREFERRED STOCK

         The Company has renegotiated certain of the terms of the Company's Series A preferred stock issued in December 1997. Under the terms of a letter agreement dated April 17, 1998 by and among the Company and the holders, the conversion price of the preferred stock was reduced to the lessor of (a) a twenty-five percent (25%) discount from the average closing bid price of the Company's common stock on the Nasdaq SmallCap(TM) Market for the five (5) trading days preceding notice of conversion; or (b) $3.50 (compared to $14.50625 in the original agreement). However, in the event that a Registration Statement on Form S-1 for the common stock issuable upon conversion of the preferred stock is not declared effective by the Securities and Exchange Commission by May 16, 1998, item (b) above is reduced to $3.00. In addition, the holders have agreed not to convert on a non-cumulative basis more than twenty-five percent (25%) during any thirty (30) day period following the effective date of the registration statement (the "Preferred Stock Gating Restrictions"). However, in the event that the closing bid price of the Common Stock as reported by Nasdaq or on other securities exchanges or markets on which the Common Stock is listed for the previous five (5) days is $3.50 or greater, following the effective date of the registration statement the foregoing Preferred Stock Gating Restrictions shall not apply as long as the closing bid price for the previous five (5) days is $3.50 or greater.


          A discount results from the beneficial conversion feature of the preferred stock. This discount is analogous to a dividend and will be recognized as a return to the preferred holders over the minimum period such holders realize that return. This assumed dividend increases the amount of net loss applicable to common shareholders. Due to the above renegotiation, this dividend, originally calculated as $500,000 increases to $666,667. For the three months ended March 31, 1998, the preferred stock dividend increased the net loss applicable to common shareholders by $441,176. The remaining preferred stock dividend of $225,491 will be recorded in the three months ended June 30, 1998.

4.        ACQUISITION OF THE INSURANCE RESOURCE CENTER, INC.

         On April 16, 1998, the Company acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for 351,391 shares of the Company's common stock. IRC provides Internet development and hosting services to the insurance industry. The Company intends to account for this acquisition as a pooling of interests transaction.

5.       BASIC AND DILUTED LOSS PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1997. The adoption of SFAS No. 128 had no effect on previously reported unaudited net loss per share for the three month period ended March 31, 1997. Options to purchase shares of common stock were outstanding at March 31, 1998 and 1997 but were not included in the computation of loss per share because the Company reported a loss and therefore the effect would be anti-dilutive.

6.       INCOME TAXES

         There was no provision for or cash payment of income taxes for the three months ended March 31, 1998 and 1997, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1998.


7.       SUBSEQUENT EVENTS (UNAUDITED):

         As of May 15, 1998, all of the Company's 5% convertible debentures, originally issued in September 1997 in the aggregate amount of $1,700,000, have now been converted into shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599 and 333-45383).

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Net Sales. Net sales decreased 2.9% from $909,177 in the first quarter of 1997 to $882,427 in the first quarter of 1998. Revenues from service sales decreased 14.6% from $893,145 in the first quarter of 1997 to $762,746 in the first quarter of 1998. This decrease of $130,399 is primarily attributable to decreases in web development revenues of approximately $310,000, offset by increases in hosting revenues of approximately $180,000. The decrease in web development revenues is due primarily to reductions in sales and marketing resources in the third quarter of 1997 which impacted sales efforts in the current quarter. Revenue from equipment sales increased from $16,032 in the first quarter of 1997 to $119,681 in the first quarter of 1998. This increase of $103,649 was attributable to increased sales of security hardware and software.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services decreased from $332,106, or 36.5% of revenues in the first quarter of 1997 to $316,992, or 35.9% of revenues in the first quarter of 1998, reflecting lower service sales.

     Gross Profit. Gross profit decreased by $85,411 from $568,284 in the first quarter of 1997 to $482,873 in the first quarter of 1998, reflecting lower service sales. Gross profit margins decreased from 62.5% during the first quarter of 1997 to 54.7% during the first quarter of 1998. This decrease as a percentage of revenues primarily reflects a less than proportional reduction in technical production staff as compared to service sales, due to anticipated growth.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, travel and telephone charges. Sales and marketing expenses decreased 19.9% from $297,249 in the first quarter of 1997 to $238,000 in the first quarter of 1998. This decrease was primarily attributable to a decrease in advertising and marketing activities. As a percentage of revenues, these expenses decreased from 32.7% of revenues in the first quarter of 1997 to 27.0% of revenues in the first quarter of 1998.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that continuing investments in product development are required to compete effectively in the Company's industry. Total expenditures for product development were $53,460, or 6.1% of net sales in the first quarter of 1998, of which none were capitalized. This compares to total product development expenditures of $105,253, or 11.6% of sales, in the first quarter of 1997, of which $57,614 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $543,031 in the first quarter of 1997 to $1,013,596 in the first quarter of 1998. As a percentage of net sales, these expenses increased from 59.7% in the first quarter of 1997 to 114.9% in the first quarter of 1998. This increase as a percentage of net sales primarily reflects increases for operational and administrative support personnel incurred to support anticipated growth.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment and equipment under capital leases. Depreciation and amortization increased from $35,364, or 3.9% of revenues in the first quarter of 1997 to $78,393, or 8.9% in the first quarter of 1998, reflecting increased expenditures on capital equipment. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Interest Expense. Interest expense increased from $20,524 in the first quarter of 1997 to $266,029 during the first quarter of 1998, principally reflecting interest and the amortization of the discount ($122,778) and debt issue costs ($116,434) associated with the Company's 5% convertible debentures issued in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

     General

         The Company has substantially limited unused sources of capital. As of March 31, 1998, the Company had net working capital of approximately $1.6 million. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through exercise of outstanding warrants, sales of non-strategic business lines, and additional debt and equity offerings.

         Because the Company expects to continue to incur substantial operating losses, the Company will continue to use substantial sums of cash in its operations for an indefinite period. Accordingly, the Company will be required to obtain additional capital. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, or that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing stockholders. If the Company exhausts its current sources of capital and is not able to obtain additional capital, the Company will be required to undertake certain steps to continue its operations. Such steps may include immediate reduction of the Company's operating costs and other expenditures, including potential reductions of personnel and suspension of salary increases and capital expenditures. If such measures are not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests, including the possible sale of certain of the Company's business lines. Any such actions undertaken may limit the Company's opportunities to realize continued increases in sales and the Company may not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company exhausts its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve break-even or profitable operations, the Company will be forced to seek protection from its creditors.

         Net cash used in operating activities was $734,461 for the three month period ended March 31, 1998. The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4,700,000. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1,700,000 principal amount of the

Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures were approximately $1.5 million. In December 1997, the Company issued 20,000 shares of its Series A preferred stock for aggregate net proceeds of approximately $1.8 million.

         The Company spent $154,916 and $21,251 during the three month periods ended March 31, 1998 and 1997, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of March 31, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia and New York City facilities.

         Accounts receivable, net of allowance for doubtful accounts, totaled $582,040 as of March 31, 1998. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

YEAR 2000 READINESS

         Many existing computer programs were originally designed to use only two digits to identify a year in date fields. If not corrected, these applications could fail or produce erroneous results when working with dates in the year 2000 and beyond. This "Year 2000" issue could potentially affect the Company in three areas: its product and service offerings to its customers, third-party products used internally, and its suppliers. The Company plans to undertake an in-depth review of software applications used in order to determine potential exposure to this issue and develop an appropriate response. Based on an initial assessment of the technology environment within the Company, it is not anticipated that the Company's Year 2000 issues, or its response to those issues, will have a material adverse effect upon the Company's financial position or results of operations. If the Company's review and remediation efforts with respect to this issue are not completed on a timely basis, Year 2000 issues could have a material impact on the Company's operations and financial results.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 on January 1, 1998 and had no impact on the Company's disclosures.

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

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The adoption of SOP 97-2, as amended by Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2," at January 1, 1998, did not have a material impact on the Company's financial statements.

         In February 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities to be expensed as incurred instead of being capitalized and amortized, and is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

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

                                               HomeCom Communications, Inc.

                                                /s/ Harvey W. Sax
Date:  May 14, 1998                            ___________________________
                                               Harvey W. Sax
                                               President and
                                               Chief Executive Officer

                                                /s/ Norman H. Smith
Date:  May 14, 1998                            ___________________________
                                               Norman H. Smith
                                               Vice President Finance and
                                               Administration
                                               (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.

                                  EXHIBIT INDEX

Exhibit
Number                          Description                            Page
------                          -----------                            ----
27              Financial Data Schedule (For SEC Use only)             15