Form 10-Q
period 1998-06-30
HOMECOM COMMUNICATIONS INC
filed 1998-08-14
CIK 1021226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                          Yes [X]               No [ ]

      As of August 6, 1998, there were 4,635,877 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOMECOM COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:
(1) Balance Sheets as of June 30, 1998 and
    December 31, 1997.......................................    3
(2) Statements of Operations for the three and six months
    ended June 30, 1998 and 1997............................    4
(3) Statements of Cash Flows for the six months ended
    June 30, 1998 and 1997..................................    5
(4) Notes to Financial Statements...........................    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    8
PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K...................   13
Signatures..................................................   14
Exhibit Index...............................................   15

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              JUNE 30, 1998   DECEMBER 31, 1997
                                                              -------------   -----------------
                                                               (UNAUDITED)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 4,600,081       $ 3,187,948
  Accounts receivable, net of allowance for uncollectible
     accounts of $106,169 and $160,551 as of June 30, 1998
     and December 31, 1997, respectively....................       719,480           470,839
                                                               -----------       -----------
          Total current assets..............................     5,319,561         3,658,787
FURNITURE, FIXTURES AND EQUIPMENT, NET......................       847,374           627,624
SOFTWARE DEVELOPMENT COSTS, NET.............................        16,684            31,778
DEPOSITS....................................................        50,231            55,731
DEFERRED DEBT ISSUE COSTS...................................            --           248,359
INTANGIBLE ASSETS, NET......................................       431,453                --
OTHER NON-CURRENT ASSETS....................................       162,744            42,500
                                                               -----------       -----------
          Total assets......................................   $ 6,828,047       $ 4,664,779
                                                               ===========       ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $   298,210       $   427,886
  Accrued payroll liabilities...............................       260,672           264,180
  Unearned revenue..........................................        22,095           190,978
  Current portion of obligations under capital leases.......       136,170            53,813
                                                               -----------       -----------
          Total current liabilities.........................       717,147           936,857
CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $122,778 AT
  DECEMBER 31, 1997.........................................            --         1,577,222
OTHER LIABILITIES...........................................        71,397           119,141
OBLIGATIONS UNDER CAPITAL LEASES............................       119,800            74,787
                                                               -----------       -----------
          Total liabilities.................................       908,344         2,708,007
                                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares
     authorized, 4,635,877 and 2,956,396 shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively...........................................           464               295
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, 7,500 and 20,000 shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively; participating; $750,000 and $2,000,000
     liquidation value at June 30, 1998 and December 31,
     1997, respectively.....................................            75               200
  Additional paid-in capital................................    10,042,572         7,800,542
  Subscriptions receivable..................................      (337,501)         (337,501)
  Accumulated deficit.......................................    (3,785,907)       (5,506,764)
                                                               -----------       -----------
          Total stockholders' equity........................     5,919,703         1,956,772
                                                               -----------       -----------
          Total liabilities and stockholders' equity........   $ 6,828,047       $ 4,664,779
                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                              ------------------------   -------------------------
                                                 1998          1997         1998          1997
                                              -----------   ----------   -----------   -----------
NET SALES:
  Service sales.............................  $   856,283   $  707,426   $ 1,619,029   $ 1,600,571
  Equipment sales...........................       40,870          971       160,551        17,003
                                              -----------   ----------   -----------   -----------
          Total net sales                         897,153      708,397     1,779,580     1,617,574
                                              -----------   ----------   -----------   -----------
COST OF SALES:
  Cost of services..........................      496,241      362,602       860,989       694,708
  Cost of equipment sold....................       16,830          777        99,392         9,564
                                              -----------   ----------   -----------   -----------
          Total cost of sales                     513,071      363,379       960,381       704,272
                                              -----------   ----------   -----------   -----------
GROSS PROFIT................................      384,082      345,018       819,199       913,302
                                              -----------   ----------   -----------   -----------
OPERATING EXPENSES:
  Sales and marketing.......................      195,086      237,861       433,086       535,110
  Product development.......................      120,680      150,377       168,805       198,016
  General and administrative................    1,337,925      814,574     2,302,051     1,357,605
  Depreciation and amortization.............      138,764       45,243       225,102        80,607
                                              -----------   ----------   -----------   -----------
          Total operating expenses              1,792,455    1,248,055     3,129,044     2,171,338
                                              -----------   ----------   -----------   -----------
OPERATING (LOSS)............................   (1,408,373)    (903,037)   (2,309,845)   (1,258,036)
OTHER EXPENSES (INCOME)
  Gain on sale of division..................   (4,402,076)          --    (4,402,076)           --
  Interest expense..........................      172,500       33,141       438,529        53,665
  Other expense (income), net...............      (28,109)     (19,030)      (67,156)      (19,903)
                                              -----------   ----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES...........    2,849,312     (917,148)    1,720,858    (1,291,798)
INCOME TAX PROVISION (BENEFIT)..............           --           --            --            --
                                              -----------   ----------   -----------   -----------
NET INCOME (LOSS)...........................    2,849,312     (917,148)    1,720,858    (1,291,798)
PREFERRED STOCK DIVIDEND....................     (225,491)          --      (666,667)           --
                                              -----------   ----------   -----------   -----------
INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS..............................  $ 2,623,821   $ (917,148)  $ 1,054,191   $(1,291,798)
                                              ===========   ==========   ===========   ===========
BASIC INCOME (LOSS) PER SHARE...............  $      0.63   $    (0.35)  $      0.29   $     (0.57)
                                              ===========   ==========   ===========   ===========
DILUTED INCOME (LOSS) PER SHARE.............  $      0.54   $    (0.35)  $      0.25   $     (0.57)
                                              ===========   ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- BASIC......................    4,190,088    2,584,326     3,637,803     2,253,695
                                              ===========   ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- DILUTED....................    4,895,185    2,584,326     4,782,516     2,253,695
                                              ===========   ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 1,720,858    $(1,291,798)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
    Depreciation and amortization...........................      225,102         85,931
    Amortization of debt discount...........................      122,778             --
    Amortization of debt issue costs........................      283,754             --
    Gain on sale of division................................   (4,402,076)            --
    Provision for bad debts.................................       45,000         43,712
    Deferred rent expense...................................      (47,743)       (11,004)
    Change in operating assets and liabilities:
      Accounts receivable...................................     (328,211)      (523,131)
      Accounts payable and accrued expenses.................     (122,478)      (223,438)
      Accrued payroll liabilities...........................       (3,508)        98,117
      Unearned revenue......................................     (176,871)       140,011
      Other.................................................      (20,749)       (34,563)
                                                              -----------    -----------
         Net cash used in operating activities..............   (2,704,144)    (1,716,163)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............     (240,831)      (210,511)
  Proceeds from sale of division............................    4,500,000             --
  Other.....................................................      (46,540)       (29,155)
                                                              -----------    -----------
         Net cash provided by (used in) investing
           activities.......................................    4,212,629       (239,666)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs........................      (28,937)      (438,867)
  Payment of deferred debt issue costs......................      (35,395)            --
  Repayment of capital lease obligations....................      (32,020)       (44,561)
  Repayment of note payable.................................           --        (48,520)
  Proceeds from notes payable to stockholders...............           --        490,000
  Repayment of notes payable to stockholders................           --     (1,335,581)
  Proceeds from sale of stock, net of underwriting discounts
    and commissions.........................................           --      5,520,000
                                                              -----------    -----------
         Net cash provided by (used in) financing
           activities.......................................      (96,352)     4,142,471
                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    1,412,133      2,186,642
CASH AND CASH EQUIVALENTS at beginning of period............    3,187,948        332,377
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS at end of period..................  $ 4,600,081    $ 2,519,019
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON
  CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest....................  $     2,419    $    53,664
                                                              ===========    ===========

     During the six month periods ended June 30, 1998 and 1997, capital lease obligations of $159,391 and $21,800, respectively, were incurred when the Company entered into leases on computer equipment.

     During the six months ended June 30, 1998, $1,700,000 of convertible debentures were converted into 961,460 shares of common stock.

     During the six months ended June 30, 1998, the Company issued 351,391 shares of common stock for the net assets of The Insurance Resource Center, Inc.

     During the six months ended June 30, 1998, 12,500 shares of preferred stock were converted into 366,630 shares of common stock.

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

2. SALE OF HOSTAMERICA DIVISION

     On June 9, 1998, HomeCom sold substantially all of the assets of HostAmerica, its Web hosting division for non-financial services clients, to Sage Acquisition Corp. for $4,500,000. Pursuant to the terms of the Asset Purchase Agreement (the "Agreement"), the Company retained all of the accounts receivable of HostAmerica existing as of May 31, 1998, certain hosting accounts, and the right to perform hosting services in the future for companies engaged in the financial services industry. The Agreement required the deposit of $250,000 of the proceeds to be held in escrow until May 1, 1999, for the purpose of indemnifying Sage Acquisition Corp. for representations and warranties made by the Company under the Agreement. Revenues from HostAmerica were $317,806 and $533,159 for the three and six months ended June 30, 1998, respectively.

3. ACQUISITION OF THE INSURANCE RESOURCE CENTER, INC.

     On April 16, 1998, the Company acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for 351,391 shares of the Company's common stock. IRC provides Internet development and hosting services to the insurance industry. The Company has accounted for this acquisition as a purchase transaction. Approximately $457,000 has been recorded as an intangible asset and is being amortized over three years.

4. LETTER OF INTENT TO PURCHASE FIRST INSTITUTIONAL MARKETING, INC.

     On June 15, 1998 the Company signed a definitive letter of intent to purchase all of the outstanding shares of First Institutional Marketing, Inc. ("FIMI") for approximately 775,000 shares of common stock. FIMI's core business is focused on the commercial banking industry and consists of introducing banks to the sale of insurance and investment products, and training bank personnel to market and sell leading insurance and investment products to their customers. The Company intends to account for this acquisition as a purchase transaction.

5. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective December 31, 1997. Basic earnings
(loss) per common share ("EPS") was computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible securities, using the treasury stock method, was included in the computation of diluted EPS for the three and six months ended June 30, 1998. For the three and six months ended June 30, 1997, the effect of the Company's stock options and convertible securities is excluded as it is antidilutive. Accordingly, no prior period restatement for previously reported quarters is required.

                          HOMECOM COMMUNICATIONS, INC.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 1998 and 1997:

                                           THREE MONTHS ENDED
                                                JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                         ----------------------   --------------------------
                                            1998        1997         1998           1997
                                         ----------   ---------   -----------   ------------
Numerator:
  Net income (loss) available to common
     shareholders......................  $2,623,821   $(917,148)  $1,054,191    $(1,291,798)
                                         ----------   ---------   ----------    -----------
  Numerator for basic earnings (loss)
     per share.........................   2,623,821    (917,148)   1,054,191     (1,291,798)
  Interest on convertible debentures...          --          --      122,778             --
                                         ----------   ---------   ----------    -----------
  Numerator for diluted earnings (loss)
     per share.........................   2,623,821    (917,148)   1,176,969     (1,291,798)
                                         ==========   =========   ==========    ===========
Denominator:
  Weighted average common shares
     outstanding.......................   4,190,088   2,584,326    3,637,803      2,253,695
                                         ----------   ---------   ----------    -----------
  Denominator for basic earnings (loss)
     per share.........................   4,190,088   2,584,326    3,637,803      2,253,695
  Dilutive options, warrants,
     convertible debentures, and
     convertible preferred stock
     potential common shares...........     705,097          --    1,144,713             --
                                         ----------   ---------   ----------    -----------
  Denominator for diluted earnings
     (loss) per share..................   4,895,185   2,584,326    4,782,516      2,253,695
                                         ==========   =========   ==========    ===========
  Basic earnings (loss) per share......  $     0.63   $   (0.35)  $     0.29    $     (0.57)
  Diluted earnings (loss) per share....  $     0.54   $   (0.35)  $     0.25    $     (0.57)

6. INCOME TAXES

     There was no provision for or cash payment of income taxes for the three or six months ended June 30, 1998 and 1997, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1998.

7. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Form S-1 (File Nos. 333-12219, 333-42599, 333-45383, and 333-56795).

GENERAL

     HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable consumers and financial institutions to use the Internet and Intranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to establish an electronic channel to consumers and business by providing secure, innovative, Internet-based solutions to the banking, insurance and brokerage industries. As a technology provider to this electronic channel, HomeCom intends to continually enrich the content, host and maintain its own and third party software applications, and provide strategic consulting to financial institutions on electronic-commerce and marketing. HomeCom derives revenue from application development, software licensing, and hosting fees.

     HomeCom's solutions, which are built around Industry standards, are designed to enable their clients to increase revenues, achieve distinct competitive advantages, reduce costs, and improve customer support. The Company employs full time multimedia artists, computer programmers, Internet security experts, and network engineers. HomeCom provides Internet/Intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the integration of HomeCom's existing software applications into the client's operations; and (iii) security consulting and integration services.

     HomeCom employs a team of highly trained Internet/Intranet software developers and multimedia and graphics professionals who design and develop specialized Internet/Intranet software applications. These applications enable companies to obtain and communicate vital business information, such as sales reports, order status systems, employee directories and client account information. The Company works closely with its customers to analyze and design Internet-based software solutions that facilitate commercial transactions and the interactive exchange of business information. Through its experience in designing custom Internet solutions for businesses, HomeCom believes that it has developed and continues to develop in-depth knowledge concerning industry-specific Internet and Intranet applications and requirements. In particular, the Company plans to leverage this knowledge to continue to develop additional Internet-enabled applications for the financial services industry.

     The Company has developed several advanced software products for the banking industry. Personal Internet Banker(TM) and Harvey (TM)are a suite of software modules which provide a scaleable financial software package that enable a bank's customers to maintain personal banking and record their preferences for Internet banking. The Harvey(TM) product provides one-to-one marketing and banner advertising management based on expert financial rules set that can be configured by the client. In addition, the Company has developed software, called Post on the Fly(TM), which enables non-technical users to add, retrieve and update information through the Internet or an Intranet using standard browser software. Post on the Fly(TM) Conference permits intuitive and easy conferences among employees, customers and business partners. The product uses database technology to archive the user's data, ideas and innovations for later retrieval and review. It is also being designed to provide virtual investor conferences and bulletin boards. The Company's Marketplace product facilitates the creation and updating of an on-line store or catalog.

     HomeCom's Internet security division ("HISS") provides advanced security integration consulting services and develops Internet applications with high levels of integrated security. HISS is staffed by Internet software and integration security consultants who possess a broad range of Internet and Intranet security applications and integration experience with both commercial and government users. HomeCom intends to market these advanced services and applications both as part of a total package of Internet conversion services and as a single service. This division's objective is to become a leading provider of integrated security services and applications to large business enterprises and to provide security services and integration to HomeCom's clients.

     The Company markets its products and services through its direct sales force, print advertising and its own Web site. The Company also generates customer leads through its business partner relationships with leading technology companies such as AT&T, Microsoft, Netscape and Unisys.

     The Company's revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results. The Company historically has operated with no significant backlog because its services are provided as requested by customers. As a result, revenues in any quarter are substantially affected by the amount of services requested by its customers. Moreover, unanticipated variations in the number and timing of the Company's projects or in employee utilization rates may cause significant variations in revenues in any particular quarter. An unanticipated termination of a major project, a client's decision not to pursue a new project or to proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects, could require the Company to pay underutilized employees and therefore have a material adverse effect on the Company's results of operations and financial condition.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Net Sales. Net sales increased 26.6% from $708,397 in the second quarter of 1997 to $897,153 in the second quarter of 1998. Revenues from service sales increased 21.0% from $707,426 in the second quarter of 1997 to $856,283 in the second quarter of 1998. This increase of $148,857 is primarily attributable to increases in security consulting revenues of approximately $74,000 and hosting revenues of approximately $63,000. Revenue from equipment sales increased from $971 in the second quarter of 1997 to $40,870 in the second quarter of 1998. This increase of $39,899 was attributable to increased sales of security hardware and software.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $362,602, or 51.2% of revenues in the second quarter of 1997 to $496,241, or 55.3% of revenues in the second quarter of 1998, reflecting increased service sales.

     Gross Profit. Gross profit increased by $39,064 from $345,018 in the second quarter of 1997 to $384,082 in the second quarter of 1998, reflecting increased service sales. Gross profit margins decreased from 48.7% during the second quarter of 1997 to 42.8% during the second quarter of 1998. This decrease as a percentage of revenues primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, travel and telephone charges. Sales and marketing expenses decreased 18.0% from $237,861 in the second quarter of 1997 to $195,086 in the second quarter of 1998. This decrease was primarily attributable to lower advertising costs. As a percentage of revenues, these expenses decreased from 33.6% of revenues in the second quarter of 1997 to 21.7% of revenues in the second quarter of 1998.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that continuing investments in product development are required to compete effectively in the Company's industry. Total expenditures for product development were $120,680, or 13.5% of net sales in the second quarter of 1998, of which none were capitalized. This compares to total product development expenditures of $165,128, or 23.3% of sales, in the second quarter of 1997, of which $14,751 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $814,574 in the second quarter of 1997 to $1,337,925 in the second quarter of 1998. As a percentage of net sales, these expenses increased from 115.0% in the second quarter of 1997 to 149.1% in the second quarter of 1998. This increase as a percentage of net sales primarily reflects increases for operational and administrative support personnel incurred to support anticipated growth, professional services for investor relations, and accounting and legal support for the Company's securities filings and acquisition and divestiture activities.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $45,243, or 6.4% of revenues in the second quarter of 1997 to $138,764, or 15.5% of revenues in the second quarter of 1998, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisition of IRC. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Other Income. During the three months ended June 30, 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076.

     Interest Expense. Interest expense increased from $33,141 in the second quarter of 1997 to $172,500 during the second quarter of 1998, principally reflecting interest and the amortization of the debt issue costs ($167,320) associated with the Company's 5% convertible debentures issued in September 1997.

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net Sales. Net sales increased 10.0% from $1,617,574 in the first six months of 1997 to $1,779,580 in the first six months of 1998. Revenues from service sales increased 1.2% from $1,600,571 in the first six months of 1997 to $1,619,029 in the first six months of 1998. Revenue from equipment sales increased from $17,003 in the first six months of 1997 to $160,551 in the first six months of 1998. This increase of $143,548 was attributable to increased sales of security hardware and software.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $694,708, or 42.9% of revenues in the first six months of 1997 to $860,990, or 48.4% of revenues in the first six months of 1998, reflecting increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth.

     Gross Profit. Gross profit decreased by $94,104 from $913,302 in the first six months of 1997 to $819,198 in the first six months of 1998. Gross profit margins decreased from 56.5% during the first six months of 1997 to 46.0% during the first six months of 1998. These decreases primarily reflect increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, travel and telephone charges. Sales and marketing expenses decreased 19.1% from $535,110 in the first six months of 1997 to $433,086 in the first six months of 1998. This decrease was primarily attributable to a decrease in advertising and marketing activities. As a percentage of revenues, these expenses decreased from 33.1% of revenues in the first six months of 1997 to 24.3% of revenues in the first six months of 1998.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that continuing investments in product development are required to compete effectively in the Company's industry. Total expenditures for product development were $168,805, or 9.5% of net sales in the first six months of 1998, of which none were capitalized. This compares to total product development expenditures of $227,171, or 14.0% of sales, in the first six months of 1997, of which $29,155 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $1,357,605 in the first six months of 1997 to $2,302,051 in the first six months of 1998. As a percentage of net sales, these expenses increased from 83.9% of net sales in the first six months of 1997 to 129.4% of net sales in the first six months of 1998. This increase as a percentage of net sales primarily reflects increases for operational and administrative support personnel incurred to support anticipated growth, professional services for investor relations, and accounting and legal support for the Company's securities filings and acquisition and divestiture activities.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and goodwill. Depreciation and amortization increased from $80,607, or 5.0% of revenues in the first six months of 1997 to $225,102, or 12.6% of revenues in the first six months of 1998, reflecting increased expenditures on capital equipment and the IRC acquisition. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Other Income. During the three months ended June 30, 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076.

     Interest Expense. Interest expense increased from $53,665 in the first six months of 1997 to $438,529 during the first six months of 1998, principally reflecting the amortization of the discount ($122,778) and debt issue costs ($283,754) associated with the Company's 5% convertible debentures issued in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has substantially limited unused sources of capital. As of June 30, 1998, the Company had net working capital of approximately $4.6 million. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

     Net cash used in operating activities was $2,704,144 for the six month period ended June 30, 1998. The Company has primarily financed its operations to date through public and private sales of equity securities, and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4,700,000. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1,700,000 principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures were approximately $1.5 million. In December 1997,the Company issued 20,000 shares of its Series A preferred stock for aggregate net proceeds of approximately $1.8 million. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp. for net proceeds of approximately $4,500,000.

     The Company spent $240,831 and $210,511 during the six month periods ended June 30, 1998 and 1997, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of June 30, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia and New York City facilities.

     Accounts receivable, net of allowance for doubtful accounts, totaled $719,480 as of June 30, 1998. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

YEAR 2000 READINESS

     Many existing computer programs were originally designed to use only two digits to identify a year in date fields. If not corrected, these applications could fail or produce erroneous results when working with dates in the year 2000 and beyond. This "Year 2000" issue could potentially affect the Company in three areas: its product and service offerings to its customers, third-party products used internally, and its suppliers. The Company plans to undertake an in-depth review this year of software applications used in order to determine potential exposure to this issue and develop an appropriate response. Based on an initial assessment of the technology environment within the Company, it is not anticipated that the Company's Year 2000 issues, or its response to those issues, will have a material adverse effect upon the Company's financial position or results of operations. If the Company's review and remediation efforts with respect to this issue are not completed on a timely basis, Year 2000 issues could have a material impact on the Company's operations and financial results.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                          PART II.   OTHER INFORMATION

ITEMS 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

27    --   Financial Data Schedule (For SEC use only)

     (b) Reports on Form 8-K

     On April 28, 1998, the Company filed a report on Form 8-K under Item 5 with respect to its renegotiation of certain terms and conditions of the Series A Convertible Preferred Stock private placement which was consummated in December 1997, and 5% Convertible Debentures private placement which was consummated in September 1997.

     On June 25, 1998, the Company filed a report on Form 8-K under Item 2 with respect to its sale of substantially all of the assets of its HostAmerica Internet network outsourcing services division to Sage Acquisition Corp. for $4,500,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HomeCom Communications, Inc.

Date: August 13, 1998                                               /s/ HARVEY SAX
                                               --------------------------------------------------------
                                                                      Harvey Sax
                                                        President and Chief Executive Officer

Date: August 13, 1998                                               /s/ NORM SMITH
                                               --------------------------------------------------------
                                                                      Norm Smith
                                                      Vice President Finance and Administration
                                                            (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
  27      --   Financial Data Schedule (For SEC Use only)                     16