Form 10-Q
period 1998-09-30
HOMECOM COMMUNICATIONS INC
filed 1998-11-13
CIK 1021226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-29204

                          HOMECOM COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      58-2153309
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

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

                       Yes  [X]                    No [ ]

     As of November 5, 1998, there were 4,980,703 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOMECOM COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:
(1) Balance Sheets as of September 30, 1998 and December 31,
  1997......................................................    2
(2) Statements of Operations for the three and nine months
  ended September 30, 1998 and 1997.........................    3
(3) Statements of Cash Flows for the nine months ended
  September 30, 1998 and 1997...............................    4
(4) Notes to Financial Statements...........................    5
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............    7
PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K...................   12
Signatures..................................................   13
Exhibit Index...............................................   14

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $ 3,459,251          $ 3,187,948
  Accounts receivable, net of allowance for uncollectible
     accounts of $201,169 and $160,551 as of September 30,
     1998 and December 31, 1997, respectively...............         620,159              470,839
  Other receivables.........................................         163,947                   --
                                                                 -----------          -----------
          Total current assets..............................       4,243,357            3,658,787
FURNITURE, FIXTURES AND EQUIPMENT, NET......................         879,997              627,624
SOFTWARE DEVELOPMENT COSTS, NET.............................           8,631               31,778
DEPOSITS....................................................          50,231               55,731
DEFERRED DEBT ISSUE COSTS...................................              --              248,359
INTANGIBLE ASSETS, NET......................................         400,912                   --
OTHER NON-CURRENT ASSETS....................................          55,000               42,500
                                                                 -----------          -----------
          Total assets......................................     $ 5,638,128          $ 4,664,779
                                                                 ===========          ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................     $   597,031          $   427,886
  Accrued payroll liabilities...............................         263,027              264,180
  Unearned revenue..........................................          17,424              190,978
  Current portion of obligations under capital leases.......         134,299               53,813
                                                                 -----------          -----------
          Total current liabilities.........................       1,011,781              936,857
CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $122,778 AT
  DECEMBER 31, 1997.........................................              --            1,577,222
OTHER LIABILITIES...........................................          66,356              119,141
OBLIGATIONS UNDER CAPITAL LEASES............................         115,979               74,787
                                                                 -----------          -----------
          Total liabilities.................................       1,194,116            2,708,007
                                                                 -----------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares
     authorized, 4,980,703 and 2,956,396 shares issued and
     outstanding at September 30, 1998 and December 31,
     1997, respectively.....................................             498                  295
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, 0 and 20,000 shares issued and outstanding
     at September 30, 1998 and December 31, 1997,
     respectively; participating; $0 and $2,000,000
     liquidation value at September 30, 1998 and December
     31, 1997, respectively.................................              --                  200
  Additional paid-in capital................................      10,042,613            7,800,542
  Subscriptions receivable..................................        (196,878)            (337,501)
  Accumulated deficit.......................................      (5,402,221)          (5,506,764)
                                                                 -----------          -----------
          Total stockholders' equity........................       4,444,012            1,956,772
                                                                 -----------          -----------
          Total liabilities and stockholders' equity........     $ 5,638,128          $ 4,664,779
                                                                 ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                               -------------------------   ------------------------
                                                  1998          1997          1998         1997
                                               -----------   -----------   ----------   -----------
NET SALES:
  Service sales..............................  $   553,196   $   667,806   $2,172,225   $ 2,268,377
  Equipment sales............................      158,099        45,595      318,650        62,598
                                               -----------   -----------   ----------   -----------
          Total net sales....................      711,295       713,401    2,490,875     2,330,975
                                               -----------   -----------   ----------   -----------
COST OF SALES:
  Cost of services...........................      490,076       557,799    1,351,065     1,252,507
  Cost of equipment sold.....................       98,565        42,730      197,957        52,294
                                               -----------   -----------   ----------   -----------
          Total cost of sales................      588,641       600,529    1,549,022     1,304,801
                                               -----------   -----------   ----------   -----------
GROSS PROFIT.................................      122,654       112,872      941,853     1,026,174
                                               -----------   -----------   ----------   -----------
OPERATING EXPENSES:
  Sales and marketing........................      228,049       627,962      661,135     1,163,072
  Product development........................      198,973       177,961      367,778       375,977
  General and administrative.................    1,208,385     1,381,769    3,510,436     2,739,374
  Depreciation and amortization..............      156,490        58,225      381,592       138,832
                                               -----------   -----------   ----------   -----------
          Total operating expenses...........    1,791,897     2,245,917    4,920,941     4,417,255
                                               -----------   -----------   ----------   -----------
OPERATING (LOSS).............................   (1,669,243)   (2,133,045)  (3,979,088)   (3,391,081)
OTHER EXPENSES (INCOME)
  Gain on sale of division...................           --            --   (4,402,076)           --
  Interest expense...........................        5,494            --      444,023        53,665
  Other expense (income), net................      (58,421)      (37,096)    (125,577)      (56,999)
                                               -----------   -----------   ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES............   (1,616,316)   (2,095,949)     104,542    (3,387,747)
INCOME TAX PROVISION (BENEFIT)...............           --            --           --            --
                                               -----------   -----------   ----------   -----------
NET INCOME (LOSS)............................   (1,616,316)   (2,095,949)     104,542    (3,387,747)
PREFERRED STOCK DIVIDEND.....................           --            --     (666,667)           --
                                               -----------   -----------   ----------   -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.......  $(1,616,316)  $(2,095,949)  $ (562,125)  $(3,387,747)
                                               ===========   ===========   ==========   ===========
BASIC AND DILUTED LOSS PER SHARE.............  $     (0.33)  $     (0.71)  $    (0.14)  $     (1.36)
                                               ===========   ===========   ==========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    4,830,779     2,956,396    4,039,832     2,483,258
                                               ===========   ===========   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  1998              1997
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $   104,542       $(3,387,747)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization..........................       381,592           153,033
     Amortization of debt discount..........................       122,778                --
     Amortization of debt issue costs.......................       283,754                --
     Forgiveness of subscriptions receivable................       140,623           149,251
     Gain on sale of division...............................    (4,402,076)               --
     Provision for bad debts................................       140,000           194,894
     Deferred rent expense..................................       (52,784)          (11,004)
     Change in operating assets and liabilities:
       Accounts receivable..................................      (216,146)         (363,803)
       Other receivables....................................      (163,947)               --
       Accounts payable and accrued expenses................       176,343           (81,001)
       Accrued payroll liabilities..........................        (1,153)         (165,564)
       Unearned revenue.....................................      (181,542)           24,189
       Other................................................       (28,167)              (18)
                                                               -----------       -----------
          Net cash used in operating activities.............    (3,696,183)       (3,487,770)
                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............      (345,278)         (364,265)
  Proceeds from sale of division............................     4,500,000                --
  Other.....................................................       (46,540)          (29,155)
                                                               -----------       -----------
          Net cash provided by (used in) investing
            activities......................................     4,108,182          (393,420)
                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs........................       (28,937)         (438,867)
  Payment of deferred debt issue costs......................       (35,395)         (127,500)
  Proceeds of issuance of convertible debentures............                       1,700,000
  Proceeds from notes payable to stockholders...............            --           490,000
  Repayment of notes payable to stockholders................            --        (1,335,581)
  Repayment of note payable.................................            --           (48,520)
  Repayment of capital lease obligations....................       (76,364)          (33,042)
  Proceeds from sale of stock, net of underwriting discounts
     and commissions........................................            --         5,520,000
                                                               -----------       -----------
          Net cash provided by (used in) financing
            activities......................................      (140,696)        5,726,490
                                                               -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       271,303         1,845,300
CASH AND CASH EQUIVALENTS at beginning of period............     3,187,948           332,377
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS at end of period..................   $ 3,459,251       $ 2,177,677
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING ACTIVITIES:

     During the nine month periods ended September 30, 1998 and 1997, capital lease obligations of $198,043 and $21,800, respectively, were incurred when the Company entered into leases on computer equipment.

     During the nine months ended September 30, 1998, $1,700,000 of convertible debentures were converted into 961,460 shares of common stock.

     During the nine months ended September 30, 1998, the Company issued 351,391 shares of common stock for the net assets of The Insurance Resource Center, Inc.

     During the nine months ended September 30, 1998, 20,000 shares of preferred stock were converted into 711,456 shares of common stock.

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

2. SALE OF HOSTAMERICA DIVISION

     On June 9, 1998, HomeCom sold substantially all of the assets of HostAmerica, its Web hosting division for non-financial services clients, to Sage Acquisition Corp. for $4,500,000. Pursuant to the terms of the Asset Purchase Agreement (the "Agreement"), the Company retained all of the accounts receivable of HostAmerica existing as of May 31, 1998, certain hosting accounts, and the right to perform hosting services in the future for companies engaged in the financial services industry. The Agreement required the deposit of $250,000 of the proceeds to be held in escrow until May 1, 1999, for the purpose of indemnifying Sage Acquisition Corp. for representations and warranties made by the Company under the Agreement. Revenues from HostAmerica were $533,159 for the nine months ended September 30, 1998.

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

4. DEFINITIVE AGREEMENT AND PLAN OF MERGER WITH FIRST INSTITUTIONAL MARKETING, INC.

     On November 6, 1998 the Company signed a definitive agreement and plan of merger (the "Merger Agreement") to acquire, among other things, all of the outstanding shares of First Institutional Marketing, Inc. and certain of its affiliates ("FIMI") for 1,252,174 shares of common stock. In addition, the Company entered into employment agreements for an initial term of 3 years with the three principals of FIMI, calling for them to continue in their current roles for the acquired companies. The Merger Agreement is subject to certain conditions, including regulatory and other approvals, as well as approval by the Company's shareholders. The two companies expect final closing of the transaction to be completed in approximately 60 to 90 days. FIMI's core business is focused on the commercial banking industry and consists of introducing banks to the sale of insurance and investment products, and training bank personnel to market and sell leading insurance and investment products to their customers. The Company intends to account for this acquisition as a purchase transaction.

5. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share", effective December 31, 1997. Earnings (loss) per common share ("EPS") was computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible

                          HOMECOM COMMUNICATIONS, INC.

securities was excluded from the computations for the three and nine months ended September 30, 1998 and 1997, as it is antidilutive.

6. INCOME TAXES

     There was no provision for or cash payment of income taxes for the three or nine months ended September 30, 1998 and 1997, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1998.

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

     The Company has developed several advanced software products for the banking industry. Personal Internet Banker(TM) and Harvey(TM)are a suite of software modules which provide a scaleable financial software package that enable a bank's customers to maintain personal banking and record their preferences for Internet banking. The Harvey(TM) product provides one-to-one marketing and banner advertising management based on expert financial rules set that can be configured by the client. In addition, the Company has developed software, called Post on the Fly(TM), which enables non-technical users to add, retrieve and update information through the Internet or an Intranet using standard browser software. Post on the Fly(TM) Conference permits intuitive and easy conferences among employees, customers and business partners. The product uses database technology to archive the user's data, ideas and innovations for later retrieval and review. It is also being designed to provide virtual investor conferences and bulletin boards. The Company's Marketplace product facilitates the creation and updating of an on-line store or catalog.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net Sales. Net sales decreased 0.3% from $713,401 in the third quarter of 1997 to $711,295 in the third quarter of 1998. Revenues from service sales decreased 17.2% from $667,806 in the third quarter of 1997 to $553,196 in the third quarter of 1998. This decrease of $114,610 is primarily attributable to decreases in hosting revenues of approximately $190,000 due to the sale of HostAmerica in June 1998, offset by increases in security consulting revenues of approximately $33,000 and web applications development revenues of approximately $43,000. Revenue from equipment sales increased from $45,595 in the third quarter of 1997 to $158,099 in the third quarter of 1998. This increase of $112,504 was attributable to increased sales of security hardware and software.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services decreased from $557,799, or 78.2% of revenues in the third quarter of 1997 to $490,076, or 68.9% of revenues in the third quarter of 1998, reflecting decreased service sales, primarily as a result of the sale of HostAmerica in June 1998.

     Gross Profit. Gross profit increased by $9,782 from $112,872 in the third quarter of 1997 to $122,654 in the third quarter of 1998, primarily as a result of increased product sales, offset by lower margins on service revenues due largely to the sale of HostAmerica in June 1998. Gross profit margins increased from 15.8% during the third quarter of 1997 to 17.2% during the third quarter of 1998. This increase as a percentage of revenues primarily reflects increased margins on sales of security hardware and software.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, travel and telephone charges. Sales and marketing expenses decreased 63.7% from $627,962 in the third quarter of 1997 to $228,049 in the third quarter of 1998. This decrease was primarily attributable to lower advertising costs. As a percentage of revenues, these expenses decreased from 88.0% of revenues in the third quarter of 1997 to 32.1% of revenues in the third quarter of 1998.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that continuing investments in product development are required to compete effectively in the Company's industry. Total expenditures for product development were $198,973, or 28.0% of net sales in the third quarter of 1998. This compares to total product development expenditures of $177,961, or 24.9% of sales in the third quarter of 1997.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses decreased from $1,381,769 in the third quarter of 1997 to $1,208,385 in the third quarter of 1998. As a percentage of net sales, these expenses decreased from 193.7% in the third quarter of 1997 to 169.9 % in the third quarter of 1998. This decrease as a percentage of net sales primarily reflects decreases in operational and administrative support personnel.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $58,225, or 8.2% of revenues in the third quarter of 1997 to $156,490, or 22.0% of revenues in the third quarter of 1998, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisition of IRC. The Company expects additional capital investments during the remainder of 1998 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Interest Expense. Interest expense increased from $0 in the third quarter of 1997 to $5,494 during the third quarter of 1998, principally reflecting increased interest on capital lease obligations.

  Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net Sales. Net sales increased 6.9% from $2,330,975 in the first nine months of 1997 to $2,490,875 in the first nine months of 1998. Revenues from service sales decreased 4.2% from $2,268,377 in the first nine months of 1997 to $2,172,225 in the first nine months of 1998 due to decreased web applications development revenues of approximately $246,000, offset by increased security consulting revenues of approximately $125,000. Revenue from equipment sales increased from $62,598 in the first nine months of 1997 to $318,650 in the first nine months of 1998. This increase of $256,052 was attributable to increased sales of security hardware and software.

     Cost of Sales. Cost of sales for services includes salaries for programmers, technical staff and customer support. Cost of sales for services increased from $1,252,507, or 53.7% of revenues in the first nine months of 1997 to $1,351,065, or 54.2% of revenues in the first nine months of 1998, reflecting increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998.

     Gross Profit. Gross profit decreased by $84,321 from $1,026,174 in the first nine months of 1997 to $941,853 in the first nine months of 1998. Gross profit margins decreased from 44.0% during the first nine months of 1997 to 37.8% during the first nine months of 1998. These decreases primarily reflect increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth as well as lower margins due to the sale of HostAmerica in June 1998.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, travel and telephone charges. Sales and marketing expenses decreased 43.2% from $1,163,072 in the first nine months of 1997 to $661,135 in the first nine months of 1998. This decrease was primarily attributable to a decrease in advertising and marketing activities. As a percentage of revenues, these expenses decreased from 49.9% of revenues in the first nine months of 1997 to 26.5% of revenues in the first nine months of 1998.

     Product Development. Product development expenses consist of personnel costs required to conduct the Company's product development effort. Management believes that continuing investments in product development are required to compete effectively in the Company's industry. Total expenditures for product development were $367,778, or 14.8% of net sales in the first nine months of 1998, of which none were capitalized. This compares to total product development expenditures of $405,132, or 17.4% of sales, in the first nine months of 1997, of which $29,155 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance and other administrative expenses. General and administrative expenses increased from $2,739,374 in the first nine months of 1997 to $3,510,436 in the first nine months of 1998. As a percentage of net sales, these expenses increased from 117.5% of net sales in the first nine months of 1997 to 140.9% of net sales in the first nine months of 1998. This increase as a percentage of net sales primarily reflects increases for operational and administrative support personnel incurred to support anticipated growth, professional services for investor relations, and accounting and legal support for the Company's securities filings and acquisition and divestiture activities.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and goodwill. Depreciation and amortization increased from $138,832, or 6.0% of revenues in the first nine months of 1997 to $381,592, or 15.3% of revenues in the first nine months of 1998, reflecting increased expenditures on capital equipment and the IRC acquisition. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support higher levels of operations. However, the Company may choose to forego additional capital investments if sales do not increase to the levels targeted by management.

     Other Income. During the nine months ended September 30, 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076.

     Interest Expense. Interest expense increased from $53,665 in the first nine months of 1997 to $444,023 during the first nine months of 1998, principally reflecting the amortization of the discount ($122,778) and debt issue costs ($283,754) associated with the Company's 5% convertible debentures issued in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has substantially limited unused sources of capital. As of September 30, 1998, the Company had net working capital of approximately $3.2 million. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

     Net cash used in operating activities was $3,696,183 for the nine-month period ended September 30, 1998. The Company has primarily financed its operations to date through public and private sales of equity securities, and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4,700,000. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1,700,000 principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures were approximately $1.5 million. In December 1997, the Company issued 20,000 shares of its Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp. for net proceeds of approximately $4,500,000.

     The Company spent $345,278 and $364,265 during the nine-month periods ended September 30, 1998 and 1997, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of September 30, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia and New York City facilities.

     Trade accounts receivable, net of allowance for doubtful accounts, totaled $620,159 as of September 30, 1998. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

YEAR 2000 READINESS

     Many existing computer programs were originally designed to use only two digits to identify a year in date fields. As a result, date-sensitive software applications may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, these applications could fail or produce erroneous results when working with dates in the year 2000 and beyond. If not properly addressed, Year 2000 issue could have a material effect on the Company's financial position and future operating results. The Company primarily relies on industry standard operating systems and applications for its internal systems rather than proprietary software, and based on its review of its significant internal programs and systems, has determined that they are substantially Year 2000 compliant. In addition, the Company is seeking confirmation from its primary telecommunications service providers that they are developing and implementing plans to become Year 2000 compliant. Information received to date has indicated that such respondents are in the process of implementing remediation procedures to ensure that their computer systems, services, or products are Year 2000 compliant by December 31, 1999. However, the Company has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue. In addition, the Company cannot predict whether or not all of these vendors' programs will be successful. To the extent that these vendors fail to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems, that failure could have a material adverse effect on the Company's financial position and future operating results. The Company is using internal resources to identify and correct its systems for Year 2000 compliance, and expects any incremental costs associated with addressing this issue to be minimal. The Company does not believe that the costs of addressing Year 2000 issues will be material to its future operating results or financial position.

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

     (a) Exhibits

        27.1 -- Financial Data Schedule (For SEC use only)

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HomeCom Communications, Inc.

Date: November 13, 1998                                                     /s/ HARVEY SAX
                                                       --------------------------------------------------------
                                                                President and Chief Executive Officer

Date: November 13, 1998                                                     /s/ NORM SMITH
                                                       --------------------------------------------------------
                                                              Vice President Finance and Administration
                                                                    (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION                           PAGE
-------                          -----------                           ----
    27.1 -- Financial Data Schedule (For SEC Use only)                  15