Form 10-K
period 1998-12-31
HOMECOM COMMUNICATIONS INC
filed 1999-04-01
CIK 1021226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 0-29204

                          HomeCom Communications, Inc.
              (Exact name of registrant specified in its charter)

                    DELAWARE                                         58-2153309
        (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
         incorporation or organization)

                             BUILDING 14, SUITE 100
                               3535 PIEDMONT ROAD
                             ATLANTA, GEORGIA 30305
             (Address of principal executive offices and zip code]

              Registrant's Telephone Number, Including Area Code:
                                 (404) 237-4646

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 26, 1999 as reported by The Nasdaq Stock Market, was approximately $30,505,000. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 1999, Registrant had outstanding 6,399,571 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be filed on or about April 30, 1999, for the Annual Meeting of Shareholders to be held on or about June 21, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE NO.
--------                          -----------                           --------
  PART I
      1.  BUSINESS....................................................      1
      2.  PROPERTIES..................................................      6
      3.  LEGAL PROCEEDINGS...........................................      6
      4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      7

 PART II
      5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.........................................      7
      6.  SELECTED FINANCIAL DATA.....................................      8
      7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      9
      8.  FINANCIAL STATEMENTS........................................     14
      9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     32

PART III
     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     32
     11.  EXECUTIVE COMPENSATION......................................     32
     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     32
     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     32

 PART IV
     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................     32
          SIGNATURES..................................................     32

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     HomeCom Communications, Inc. is a Delaware corporation, organized in 1994 to provide advanced software applications and integration services to businesses seeking to take advantage of the Internet. In the fourth quarter of 1997, the Company made a strategic decision to move away from horizontally focused Internet Web design and hosting services to become a vertically focused financial applications and solutions provider to the financial services market, including banking, insurance, and securities brokerage firms.

     HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable consumers and financial institutions to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to enable financial institutions to establish an electronic channel to consumers and business by providing secure, innovative, Internet-based solutions to the banking, insurance and brokerage industries. As a technology provider to this electronic channel, HomeCom intends to continually enrich the content, host and maintain its own as well as third party software applications, and to provide strategic consulting to financial institutions on e-commerce and marketing. HomeCom derives revenue from software licensing, application development, and hosting and transactions fees. HomeCom has grown to approximately 100 full-time employees and occupies approximately 30,000 square feet of office space with offices in Atlanta, Houston, New York City, and the Washington, D.C. area.

     HomeCom's solutions, which are built around industry standards such as Open Financial Exchange ("OFX"), are designed to enable its clients to increase revenues, achieve distinct competitive advantages, reduce costs, and improve customer support. The Company employs full time multimedia artists, Ph.D. computer programmers, Internet security experts, licensed financial brokers and agents, and network engineers. HomeCom provides Internet/intranet solutions in three areas: (i) the design, development and integration of customized software application, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of HomeCom's existing software applications into the client's operations; and, (iii) security consulting and integration services.

PRODUCTS AND SERVICES

     Businesses such as banks, brokerage firms, and insurance companies can use HomeCom's Personal Internet Banker(TM) and InsureRate(TM) software to allow customers to access account information and insurance quotes. Its Harvey(TM) software collects demographic information from users for personally tailored marketing efforts. HomeCom also creates Web sites, designs custom software for interactive Web sites, intranets/extranets, sells third party Internet security software, and provides server hosting and outsourcing facilities.

     HomeCom provides its product and service offerings through four distinct but integrated business units:

     - HomeCom Financial Applications, Solutions and Technology ("FAST") creates Internet and intranet business applications, solutions and technology focused on the banking, insurance and brokerage client markets. Applications include software programs ranging from simple mathematical calculators to extremely sophisticated intranets/extranets communicating with legacy systems and client/server databases. HomeCom also provides turnkey hosting and security integration services for these applications.

     - HomeCom's Financial Solutions provides cost effective, one-stop financial services to the banking, credit union and brokerage industries that allow customers on-line access to transact personal banking business. HomeCom's turnkey solutions are targeted to the 14,000 banks and credit unions with assets between $500 million and $20 billion:

      - Personal Internet Banker(TM) ("PIB") provides interactive Internet banking including bill payment, balance inquiry, funds transfer, and statement download for checking, savings and credit card accounts.

      - Harvey(TM) enables banks to both advertise and market targeted consumers based on demographics and web site browsing preferences. As consumers interact with the financial institution's web site, Harvey(TM) mines the data they enter on application forms, adds information about what they looked at or clicked on and then combines that information with data from a variety of legacy systems to dramatically increase the financial institution's cross selling and profit capability.

      - Post on the Fly(TM) Conference is an online bulletin board, collaboration and conferencing system, allowing customers to capture their most valuable property -- the living, moving body of knowledge within an organization, its business partners and its customers. Specifically designed for the needs of financial services companies, Conference can run unlimited numbers of investor forums, private analyst meetings, financial planning workshops, or customer support groups.

     - HomeCom Internet Security Services ("HISS") provides professional services to businesses that are concerned about network applications and information security. Management and technological staff directly support end customers by offering both consulting and integration engagements. HomeCom believes HISS world-class services provide a distinct competitive edge to the financial services industry. Customers include Fortune 500 financial service providers, airlines, energy companies, media conglomerates, manufacturers and others. Since its inception in 1996, HISS has successfully completed nearly 50 contract engagements including eleven with Fortune 500 companies. Its customers include Citicorp, the CIA, Fiserv, Washington Post, Reebok, Raytheon E-Systems, MCI WorldCom, Crestar, HomeDepot and others. HISS is the only business unit that provides services to non-financial institutions. Management believes that knowledge gained from these assignments serves it well in the financial services marketplace.

     - HomeCom's InsureRate(TM) provides consumer information and education on insurance via its website -- www.insurerate.com. Consumers are also offered a choice of competitively priced and innovative insurance products for direct purchase via the Internet. InsureRate's technology makes it a low cost insurance product vendor. Management also intends to add broker/dealer operations and expects to derive additional profits by sharing in the reinsurance product selling agreements and sharing management fees on client assets that it accumulates. Management expects to offer a selection of fixed annuity, term life, modified endowment contracts, long-term care, personal auto, homeowners and other policies.

       On March 24, 1999, HomeCom acquired First Institutional Marketing, Inc. ("FIMI") which (i) provides innovative insurance products and marketing programs for the commercial banking industry, (ii) introduces banks to the sale of insurance and investment products, and (iii) trains bank personnel to market and sell leading insurance and investment products to their customers. The Company plans to combine FIMI and InsureRate(TM) to provide integrated insurance offerings. InsureRate(TM) will in effect become the electronic distribution arm of FIMI. FIMI was recognized as the 7th largest third party marketing company selling insurance products in the banking channel in 1996 and has sold $2 billion worth of annuities through this channel. In 1998 FIMI generated approximately $4 million in revenues.

     HomeCom employs a team of highly trained Internet/intranet software developers and multimedia and graphics professionals who design and develop specialized Internet/intranet software applications. These applications enable companies to obtain and communicate vital business information, such as sales reports, order status systems, employee directories and client account information. The Company works closely with its customers to analyze and design Internet-based software solutions that facilitate the interactive exchange of business information. Through its experience in designing custom Internet solutions for businesses, HomeCom believes that it has developed and continues to develop in-depth knowledge concerning industry-specific Internet applications and requirements. The Company plans to leverage this knowledge to develop additional Internet-enabled applications targeted for the financial services industry.

     The Company's staff of 58 full-time software engineers design and develop custom applications and software products. The Company's software engineers have experience with various computer operating systems, including Sun Solaris, SGI's IRIX, Windows NT, Digitars Unix on the Alpha platform, Intel's Pentium Pro on BSDI Unix, Hewlett Packard's HP 9000 and Apple's Macintosh operating system. The software engineers write software programs using various tools and languages, including Perl, JAVA, CGI Programming, C and C ++. The software engineers also have database expertise in Oracle, Informix, Sybase and SQL, and many software development tools. The Company's multimedia artists and engineers utilize many of the generally available software programs and tools such as Adobe Photoshop, MacroMedia Shockwave, RealAudio and VDOLive.

ACQUISITIONS AND DIVESTITURES

     On April 16, 1998, the Company acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for 351,391 shares of the Company's common stock. IRC provides Internet development and hosting services to the insurance industry and was incorporated into the Company's FAST group.

     On November 6, 1998 the Company signed a definitive agreement and plan of merger (the "Merger Agreement") to acquire, among other things, all of the outstanding shares of First Institutional Marketing, Inc. and certain of its affiliates ("FIMI") for 1,252,174 shares of common stock. In addition, the Company entered into employment agreements for an initial term of 3 years with the three principals of FIMI, calling for them to continue in their current roles for the acquired companies. On March 24, 1999, the Company completed this acquisition.

     On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet network outsourcing services division to Sage Acquisition Corp. ("Sage") for cash of $4,250,000 and Sage's assumption of approximately $250,000 of unearned revenue. The Company recorded a gain on the sale of approximately $4,402,000. This transaction allowed the Company to further consolidate its business focus on the financial services market.

     The Company will seek to make additional strategic and tactical acquisitions of companies that have developed specific industry expertise or have existing relationships with large businesses needing Internet/intranet solutions. However, the Company has not entered into any additional binding agreements or commitments. Moreover, the Company has extremely limited sources of cash. Consequently, the Company has limited resources available to complete an acquisition and no assurance can be given that the Company will be able to successfully complete any additional acquisitions.

SALES AND MARKETING

     The Company's products and services have been developed to serve the needs of the financial services market, including banking, insurance, and securities brokerage. The Company markets its products and services through its direct sales force, print advertising and its own Web site. The Company also generates customer leads through its business partner relationships with leading technology companies. The Company also utilizes traditional print and media marketing strategies to enhance Company and product name recognition.

     In February 1999, HomeCom and USATODAY created a marketing alliance to provide direct online access and online promotion for InsureRate(TM). The agreement should build further momentum for sales to banks, credit unions, brokerage companies and other financial institutions.

COMPETITION

     The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. In providing specialized software application design and development, the Company competes with numerous businesses that also provide software design and development services, companies that have developed and market application specific Internet software products, companies that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. Andersen Consulting L.L.P., Electronic Data Systems Corporation ("EDS"), International Business Machines Corporation ("IBM") and Cap Gemini America are significant custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet software applications design and development services. Companies such as Broadvision, Inc., Edify Corporation and Security First Network Bank have developed application specific Internet software products that are broadly marketed and licensed and perform such functions as interactive one-to-one marketing, human resources benefits inquiry, enrollment and training and Internet banking. In addition, companies that offer and sell client/server based Internet-enabled software products, such as Netscape and Microsoft, may in the future bundle software capabilities and applications with existing products in a manner which may limit the need for software capabilities and application services such as those offered by the Company. The Company also competes with the information technology departments of significant business enterprises who may choose to design and develop their Internet applications internally. The emergence of sophisticated software products and tools that enable companies to build customized Internet-enabled software applications internally also may have the effect of encouraging internal development and, thus, may materially reduce the demand for the Company's custom software application services.

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

     The Company believes that the rapid expansion of the market for Internet software applications will foster the growth of many significant competitors performing comparable services and offering comparable products to those offered by the Company. The Company competes on the basis of creative talent, price, reliability of services, and responsiveness. Many of the Company's current and prospective competitors have substantially greater financial, technical, marketing and other resources than the Company. The Company believes that it presently competes favorably with respect to each of its various service offerings. There can be no assurance that the Company's present and proposed products will be able to compete successfully with current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.

INTELLECTUAL PROPERTY RIGHTS

     In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company has a registered service mark for its logo, and has applied for federal registration of the names "HomeCom(TM)," "Post On The Fly(TM)" and "Personal Internet Banker(TM)." Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop competing products and services. In distributing its software products, the Company intends to rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. The Company does not believe that any of its proposed products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the United States, various states and foreign jurisdictions. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers.

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

CUSTOMERS

     During 1996, 1997 and 1998, no customer accounted for more than 10% of the Company's total net sales. Because substantially all of the Company's customers have retained the Company for a single project, customers from whom the Company generated substantial revenue in one quarter generally have not been a substantial source of revenue in a subsequent quarter.

EMPLOYEES

     At March 26, 1999, the Company employed 103 full-time employees, of whom 58 were technical personnel engaged in maintaining or developing the Company's products or performing related services, 33 were marketing and sales personnel and 12 were involved in administration and finance.

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

     Except for the 1996 Telecommunications Act, the Company does not believe that it is currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and believes that there are currently few laws or regulations directly applicable to Web site service companies. The Federal Communications Commission is studying the possible regulation of the Internet. Any such regulations adopted by the Federal Communications Commission may adversely impact the manner in which the Company conducts its business. It is possible that a number of additional laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and services and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, financial condition and operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel, fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the U.S., various states and foreign jurisdictions. Any imposition of liability could have a material adverse effect on the Company.

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

ITEM 2.  PROPERTIES

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

     The Company's Internet services are maintained in its key-card access-secured, dual Leibert air-conditioned Network Operations Center ("NOC") in Class A office space near the Company's principal offices. Company personnel monitor server and network functions on a 24 hour per day, 7 days per week basis. Back-up servers replace production servers in the event of failure or down time. Tape back-ups are performed on a daily basis and transported to secure off-site storage. Each server is Simple Network Management Protocol ("SNMP") managed and utilizes devices located on a separate network to notify network personnel by pager in the event of problems that are not otherwise detected by HomeCom's own SNMP.

     All power supplied to the NOC computer room is supplied by two separate power substations through American Power Conversion Matrix UPS lines, with back-up battery power. Telecommunications are provided to the computer room through multiple leased T1 and T3 lines directly connected to the T3 Internet provided by interexchange carriers. Each T1 and T3 line is provisioned on separate local carrier fiber optics using the latest Synchronous Optical Network ("SONET") and Fiber Distributed Data Interface ("FDDI") technology. Telecommunications lines are provided through two physically diverse entrance facilities. The Company has acquired and installed multiple Cisco routers for connection to the Internet, which automatically redistribute traffic load in the event of telecommunications failure.

     The Company believes that the properties which it currently has under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on either of these facilities, it could find other suitable facilities with no material adverse effect on the Company's business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq SmallCap(TM)Market under the symbol "HCOM." The following table shows for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap(TM) Market.

                                                               HIGH     LOW
                                                              ------   -----
1997
Second quarter (since initial public offering -- May 8,
  1997).....................................................  $ 7.25   $6.00
Third quarter...............................................    6.50    2.13
Fourth quarter..............................................   15.56    2.63
1998
First quarter...............................................  $16.00   $2.00
Second quarter..............................................   18.25    1.13
Third quarter...............................................    4.94    1.63
Fourth quarter..............................................    8.88    1.38
1999
First quarter (through March 26, 1999)......................  $ 7.63   $3.50

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

                                    DECEMBER 2
                                  (INCORPORATION)                 YEAR ENDED DECEMBER 31,
                                  TO DECEMBER 31,   ---------------------------------------------------
                                       1994            1995         1996         1997          1998
                                  ---------------   ----------   ----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Net sales:
  Service sales.................    $       --      $  327,574   $2,112,878   $ 2,792,306   $ 2,941,047
  Equipment sales...............            --              --      185,977        86,322       351,363
                                    ----------      ----------   ----------   -----------   -----------
          Total net sales.......            --         327,574    2,298,855     2,878,628     3,292,410
                                    ----------      ----------   ----------   -----------   -----------
Cost of sales:
  Cost of services..............            --          59,871      715,377     2,254,200     2,372,617
  Cost of equipment sold........            --              --      128,938        68,974       228,694
                                    ----------      ----------   ----------   -----------   -----------
          Total cost of sales...            --          59,871      844,315     2,323,174     2,601,311
                                    ----------      ----------   ----------   -----------   -----------
Gross profit....................            --         267,703    1,454,540       555,454       691,099
                                    ----------      ----------   ----------   -----------   -----------
Operating expenses:
  Sales and marketing...........         1,045         124,253      962,200     1,499,397     1,392,306
  Product development...........            --          20,239       78,887       514,655       677,590
  General and administrative....        16,407         121,313      909,230     2,733,924     3,406,876
  Depreciation and
     amortization...............            --           3,722       85,068       238,537       542,269
                                    ----------      ----------   ----------   -----------   -----------
          Total operating
            expenses............        17,452         269,527    2,035,405     4,986,513     6,019,041
                                    ----------      ----------   ----------   -----------   -----------
Operating loss..................       (17,452)         (1,824)    (580,865)   (4,431,059)   (5,327,942)
Other expenses (income):
  Gain on sale of division......            --              --           --            --    (4,402,076)
  Interest expense, net.........            --           3,469       51,272       543,420       445,216
  Other expense (income), net...            --             147       (6,554)      (93,800)     (166,942)
                                    ----------      ----------   ----------   -----------   -----------
Loss before income taxes........       (17,452)         (5,440)    (625,583)   (4,881,181)   (1,204,140)
Income taxes....................            --              --           --            --            --
                                    ----------      ----------   ----------   -----------   -----------
Net loss........................       (17,452)         (5,440)    (625,583)   (4,881,181)   (1,204,140)
Preferred stock dividend........            --              --           --            --      (666,667)
                                    ----------      ----------   ----------   -----------   -----------
Loss applicable to common
  shareholders..................    $  (17,452)     $   (5,440)  $ (625,583)  $(4,881,181)  $(1,870,807)
                                    ==========      ==========   ==========   ===========   ===========
Basic and diluted loss per
  share.........................    $    (0.01)     $    (0.00)  $    (0.34)  $     (1.88)  $     (0.44)
                                    ==========      ==========   ==========   ===========   ===========
Weighted average common shares
  outstanding...................     1,850,447       1,850,447    1,862,223     2,602,515     4,287,183
                                    ==========      ==========   ==========   ===========   ===========

                                                                 DECEMBER 31,
                                           ---------------------------------------------------------
                                            1994      1995        1996          1997         1998
                                           ------   --------   -----------   ----------   ----------
BALANCE SHEET DATA:
Working capital (deficit)................  $8,455   $133,792   $(1,304,682)  $2,721,930   $2,265,725
Total assets.............................  10,254    247,382     1,726,522    4,664,779    4,565,490
Long-term obligations....................      --    160,792       147,833    1,652,009       88,242
Total liabilities........................      --    242,568     2,347,191    2,708,007    1,117,041
Stockholders' equity (deficit)...........  10,254      4,814      (620,669)   1,956,772    3,448,449

     Selected quarterly financial data for the Company is as follows:

                                                   Q1            Q2           Q3            Q4
                                               -----------   ----------   -----------   -----------
1998:
  Revenue....................................  $   882,427   $  897,153   $   711,295   $   801,535
  Gross profit...............................      369,702      264,299        11,011        91,020
  Net income (loss) available to common
     shareholders............................   (1,569,630)   2,623,821    (1,616,316)   (1,308,682)
  Basis and diluted earnings (loss) per
     share...................................  $     (0.51)  $     0.63   $     (0.33)  $     (0.26)
1997:
  Revenue....................................  $   909,177   $  708,397   $   713,401   $   547,653
  Gross profit (loss)........................      444,699      196,774       (58,788)      (27,231)
  Net loss available to common
     shareholders............................     (374,650)    (917,148)   (2,095,949)   (1,493,434)
  Basis and diluted loss per share...........  $     (0.19)  $    (0.35)  $     (0.71)  $     (0.51)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth in the Company's Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383 and 333-56795) and S-3 (333-73123).

GENERAL

     HomeCom Communications, Inc. specializes in Internet/intranet solutions software applications, products and services that enable consumers and financial institutions to interface important business information, conduct commercial transactions and improve business productivity. HomeCom derives revenue from software licensing, application development, hosting and transaction fees in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the integration of HomeCom's existing software applications in to the client's operations; and (iii) security consulting and integration services.

     The Company's revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results. The Company historically has operated with no significant backlog because its services are provided as requested by customers. As a result, revenues in any period are substantially affected by the amount of services requested by its customers. An unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects, could require the Company to pay underutilized employees and could therefore have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 as Compared to Year Ended December 31, 1998

     Net Sales. Net sales increased 14.4% from $2,878,628 in 1997 to $3,292,410 in 1998. Revenues from service sales increased 5.3% from $2,792,306 in 1997 to $2,941,047 in 1998. This increase of $148,741 is primarily attributable to an increase in security consulting revenue of approximately $169,000. Revenues from equipment sales increased from $86,322 in 1997 to $351,363 during 1998 due to increased sales of security hardware and software.

     Cost of Sales. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $2,254,200, or 78.3% of revenues in 1997 to $2,372,617, or 72.1%
of revenues in 1998. This increase reflects increased costs for technical personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998. The decrease in cost of sales as a percentage of revenues is due to the mix of products and services sold.

     Gross Profit. Gross profit increased by $135,645 from $555,454 in 1997 to $691,099 in 1998. Gross profit margins also increased from 19.3% during 1997 to 21.0% during 1998. This increase as a percentage of net sales is due to the mix of products and services sold.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses decreased 7.1% from $1,499,397 in 1997 to $1,392,306 in 1998. This decrease was primarily attributable to a decrease in advertising and promotional marketing materials. As a percentage of net sales, these expenses decreased from 52.1% in 1997 to 42.3% in 1998.

     Product Development. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $677,590, or 20.6% of net sales in 1998, of which none were capitalized. This compares to total product development expenditures of $683,488, or 23.7% of net sales in 1997, of which $168,833 were capitalized.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $2,733,924 in 1997 to $3,406,876 in 1998. As a percentage of net sales, these expenses increased from 95.0% in 1997 to 103.5% in 1998. These increases reflect additional expenditures for operational and administrative support personnel incurred to support anticipated growth, professional services for public and investor relations, and accounting and legal support for the Company's securities filings and divestiture activities.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and goodwill increased from $238,537, or 8.3% of net sales in 1997 to $542,269, or 16.5% in 1998, reflecting increased expenditures on capital equipment and the amortization of goodwill associated with the IRC acquisition.

     Other Income. During 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076 (see Note 9).

     Interest Expense. Interest expense decreased from $543,420 in 1997 to $445,216 during 1998, due to lower amortization of the discount associated with the convertible debentures issued in September 1997.

  Year Ended December 31, 1996 as Compared to Year Ended December 31, 1997

     Net Sales. Net sales increased 25.2% from $2,298,855 in 1996 to $2,878,628 in 1997. Revenues from service sales increased 32.2% from $2,112,878 in 1996 to $2,792,306 in 1997. This increase of $679,428 is primarily attributable to increases in hosting revenues of approximately $472,000 and security consulting revenue of approximately $308,000. Revenues from equipment sales decreased from $185,977 during 1996 to $86,322 during 1997, reflecting lower security hardware and software sales.

     Cost of Sales. Cost of sales for services increased from $715,377, or 31.1% of revenues in 1996 to $2,254,200, or 78.3% of revenues in 1997. This increase reflects higher overall payroll costs associated with increasing the Company's technical staff to a high of approximately 60 persons in July 1997 to create available capacity for anticipated revenue growth which did not occur. As part of an effort to control cash expenditures, the Company subsequently reduced this staff to approximately 30 persons by December 31, 1997.

     Gross Profit. Gross profit decreased by $899,086 from $1,454,540 in 1996 to $555,454 in 1997. Gross profit margins decreased from 63.3% in 1996 to 19.3% in 1997. This decrease as a percentage of net sales primarily reflects increased costs incurred by the Company for technical personnel hired in advance of anticipated revenue growth which did not occur.

     Sales and Marketing. Sales and marketing expenses increased 55.8% from $962,220 in 1996 to $1,499,397 in 1997. This increase was primarily attributable to an increase in advertising and marketing expenses. As a percentage of net sales, these expenses increased from 41.9% in 1996 to 52.1% in 1997. During the third quarter of 1997, the Company implemented procedures intended to substantially reduce advertising and marketing expenses.

     Product Development. Total expenditures for product development were $683,488, or 23.7% of net sales in 1997, of which $168,833 were capitalized. This compares to total product development expenditures of $163,069, or 7.1% of sales, in 1996, of which $84,182 were capitalized. This increase was due to increases in product development staff and expenditures for the Company's Personal Internet Banker(TM) product.

     General and Administrative. General and administrative expenses increased from $909,230 in 1996 to $2,733,924 in 1997. As a percentage of net sales, these expenses increased from 39.6% in 1996 to 95.0% in 1997. This increase as a percentage of net sales reflects primarily increases for operational and administrative support personnel incurred to support anticipated growth in revenues, which did not occur. During the third quarter of 1997, the Company implemented steps to significantly reduce its general and administrative costs. These steps included: (i) reductions in general and administrative staff; and
(ii) reductions in public relations and other professional services.

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

                        LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company has substantially limited unused sources of capital. As of December 31, 1998, the Company had net working capital of approximately $2.3 million. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

     Net cash used in operating activities was $4,404,190 for year ended December 31, 1998. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued 20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,250,000.

     On March 25, 1999, the Company issued 125 shares of its Series B Preferred Stock for an aggregate purchase price of $2,500,000. Net proceeds to the Company from the Series B preferred sale were approximately $2,280,000. The Series B preferred stock is convertible at the option of the holder into a number of shares of common stock equal to a share-based factor. The Series B conversion price is the lesser of (i) the average closing bid price during any four (4) consecutive trading days during the twenty-five (25) consecutive trading day period ending one (1) trading day prior to the day the notice of conversion is sent to the Company, or (ii) $5.23. The shares may be redeemed by the Company at a price equal to 120% of the face amount of the shares.

     The Company spent $362,689 and $387,209 during 1998 and 1997, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of December 31, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia and New York City facilities.

     Accounts receivable, net of allowance for doubtful accounts, totaled $680,790 as of December 31, 1998. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

YEAR 2000

     Many existing computer programs were originally designed to use only two digits to identify a year in date fields. As a result, date-sensitive software applications may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, these applications could fail or produce erroneous results when working with dates in the year 2000 and beyond. If not properly addressed, the Year 2000 issue could have a material effect on the Company's financial position and future operating results. The Company primarily relies on industry standard operating systems and applications for its internal systems rather than proprietary software, and based on its review of its significant internal programs and systems, has determined that they are substantially Year 2000 compliant. In addition, the Company is seeking confirmation from its primary telecommunications service providers that they are developing and implementing plans to become Year 2000 compliant. Information received to date has indicated that such respondents are in the process of implementing remediation procedures to ensure that their computer systems, services, or products are Year 2000 compliant by December 31, 1999. However, the Company has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue. In addition, the Company cannot predict whether or not all of these vendors' programs will be successful. To the extent that these vendors fail to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems, that failure could have a material adverse effect on the Company's financial position and future operating results. The Company is using internal resources to identify and correct its systems for Year 2000 compliance, and expects any incremental costs associated with addressing this issue to be minimal. The Company does not believe that the costs of addressing Year 2000 issues will be material to its financial position or future operating results.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Accountants...........................   15

Balance Sheets as of December 31, 1997 and 1998.............   16

Statements of Operations for Each of the Three Years in the
  Period Ended December 31, 1998............................   17

Statements of Stockholders' Equity (Deficit) for Each of the
  Three Years in the Period Ended December 31, 1998.........   18

Statements of Cash Flows for Each of the Three Years in the
  Period Ended December 31, 1998............................   19

Notes to Financial Statements...............................   21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeCom Communications, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HomeCom Communications, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
March 29, 1999

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 3,187,948   $ 2,291,932
  Restricted cash...........................................           --       250,000
  Accounts receivable, net..................................      470,839       680,790
  Other current assets......................................           --         4,796
                                                              -----------   -----------
         Total current assets...............................    3,658,787     3,227,518
FURNITURE, FIXTURES AND EQUIPMENT, NET......................      627,624       797,263
SOFTWARE DEVELOPMENT COSTS, NET.............................       31,778            --
DEPOSITS....................................................       85,731        80,231
DEFERRED ACQUISITION COSTS..................................           --       109,158
DEFERRED DEBT ISSUE COSTS...................................      248,359            --
INTANGIBLE ASSETS, NET......................................           --       351,320
OTHER NON-CURRENT ASSETS....................................       12,500            --
                                                              -----------   -----------
         Total assets.......................................  $ 4,664,779   $ 4,565,490
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   427,886   $   424,094
  Accrued payroll liabilities...............................      264,180       300,927
  Unearned revenue..........................................      190,978       128,345
  Current portion of obligations under capital leases.......       53,813       108,427
                                                              -----------   -----------
         Total current liabilities..........................      936,857       961,793
                                                              -----------   -----------
CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $122,778 AS OF
  DECEMBER 31, 1997.........................................    1,577,222            --
OBLIGATIONS UNDER CAPITAL LEASES............................       74,787        88,242
OTHER LIABILITIES...........................................      119,141        67,006
                                                              -----------   -----------
         Total liabilities..................................    2,708,007     1,117,041
                                                              -----------   -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares
    authorized, 2,956,396 and 5,072,397 shares issued and
    outstanding at December 31, 1997 and 1998,
    respectively............................................          295           507
  Preferred stock, Series A, convertible, $100 par value,
    1,000,000 shares authorized, 20,000 and 0 shares issued
    and outstanding at December 31, 1997 and 1998,
    respectively; participating; $2,000,000 liquidation
    value at December 31, 1997..............................          200            --
  Additional paid-in capital................................    7,800,542    10,355,724
  Subscriptions receivable..................................     (337,501)     (196,878)
  Accumulated deficit.......................................   (5,506,764)   (6,710,904)
                                                              -----------   -----------
         Total stockholders' equity.........................    1,956,772     3,448,449
                                                              -----------   -----------
         Total liabilities and stockholders' equity.........  $ 4,664,779   $ 4,565,490
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1996         1997          1998
                                                           ----------   -----------   -----------
NET SALES:
  Service sales..........................................  $2,112,878   $ 2,792,306   $ 2,941,047
  Equipment sales........................................     185,977        86,322       351,363
                                                           ----------   -----------   -----------
          Total net sales................................   2,298,855     2,878,628     3,292,410
                                                           ----------   -----------   -----------
COST OF SALES:
  Cost of services.......................................     715,377     2,254,200     2,372,617
  Cost of equipment sold.................................     128,938        68,974       228,694
                                                           ----------   -----------   -----------
          Total cost of sales............................     844,315     2,323,174     2,601,311
                                                           ----------   -----------   -----------
GROSS PROFIT.............................................   1,454,540       555,454       691,099
                                                           ----------   -----------   -----------
OPERATING EXPENSES:
  Sales and marketing....................................     962,220     1,499,397     1,392,306
  Product development....................................      78,887       514,655       677,590
  General and administrative.............................     909,230     2,733,924     3,406,876
  Depreciation and amortization..........................      85,068       238,537       542,269
                                                           ----------   -----------   -----------
          Total operating expenses.......................   2,035,405     4,986,513     6,019,041
                                                           ----------   -----------   -----------
OPERATING LOSS...........................................    (580,865)   (4,431,059)   (5,327,942)
OTHER EXPENSES (INCOME)
  Gain on sale of division...............................          --            --    (4,402,076)
  Interest expense.......................................      51,272       543,420       445,216
  Other expense (income), net............................      (6,554)      (93,298)     (166,942)
                                                           ----------   -----------   -----------
LOSS BEFORE INCOME TAXES.................................    (625,583)   (4,881,181)   (1,204,140)
INCOME TAXES.............................................          --            --            --
                                                           ----------   -----------   -----------
NET LOSS.................................................    (625,583)   (4,881,181)   (1,204,140)
PREFERRED STOCK DIVIDEND.................................          --            --      (666,667)
                                                           ----------   -----------   -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS...................  $ (625,583)  $(4,881,181)  $(1,870,807)
                                                           ==========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE.........................  $    (0.34)  $     (1.88)  $     (0.44)
                                                           ==========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING............   1,862,223     2,602,515     4,287,183
                                                           ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                       PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                                       ----------------   ---------------------     PAID-IN
                                                       SHARES    AMOUNT    SHARES      AMOUNT       CAPITAL
                                                       -------   ------   ---------   ---------   -----------
BALANCE, December 31, 1995...........................       --      --        1,000      27,706            --
Conversion from S to C corporation...................                                                 (22,892)
Issuance of stock....................................                        19,663     468,104
Net loss.............................................
Stock split and recapitalization to $0.0001 par
  value..............................................       --      --    1,902,400    (495,618)      495,618
                                                       -------   -----    ---------   ---------   -----------
BALANCE, December 31, 1996...........................       --      --    1,923,063         192       472,726
Conversion of note payable to common shares..........                        33,333           3       199,997
Issuance of common shares, net of offering costs.....                     1,000,000         100     4,672,489
Issuance of preferred shares, net of offering
  costs..............................................   20,000     200                              1,799,052
Issuance of warrants and compensatory stock
  options............................................                                                  89,611
Cancellation of subscriptions receivable under
  employment agreements..............................
Favorable conversion feature of convertible
  debentures.........................................                                                 566,667
Net loss.............................................       --      --           --          --            --
                                                       -------   -----    ---------   ---------   -----------
BALANCE, December 31, 1997...........................   20,000     200    2,956,396         295     7,800,542
Issuance of stock....................................                       443,085          45       884,086
Conversion of convertible debentures to common
  shares.............................................                       961,460          96     1,699,904
Conversion of preferred stock to common shares.......  (20,000)   (200)     711,456          71           129
Cancellation of subscriptions receivable under
  employment agreements..............................
Other................................................                                                 (28,937)
Net loss.............................................       --      --           --          --            --
                                                       -------   -----    ---------   ---------   -----------
BALANCE, December 31, 1998...........................       --   $  --    5,072,397   $     507   $10,355,724
                                                       =======   =====    =========   =========   ===========

                                                                                                  TOTAL
                                                              SUBSCRIPTIONS   ACCUMULATED     STOCKHOLDERS'
                                                               RECEIVABLE       DEFICIT     EQUITY (DEFICIT)
                                                              -------------   -----------   -----------------
BALANCE, December 31, 1995..................................                      (22,892)           4,814
Conversion from S to C corporation..........................                       22,892               --
Issuance of stock...........................................     (468,004)                             100
Net loss....................................................                     (625,583)        (625,583)
Stock split and recapitalization to $0.0001 par value.......           --              --               --
                                                                ---------     -----------      -----------
BALANCE, December 31, 1996..................................     (468,004)       (625,583)        (620,669)
Conversion of note payable to common shares.................                                       200,000
Issuance of common shares, net of offering costs............                                     4,672,589
Issuance of preferred shares, net of offering costs.........                                     1,799,252
Issuance of warrants and compensatory stock options.........                                        89,611
Cancellation of subscriptions receivable under..............                                            --
  employment agreements.....................................      130,503                          130,503
Favorable conversion feature of convertible debentures......                                       566,667
Net loss....................................................           --      (4,881,181)      (4,881,181)
                                                                ---------     -----------      -----------
BALANCE, December 31, 1997..................................     (337,501)     (5,506,764)       1,956,772
Issuance of stock...........................................                                       884,131
Conversion of convertible debentures to common shares.......                                     1,700,000
Conversion of preferred stock to common shares..............                                            --
Cancellation of subscriptions receivable under employment
  agreements................................................      140,623                          140,623
Other.......................................................                                       (28,937)
Net loss....................................................           --      (1,204,140)      (1,204,140)
                                                                ---------     -----------      -----------
BALANCE, December 31, 1998..................................    $(196,878)    $(6,710,904)     $ 3,448,449
                                                                =========     ===========      ===========

   The accompanying notes are an integral part of these financial statements

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1996         1997          1998
                                                           ---------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $(625,583)  $(4,881,181)  $(1,204,140)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization.......................     87,733       457,113       542,269
     Amortization of debt discount.......................         --       443,889       122,778
     Amortization of debt issue costs....................         --        22,578       283,754
     Forgiveness of subscriptions receivable.............         --       130,501       140,623
     Expense recorded for issuance of warrants...........         --            --        36,093
     Non-cash compensation expense.......................         --            --        44,933
     Gain on sale of division............................         --            --    (4,402,076)
     Provision for bad debts.............................    104,360       244,893       167,675
     Deferred rent expense...............................     73,424        45,717       (52,135)
     Change in operating assets and liabilities:
       Accounts receivable...............................   (506,289)     (227,478)     (309,248)
       Accounts payable and accrued expenses.............    316,641      (221,908)       (3,793)
       Accrued payroll liabilities.......................    284,367       (74,274)       36,747
       Unearned revenue..................................     90,691        57,808       187,367
       Other.............................................    (41,266)      (21,674)        4,964
                                                           ---------   -----------   -----------
     Net cash used in operating activities...............   (215,925)   (4,024,016)   (4,404,190)
                                                           ---------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment..........   (349,646)     (387,209)     (362,689)
  Proceeds from sale of division, net of restricted cash
     of $250,000.........................................         --            --     4,000,000
  Payment of acquisition costs...........................         --            --      (152,407)
  Software development costs.............................    (84,182)     (168,834)           --
                                                           ---------   -----------   -----------
     Net cash provided by (used in) investing
       activities........................................   (433,828)     (556,043)    3,484,904
                                                           ---------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs.....................    (88,096)     (415,448)      (28,937)
  Payment of deferred debt issue costs...................         --      (220,937)      (35,395)
  Repayment of capital lease obligations.................     (4,404)      (51,010)     (144,492)
  Proceeds from issuance of common shares and exercise of
     warrants............................................         --            --       232,094
  Payment of preferred stock issue costs.................         --      (190,748)           --
  Proceeds from issuance of convertible debentures and
     warrants............................................         --     1,700,000            --
  Proceeds from issuance of preferred shares and
     warrants............................................         --     2,000,000            --
  Proceeds from notes payable to stockholders............    889,904       490,000            --
  Repayment of notes payable to stockholders.............     (5,115)   (1,335,581)           --
  Proceeds from note payable.............................     70,000            --            --
  Repayment of note payable..............................     (9,354)      (60,646)           --
  Proceeds from sale of stock, net of underwriting
     discounts and commissions...........................        100     5,520,000            --
                                                           ---------   -----------   -----------
     Net cash provided by financing activities...........    853,035     7,435,630        23,270
                                                           ---------   -----------   -----------

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1996         1997          1998
                                                           ---------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    203,282     2,855,571      (896,016)
CASH AND CASH EQUIVALENTS at beginning of period.........    129,095       332,377     3,187,948
                                                           ---------   -----------   -----------
CASH AND CASH EQUIVALENTS at end of period...............  $ 332,377   $ 3,187,948   $ 2,291,932
                                                           =========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON
  CASH INVESTING AND FINANCING ACTIVITIES:
  Interest paid..........................................  $   6,277   $    56,365   $    16,277
                                                           =========   ===========   ===========
  Capital lease obligations incurred during year on lease
     of computer equipment...............................  $  64,667   $   119,346   $   208,065
                                                           =========   ===========   ===========
  Conversion of notes payable to affiliate to common
     stock...............................................  $      --   $   200,000   $        --
                                                           =========   ===========   ===========
  Issuance of warrants and compensatory stock options....  $      --   $    89,611   $        --
                                                           =========   ===========   ===========

During 1998, the Company issued 351,391 shares of common stock for the net assets of The Insurance Resource Center, Inc.

During 1998, $1,700,000 of convertible debentures were converted into 961,460 shares of common stock.

During 1998, 20,000 shares of preferred stock were converted into 711,456 shares of common stock.

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     HomeCom Communications, Inc. (the "Company") specializes in Internet application solutions for the financial services industry. HomeCom's integrated Web-enabled solutions for one-stop financial services include a complete range of products and services such as secure banking services, fee-income producing insurance and brokerage products, and intelligent one-to-one marketing. In addition, HomeCom offers custom Web development and hosting services, as well as Internet security products and services.

BASIS OF PRESENTATION -- GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations since its incorporation, has an accumulated deficit at December 31, 1998, and has used substantial cash in its operations. Management believes that future debt and equity offerings and successful commercialization of its products and services will generate the required capital necessary to continue as a going concern.

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

RESTRICTED CASH

     Under the terms of the sale of the Company's HostAmerica division in June, 1998, $250,000 of the proceeds of the sale are to be held in escrow until May 1, 1999 for the purpose of indemnifying the Purchaser for representations and warranties made by the Company under the Asset Purchase Agreement.

ACCOUNTS RECEIVABLE, NET

     Accounts receivables are shown net of the allowance for doubtful accounts. The allowance was approximately $161,000 and $95,000 at December 31, 1997 and 1998, respectively. Write-offs were approximately $191,000 and $233,000 for the years ended December 31, 1997 and 1998, respectively.

FURNITURE, FIXTURES AND EQUIPMENT, NET

     Furniture, fixtures and equipment are recorded at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the related assets (three to five years). Assets recorded under capital leases are amortized over the shorter of their useful lives or the term of the related leases using the straight-line method. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

                          HOMECOM COMMUNICATIONS, INC.

SOFTWARE DEVELOPMENT COSTS, NET

     The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed". The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product. Amortization of capitalized software development costs totaled approximately $3,000, $219,000, and $32,000 in 1996, 1997, and 1998, respectively. These expenses are included in cost of sales. At December 31, 1998, capitalized software development costs have been fully amortized.

DEFERRED ACQUISITION COSTS

     Costs incurred in connection with the Company's acquisition of First Institutional Marketing, Inc. have been deferred. These costs consist of legal, accounting, and printing costs and will be capitalized upon the closing of this transaction.

DEFERRED DEBT ISSUE COSTS

     Costs in connection with the Company's offering of convertible debentures were deferred and amortized over the term of the debt. As of December 31, 1998, all of the convertible debentures had been converted into shares of common stock and, accordingly, all of the deferred debt issue costs had been amortized.

INTANGIBLE ASSETS

     Intangible assets consist of cost in excess of net assets acquired arising from the purchase of The Insurance Resource Center, Inc. ("IRC") which is being amortized using the straight-line method over three years. Impairment of value, if any, is recognized in the period in which it is determined. Management assesses the recoverability of intangible assets at each balance sheet date based on undiscounted projected cash flows and operating income.

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

                          HOMECOM COMMUNICATIONS, INC.

ADVERTISING EXPENSES

     Advertising costs are expensed when incurred. Advertising expenses were approximately $724,000 and $263,000 for the years ended December 31, 1997 and 1998, respectively.

INCOME TAXES

     Prior to February 9, 1996, the Company qualified as an S Corporation for federal and state income tax purposes. Accordingly, no provision was made for income taxes for its operations prior to February 9, 1996. Effective February 9, 1996, the Company converted from an S corporation to a C corporation for income tax purposes and is, therefore, subject to corporate income taxes. Deferred income tax assets and liabilities reflect differences between the bases of the Company's assets and liabilities for financial reporting and income tax purposes. The net deferred income tax asset of approximately $2,500,000 at December 31, 1998 is primarily due to operating loss carryforwards generated since February 9, 1996, and is fully offset by a valuation allowance. The effect of a change in the valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years would be included in income in that period.

     As a result of termination of the S Corporation in February 1996, the accumulated deficit as of that date was transferred to additional paid-in capital.

BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 1998, the numerator and denominator are the same for both basic and diluted EPS.

OTHER MATTERS

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

     Furniture, fixtures and equipment, net, are comprised of the following as of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
Furniture and fixtures......................................  $191,107   $  257,424
Computer equipment..........................................   579,486      861,400
Computer equipment under capital leases.....................   184,012      382,055
                                                              --------   ----------
                                                               954,605    1,500,879
Less: accumulated depreciation and amortization.............  (326,981)    (703,616)
                                                              --------   ----------
                                                              $627,624   $  797,263
                                                              ========   ==========

                          HOMECOM COMMUNICATIONS, INC.

3. NOTES PAYABLE

     Notes payable are comprised of the following as of:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
Convertible debentures (interest accrues at 5%), payable
  September 22, 2000, non-collateralized, convertible at the option of the holders into shares of the Company's common
  stock, net of unamortized discount of $122,778............  $1,577,222           --
Less current maturities of notes payable....................          --           --
                                                              ----------   ----------
                                                              $1,577,222   $       --
                                                              ==========   ==========

     These notes were converted into 961,460 shares of common stock during 1998.

4. SEGMENT INFORMATION

     During 1998, HomeCom reorganized into five separate business units, organized on the basis of products and services. Prior to that time, the Company operated in a single business segment. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development
(FAST), Internet outsourcing services (HostAmerica), Internet security services
(HISS), software products, and InsureRate. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp.

     The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the year ended December 31, 1998:

                                                                 SOFTWARE                RECONCILING   CONSOLIDATED
                                    FAST    HOSTAMERICA   HISS   PRODUCTS   INSURERATE      ITEMS         TOTALS
                                   ------   -----------   ----   --------   ----------   -----------   ------------
                                                                    (IN THOUSANDS)
Revenues.........................  $1,950      $531       $782    $  29       $   0         $   0        $ 3,292
Net Income (Loss)................  $ (363)     $256       $(67)   $(443)      $(357)        $(230)       $(1,204)

---------------

     Reconciling items represent adjustments that are made to the total of the segments' operating income in order to arrive at consolidated net loss and include the following:

                                                              (IN THOUSANDS)
Depreciation and amortization...............................     $  (587)
Interest expense, net.......................................        (278)
Gain on sale of division....................................       4,402
Corporate sales and marketing and product development
  expenses..................................................        (360)
General and administrative expenses.........................      (3,407)
                                                                 -------
                                                                 $  (230)
                                                                 =======

     The Company evaluates the performance of its segments based on segment revenue and identifiable segment direct expenses, consisting primarily of salaries and wages, travel and other costs of segment operating and sales personnel. Common expenses for general and administrative costs, facilities, equipment, telecommunications, and depreciation and amortization expenses are not allocated to the business segments but are included in Corporate expenses. Corporate expenses are included as part of the Reconciling Items column in the table above.

                          HOMECOM COMMUNICATIONS, INC.

     Revenues for the years ended December 31, 1997 and 1996, were as follows:

                                                                           SOFTWARE                CONSOLIDATED
                                              FAST    HOSTAMERICA   HISS   PRODUCTS   INSURERATE      TOTALS
                                             ------   -----------   ----   --------   ----------   ------------
                                                                       (IN THOUSANDS)
Revenues -- 1997...........................  $1,792      $692       $375   $    20      $  --         $2,879
Revenues -- 1996...........................  $1,845      $304       $70    $    80      $  --         $2,299

     Prior year operating income (loss) by segment is not presented as the information is not available.

     Asset information by reportable segment is not reported since the Company does not produce such information internally. All of the Company's revenues and expenses originate in the United States. No single customer accounted for more than 10% of the Company's revenues. Therefore, no additional disclosures about major customers are presented.

5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under noncancelable operating lease agreements expiring through 2002. The Company has entered into several capital leases of computer equipment.

     Future minimum lease payments under capital and operating leases are as follows as of December 31, 1998:

                                                            CAPITAL LEASES   OPERATING LEASES
                                                            --------------   ----------------
1999......................................................    $ 123,571         $  524,171
2000......................................................       69,654            534,529
2001......................................................       25,785            338,789
2002......................................................           --            234,424
2003......................................................           --                 --
                                                              ---------         ----------
Total minimum lease payments..............................      219,010         $1,631,913
                                                                                ==========
Less: amount representing interest........................      (22,341)
                                                              ---------
Present value of minimum lease payments...................      196,669
Less: current portion.....................................     (108,427)
                                                              ---------
                                                              $  88,242
                                                              =========

     The Company leases office space in New York City, Vienna, Virginia and Atlanta, Georgia. The total amount of the base rent payments is being charged to expense on a straight-line method over the term of these leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

     Rental expense under operating leases was approximately $227,000, $507,000 and $440,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

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

                          HOMECOM COMMUNICATIONS, INC.

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

6. CONCENTRATION OF CREDIT RISKS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with quality financial institutions. Concentration of credit risk with respect to trade receivables is monitored by the Company through ongoing credit evaluations of its customers' financial condition. The Company's sales to its five largest customers represented approximately 26%, 15%, and 27% of total revenues for the years ended December 31, 1996, 1997, and 1998, respectively. No customer accounted for more than 10% of the revenues of the Company during 1996, 1997 or 1998. The five most significant customer balances represented approximately 26% and 50% of the gross accounts receivable balance at December 31, 1997 and 1998, respectively.

7. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS

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

                          HOMECOM COMMUNICATIONS, INC.

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

     In September 1997, the Company issued $1,700,000 of 5% convertible debentures due September 22, 2000. Net proceeds to the Company from the issuance of the debentures totaled approximately $1,500,000. Outstanding principal and interest on the debentures is payable on September 22, 2000. During 1998, the full principal amount of the debentures was fully converted into 961,460 shares of common stock. As of December 31, 1998, $44,596 of interest has been accrued for the debentures, and is payable on September 22, 2000. Due to the beneficial conversion feature of the debentures, a portion of the proceeds ($566,667) has been allocated to additional paid-in capital. The corresponding discount on the debentures was amortized in 1998 as a non-cash charge to interest expense.

     In connection with the issuance of the debentures, the Company issued to a broker designated by the purchaser of the debentures three-year warrants to acquire an aggregate 400,000 shares of common stock. These warrants were issued in October 1997. Of these warrants, 50,000 were exercised in December 1998 at an exercise price of $4.00 per share. At December 31, 1998, warrants to purchase 150,000 shares of common stock are outstanding and exercisable at a price of $4.00 per share, and warrants to purchase the remaining 200,000 shares of common stock are outstanding and exercisable at a price of $6.00 per share. If not earlier exercised, the warrants expire on October 27, 2000.

     In December 1997, the Company issued 20,000 shares of its Series A preferred stock for an aggregate purchase price of $2,000,000. Net proceeds to the Company from the Series A preferred stock issuance were approximately $1,800,000. As of December 31, 1998, the preferred stock had been fully converted into 711,456 shares of common stock. A discount of $666,667 results from an allocation of the proceeds to the beneficial conversion feature. This discount is analogous to a dividend and was recognized as a return to the Series A preferred holders over the period the preferred stock was outstanding.

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

     At December 31, 1998, 600,000 warrants are outstanding at a weighted average exercise price of $7.51.

     On April 16, 1998, the Company issued 351,391 shares of common stock to acquire all of the outstanding capital stock of The Insurance Resource Center, Inc.

                          HOMECOM COMMUNICATIONS, INC.

     On October 7, 1998, the Company issued 18,959 shares of common stock to the former holders of HISS's capital stock as an earnout payment, which was recorded as compensation expense.

8. STOCK OPTION PLANS

     The Company's Employee Stock Option Plan (the "Stock Option Plan") was adopted by the Company's stockholders in September 1996. Shares of common stock may be sold or awarded to officers, key employees and consultants. On March 3, 1999 at a Special Meeting of Stockholders, the Company's stockholders approved an amendment to the Stock Option Plan which increased the number of shares reserved for issuance under the Stock Option Plan to 2,000,000. Options granted under the Stock Option Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

     During 1997 and 1998, the Company granted options to purchase shares under the Stock Option Plan. The options vest 25% per year and expire ten years after the grant date. The exercise price of the options was at or above the fair market value of the stock on the grant date.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting method or continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and disclose pro forma net income and earnings per share assuming the fair value method had been applied.

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company has recognized no compensation expense for options issued to employees and non-employee directors. For the years ended December 31, 1997 and 1998, the Company recognized approximately $5,000 and $36,000, respectively, in expense for stock issued to non-employees.

     Pro forma information regarding loss per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               1996      1997      1998
                                                              -------   -------   -------
Risk-free interest rate.....................................     6.46%     5.93%     5.11%
Volatility factors of the expected market price of the
  Company's common stock....................................       80%       90%      110%
Weighted average expected life of the options...............  4 years   5 years   5 years

                          HOMECOM COMMUNICATIONS, INC.

     Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1998, would have been the pro forma amounts listed below:

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                     1996         1997          1998
                                                   ---------   -----------   -----------
Loss applicable to common shareholders:
  As reported....................................  $(625,583)  $(4,881,181)  $(1,870,807)
  Pro forma......................................   (676,776)   (5,012,634)   (2,351,259)
Basic and diluted loss per share:
  As reported....................................      (0.34)        (1.88)        (0.44)
  Pro forma......................................      (0.36)        (1.93)        (0.55)

     Option activity under all of the stock option plans is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                                 1997                          1998
                                     ----------------------------   ---------------------------
                                                 WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                      SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                     ---------   ----------------   --------   ----------------
Outstanding at beginning of year...    220,543        $6.30          421,160        $4.95
Granted............................    599,555         5.26          312,700         3.35
Exercised..........................          0           --           (4,375)        4.06
Forfeited..........................   (398,938)        5.80         (170,875)        3.34
                                     ---------                      --------
Outstanding at end of year.........    421,160         4.95          558,610         4.59
                                     =========                      ========
Options exercisable at year end....      3,090                       127,791
                                     =========                      ========
Shares available for future
  grant............................    178,840                        41,390
                                     =========                      ========
Weighted-average fair value of
  options granted during the year
  at the shares' fair value........  $    3.71                      $   2.79
                                     =========                      ========

     The following table summarizes information about fixed options outstanding at December 31, 1998.

                                                                          WEIGHTED AVERAGE
                                                                        REMAINING CONTRACTUAL
EXERCISE PRICES                                               SHARES            LIFE
---------------                                               -------   ---------------------
  $1.91 - 2.18..............................................   50,700        9.6
  $3.69 - 4.72..............................................  329,111        8.9
  $6.00 - 8.06..............................................  178,799        8.5
                                                              -------
                                                              558,610        8.8
                                                              =======

9. ACQUISITIONS AND DIVESTITURES

     In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. ("HISS"), a start-up company formed in July 1996 to provide Internet and Intranet security system consulting services. Consideration to the former holders of HISS' capital stock consisted of the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001. In 1998, the Company incurred approximately $45,000 in compensation expense in the form of issuing 18,959 shares of common stock to certain former holders of HISS' capital stock. The maximum additional potential liability under the earnout agreement is $134,800, payable in common stock or cash at the

                          HOMECOM COMMUNICATIONS, INC.

Company's option. The Company does not expect this additional potential liability to be paid, due to HISS net income limitations.

     On April 16, 1998, the Company acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for total consideration of approximately $571,000, consisting of 351,391 shares of the Company's common stock. IRC provides Internet development and hosting services to the insurance industry. The Company has accounted for this acquisition as a purchase transaction. Approximately $460,000 was recorded as an intangible asset and is being amortized over three years. At December 31, 1998, the net unamortized balance of this intangible asset was $351,000, net of $109,000 of accumulated amortization.

     On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet network outsourcing services division to Sage Acquisition Corp. ("Sage") for cash of $4,250,000 and Sage's assumption of approximately $250,000 of unearned revenue. The Company recorded a gain on the sale of approximately $4,402,000. The assets sold consisted of computer network equipment and service contracts.

10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Temporary differences:
Allowance for uncollectibles................................  $    61,009   $    36,246
Vacation accrual............................................       11,049        33,586
Depreciation................................................        2,317         4,826
Deferred rent expense.......................................       45,274        25,462
Software development expenses...............................       55,599        35,138
                                                              -----------   -----------
                                                                  175,248       135,258
Net operating loss carryforward.............................    1,903,040     2,357,670
                                                              -----------   -----------
Deferred tax asset..........................................    2,078,288     2,492,928
Valuation allowance.........................................   (2,078,288)   (2,492,928)
                                                              -----------   -----------
Net deferred tax asset......................................  $         0   $         0
                                                              ===========   ===========

     At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $6,200,000 which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during 1997 resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the utilization of the Company's net operating loss carry-forwards in the future. Based on the cumulative losses in recent years and the limitation and the use of the company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset. The income tax benefit differs from the amounts computed by applying the Federal statutory rate of 34% to loss before taxes principally as a result of the recording of the valuation allowance.

11. SUBSEQUENT EVENTS

     On March 24, 1999, the Company acquired First Institutional Marketing, Inc. and certain of its affiliates ("FIMI") of Houston, Texas for 1,252,174 shares of common stock. FIMI offers insurance and investment products to banks, broker/dealers, insurance agencies and retail consumers. FIMI markets its products

                          HOMECOM COMMUNICATIONS, INC.

primarily to insurance agencies affiliated with commercial banks and broker/dealers. The Company will account for this acquisition as a purchase transaction.

     On March 25, 1999, the Company issued 125 shares of its Series B Preferred Stock for an aggregate purchase price of $2,500,000. Net proceeds to the Company from the Series B preferred sale were approximately $2,280,000. The Series B preferred stock is convertible at the option of the holder into a number of shares of common stock equal to a share-based factor. The Series B conversion price is the lesser of (i) the average closing bid price during any four (4) consecutive trading days during the twenty-five (25) consecutive trading day period ending one (1) trading day prior to the day the notice of conversion is sent to the Company, or (ii) $5.23. The shares may be redeemed by the Company at a price equal to 120% of the face amount of the shares.

     In connection with the issuance and sale of the Series B preferred stock, the Company granted the Series B preferred warrants to acquire an aggregate 225,000 shares of common stock at an exercise price of $5.70. The Company also granted 25,000 warrants to a placement agent at an exercise price of $5.70. The Series B preferred warrants will expire on March 24, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1999 under the captions "Directors and Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1999 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on or about April 30, 1999 under the caption "Certain Transactions" and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial Statements

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

3. Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   3.1     --  Restated Certificate of Incorporation of the Registrant.*
   3.2     --  Restated Bylaws of the Registrant.*
   3.3     --  Certificate of Designation of Series A Convertible Preferred
               Stock.***
   4.1     --  See Exhibits 3.1 and 3.2 for provisions of the Restated
               Certificate of Incorporation and Bylaws of the Registrant
               defining rights of the holders of Common Stock of the
               Registrant.*

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   4.3     --  Form of Warrant.*
  10.1     --  HomeCom Communications, Inc. Stock Option Plan and form of
               Stock Option Certificate.*
  10.2     --  HomeCom Communications, Inc. Non-Employee Directors Stock
               Option Plan and form of Stock Option Certificate.*
  10.3     --  Employment Agreement between the Registrant and Harvey W.
               Sax, dated January 1, 1996.*
  10.4     --  Form of Employment Agreement entered into between the
               Registrant and each of its executive officers except Harvey
               W. Sax.*
  10.5     --  Lease Agreement between Property Georgia OBJLW One
               Corporation and the Registrant dated January 22, 1996.*
  10.6     --  Lease and Services Agreement between Alliance Greensboro,
               L.P. and the Registrant, dated June 25, 1996.*
  10.7     --  Business Alliance Program Agreement between Oracle
               Corporation and the Registrant, dated May 30, 1996, together with the Sublicense Addendum, Application Specific
               Sublicense Addendum, Full Use and Deployment Sublicense
               Addendum and License Transfer Policy, each dated May 30,
               1996.*
  10.8     --  Network Enrollment Agreement between Apple Computer, Inc.
               and the Registrant, effective May 1996.*
  10.9     --  Member Level Agreement between Microsoft Corporation and the
               Registrant, effective May 1996.*
  10.10    --  Master Agreement for Internet Services and Products between
               BBN Planet Corporation and the Registrant, dated February 1,
               1996.*
  10.11    --  Authorized Business Partners Agreement between BBN Planet
               Corporation and the Registrant, dated May 14, 1996.*
  10.12    --  Stock Purchase Agreement between the Registrant and the stockholders of Homecom Internet Security Services, Inc.,
               dated August 31, 1996.*
  10.13    --  Form of Promissory Notes issued by the Registrant and held by Mark Germain.*
  10.14    --  Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward A. Blech Trust.*
  10.15    --  Marketing Associate Solution Alliance Agreement dated
               February 6, 1997 between the Registrant and Unisys
               Corporation.*
  10.16    --  Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**
  10.17    --  Letter agreement dated January 16, 1997 between the
               Registrant, David A. Blech, Esther Blech and the Edward A.
               Blech Trust.*
  10.18    --  HomeCom Communications, Inc. Employee Stock Purchase Plan.*
  10.19    --  5% Convertible Debenture Purchase Agreement dated effective
               September 19, 1997 between the Registrant, Euro Factors
               International, Inc., Beauchamp Finance, FTS Worldwide
               Corporation and COLBO.***
  10.20    --  Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc., Beauchamp
               Finance, FTS Worldwide Corporation and COLBO.***
  10.21    --  Registration Rights Agreement dated effective September 19,
               1997 between the Registrant, Euro Factors International,
               Inc., Beauchamp Finance, FTS Worldwide Corporation and
               COLBO.***
  10.22    --  Letter agreement dated September 23, 1997 between the
               Registrant, Euro Factors International, Inc., Beauchamp
               Finance, FTS Worldwide Corporation and COLBO.***

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  10.23    --  Letter agreement dated September 27, 1997 between the
               Registrant, Euro Factors International, Inc., Beauchamp
               Finance, FTS Worldwide Corporation and COLBO.***
  10.24    --  Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the
               Registrant to First Granite Securities, Inc.***
  10.25    --  Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the
               Registrant to First Granite Securities, Inc.***
  10.26    --  Form of Securities Purchase Agreement between the
               Registrant, Sovereign Partners, L.P. and Dominion Capital
               Fund, LTD. dated as of December 23, 1997.***
  10.27    --  Form of Registration Rights Agreement between the
               Registrant, Sovereign Partners, L.P. and Dominion Capital
               Fund, LTD. dated as of December 23, 1997***
  10.28    --  Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P.***
  10.29    --  Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD.***
  10.30    --  Common Stock Purchase Agreement dated January 23, 1998 by and among InsureRate, Inc., the Registrant, Jerome R. Corsi and Hamilton Dorsey Alston Company.***
  10.31    --  Escrow Agreement dated as of January 23, 1998 by and among
               InsureRate, Inc., Hamilton Dorsey Alston Company, the
               Registrant, Jerome R. Corsi and SunTrust Bank, Atlanta.***
  10.32    --  Shareholders Agreement dated January 23, 1998 by and among
               Hamilton Dorsey Alston Company, the Registrant and
               InsureRate, Inc.***
  10.33    --  Web Development and Hosting Services Agreement dated January
               23, 1998, by and among InsureRate, Inc. and Hamilton Dorsey
               Alston Company.***
  10.34    --  Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company.***
  10.35    --  Loan Agreement dated January 23, 1998 by and between
               InsureRate, Inc. and the Registrant.***
  10.36    --  Form of Master Note issued by the Registrant to InsureRate,
               Inc.***
  10.37    --  Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to the Malachi Group, Inc.****
  10.38    --  Letter Agreement, dated April 8, 1998 by and among the
               Company, Eurofactors International Inc., Beauchamp France,
               FTS Worldwide Corporation and COLBO.****
  10.39    --  Letter Agreement, dated April 8, 1998 by and between First
               Granite Securities, Inc. and the Company.****
  10.40    --  Letter Agreement, dated April 17, 1998 by and among
               Sovereign Partners, L.P., Dominion Capital Fund and the
               Company.****
  10.41    --  Agreement and Plan of Reorganization by and among The
               Insurance Resource Center, Inc., Tim Strong, James Higham,
               Cameron M. Harris & Company and the Company, dated as of
               April 15, 1998.+
  10.42    --  Employment Agreement by and between the Company and Tim
               Higham, dated as of April 16, 1998.+
  10.44    --  Asset Purchase Agreement by and between the Company and Sage
               Networks Acquisition Corp. dated as of June 10, 1998.++
  10.45    --  Escrow Agreement by and between the Company and Sage
               Networks Acquisition Corp. dated as of June 10, 1998.++

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  10.46    --  Transitional Services Agreement by and between the Company and Sage Networks Acquisition Corp. dated as of June 10,
               1998.++
  10.47    --  Co-Location Agreement by and between the Company and Sage
               Networks, Inc. dated as of June 10, 1998.++
  10.48    --  Agreement and Plan of Merger by and among HomeCom
               Communications, Inc., FIMI Securities Acquisition Corp.,
               Inc., ATF Acquisition Corp., and Daniel A. Delity, James Wm.
               Ellsworth, and David B. Frank dated as of November 6, 1998, together with exhibits.+++
  10.49    --  Certificate of Designations, Preferences and Rights of
               Series B Convertible Preferred Stock HomeCom Communications,
               Inc. dated as of March 24, 1999.
  10.50    --  Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc.,
               Liberty View Funds, L.P., and Liberty View Fund, L.L.C.
  10.51    --  Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc.,
               Liberty View Funds, L.P., and Liberty View Fund, L.L.C.
  10.52    --  Transfer Agent Instructions dated as of March 25, 1999.
  10.53    --  Transfer Agent Legal Opinion dated as of March 25, 1999.
  10.54    --  Placement Agency Agreement dated as of March 25, 1999 by and between HomeCom Communications, Inc. and J.P. Turner &
               Company, L.L.C.
  21.1     --  List of Subsidiaries.***
  23.1     --  Consent of PricewaterhouseCoopers LLP.
  27.1     --  Financial Data Schedules (for SEC use only).

---------------

   * Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).
  ** Incorporated herein by reference to exhibit of the same number in the Form
     10-Q/A of the Registrant filed with the Commission on December 18, 1997. *** Incorporated herein by reference to exhibit of the same number in the Form
     S-1 Registration Statement of the Registrant (Registration No. 333-42599). **** Incorporated herein by reference to exhibit of the same number in the Form
     S-1 Registration Statement of the Registrant filed with the Commission on February 2, 1998.
   + Incorporated herein by reference to exhibit of the same number in the Form
     S-1 Registration Statement of the Registrant (Registration No. 333-45383). ++ Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on June 25, 1998.
 +++ Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on November 18, 1998.

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

     On November 18, 1998, the Company filed a report on Form 8-K under Item 5 with respect to its signing a definitive agreement and plan of merger to acquire, among other things, all of the outstanding shares of First Institutional Marketing, Inc. and certain of its affiliates ("FIMI") for 1,252,174 shares of common stock. In addition, the Company entered into employment agreements for an initial term of 3 years with the three principals of FIMI, calling for them to continue in their current roles for the acquired companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOMECOM COMMUNICATIONS, INC.

                                          By: /s/ Harvey W. Sax
                                            ------------------------------------
                                                       Harvey W. Sax
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ Harvey W. Sax                   President; Chief Executive       March 26, 1999
-----------------------------------------------------    Officer; Director
                    Harvey W. Sax

                  /s/ Nat Stricklen                    Senior Vice President -- Sales   March 26, 1999
-----------------------------------------------------    & Marketing; Director
                    Nat Stricklen

                 /s/ Norman H. Smith                   Vice President -- Chief          March 26, 1999
-----------------------------------------------------    Financial Officer
                   Norman H. Smith

                /s/ Daniel A. Delity                   President, First Institutional   March 26, 1999
-----------------------------------------------------    Marketing, Inc.; Director
                  Daniel A. Delity

               /s/James Wm. Ellsworth                  Vice President, First            March 26, 1999
-----------------------------------------------------    Institutional Marketing,
                 James Wm. Ellsworth                     Inc.; Director

                /s/ Krishan Puri                       Executive Vice President;        March 26, 1999
-----------------------------------------------------    Director
                    Krishan Puri

               /s/ Gia Bokuchava, Ph.D.                Chief Technical Officer;         March 26, 1999
-----------------------------------------------------    Director
                Gia Bokuchava, Ph.D.

                /s/ Roger J. Nebel                     Vice President; Director         March 26, 1999
-----------------------------------------------------
                   Roger J. Nebel

                /s/ Claude A. Thomas                   Director                         March 26, 1999
-----------------------------------------------------
                  Claude A. Thomas

                  /s/ William Walker                   Director                         March 26, 1999
-----------------------------------------------------
                   William Walker