Form 10-Q
period 1999-03-31
HOMECOM COMMUNICATIONS INC
filed 1999-05-17
CIK 1021226

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                          Yes [X]               No [ ]

       As of May 12, 1999, there were 6,625,412 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOMECOM COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION..............................     2
ITEM 1.  FINANCIAL STATEMENTS:
(1) Balance Sheets as of March 31, 1999 and December 31,
  1998......................................................     2
(2) Statements of Operations for the three months ended
  March 31, 1999 and 1998...................................     3
(3) Statements of Cash Flows for the three months ended
  March 31, 1999 and 1998...................................     4
(4) Notes to Financial Statements...........................     5
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     7
PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K...................    12
Signatures..................................................    13
Exhibit Index...............................................

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              MARCH 31, 1999   DECEMBER 31, 1998
                                                              --------------   -----------------
                                                               (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 2,885,255        $ 2,291,932
  Restricted cash...........................................       250,000            250,000
  Accounts receivable, net of allowance for uncollectible
     accounts of $228,185 and $95,384 as of March 31, 1999
     and December 31, 1998, respectively....................     1,211,805            680,790
  Loans to shareholders.....................................       370,000                 --
  Other current assets......................................       194,121              4,796
                                                               -----------        -----------
          Total current assets..............................     4,911,181          3,227,518
FURNITURE, FIXTURES AND EQUIPMENT, NET......................       940,215            797,263
DEPOSITS....................................................       107,618             80,231
DEFERRED ACQUISITION COSTS..................................            --            109,158
INTANGIBLE ASSETS, NET......................................     4,851,784            351,320
OTHER NON-CURRENT ASSETS....................................        98,600                 --
                                                               -----------        -----------
          Total assets......................................   $10,909,398        $ 4,565,490
                                                               ===========        ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $   906,778        $   424,094
  Accrued payroll liabilities...............................       373,834            300,927
  Unearned revenue..........................................       214,174            128,345
  Current portion of obligations under capital leases.......       223,030            108,427
                                                               -----------        -----------
          Total current liabilities.........................     1,717,816            961,793
OTHER LIABILITIES...........................................        82,106             67,006
OBLIGATIONS UNDER CAPITAL LEASES............................        99,156             88,242
                                                               -----------        -----------
          Total liabilities.................................     1,899,078          1,117,041
                                                               -----------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares
     authorized, 6,430,070 and 5,072,397 shares issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively...........................................           643                507
  Preferred stock, Series B, $.0001 par value, 1,000,000
     shares authorized, 125 and 0 shares issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively; participating; $2,500,000 liquidation
     value at March 31, 1999................................             1                 --
  Additional paid-in capital................................    17,289,044         10,355,724
  Subscriptions receivable..................................      (196,878)          (196,878)
  Accumulated deficit.......................................    (8,082,490)        (6,710,904)
                                                               -----------        -----------
          Total stockholders' equity........................     9,010,320          3,448,449
                                                               -----------        -----------
          Total liabilities and stockholders' equity........   $10,909,398        $ 4,565,490
                                                               ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
NET SALES:
  Service sales.............................................  $   980,196   $   762,746
  Equipment sales...........................................       62,141       119,681
                                                              -----------   -----------
          Total net sales...................................    1,042,337       882,427
                                                              -----------   -----------
COST OF SALES:
  Cost of services..........................................      627,549       430,163
  Cost of equipment sold....................................       49,176        82,562
                                                              -----------   -----------
          Total cost of sales...............................      676,725       512,725
                                                              -----------   -----------
GROSS PROFIT................................................      365,612       369,702
                                                              -----------   -----------
OPERATING EXPENSES:
  Sales and marketing.......................................      521,953       319,529
  Product development.......................................      267,530        89,663
  General and administrative................................      803,815       782,693
  Depreciation and amortization.............................      151,719        78,393
                                                              -----------   -----------
          Total operating expenses..........................    1,745,017     1,270,278
                                                              -----------   -----------
OPERATING LOSS..............................................   (1,379,405)     (900,576)
OTHER EXPENSES (INCOME)
  Interest expense..........................................        4,709       266,029
  Other expense (income), net...............................      (12,528)      (38,151)
                                                              -----------   -----------
LOSS BEFORE INCOME TAXES....................................   (1,371,586)   (1,128,454)
INCOME TAXES................................................           --            --
                                                              -----------   -----------
NET LOSS....................................................   (1,371,586)   (1,128,454)
PREFERRED STOCK DIVIDEND....................................           --      (441,176)
                                                              -----------   -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS......................  $(1,371,586)  $(1,569,630)
                                                              ===========   ===========
BASIC AND DILUTED LOSS PER SHARE............................  $     (0.26)  $     (0.51)
                                                              ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................    5,231,058     3,079,382
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,371,586)   $(1,128,454)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................      149,070         86,338
    Amortization of debt discount...........................           --        122,778
    Amortization of debt issue costs........................           --        116,434
    Provision for bad debts.................................      133,500          7,675
    Deferred rent expense...................................         (715)       (42,405)
    Change in operating assets and liabilities:
      Accounts receivable...................................     (479,003)      (118,876)
      Prepaid expenses......................................     (189,325)            --
      Accounts payable and accrued expenses.................       54,733        157,031
      Accrued payroll liabilities...........................       54,723         65,029
      Unearned revenue......................................       85,829         44,329
      Other.................................................     (124,108)       (44,040)
                                                              -----------    -----------
         Net cash used in operating activities..............   (1,686,882)      (734,461)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............      (17,960)      (154,916)
  Cash from acquisition.....................................       96,517             --
  Loans to shareholders.....................................     (370,000)            --
  Payment of acquisition costs..............................      (87,530)            --
                                                              -----------    -----------
         Net cash used in investing activities..............     (378,973)      (154,916)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs........................           --        (28,937)
  Payment of deferred debt issue costs......................           --        (35,395)
  Proceeds from issuance of preferred shares and warrants,
    net of offering costs...................................    2,283,750             --
  Repayment of capital lease obligations....................      (38,175)       (13,239)
  Proceeds from issuance of common shares and exercise of
    warrants................................................      413,603             --
                                                              -----------    -----------
         Net cash provided by (used in) financing
           activities.......................................    2,659,178        (77,751)
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      593,323       (966,948)
CASH AND CASH EQUIVALENTS at beginning of period............    2,291,932      3,187,948
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS at end of period..................  $ 2,885,255    $ 2,221,000
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
  NON CASH INVESTING AND FINANCING ACTIVITIES:

     During the three month periods ended March 31, 1999 and 1998, capital lease obligations of $69,165 and $23,900, respectively, were incurred when the Company entered into leases on computer equipment.

     During the three months ended March 31, 1999, the Company issued 1,252,174 shares of common stock for the net assets of First Institutional Marketing, Inc. and certain of its affiliates.

     During the three months ended March 31, 1998, $700,000 of convertible debentures were converted into 329,751 shares of common stock

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

2. ACQUISITION OF FIRST INSTITUTIONAL MARKETING, INC. ("FIMI")

     On March 24, 1999, the Company acquired First Institutional Marketing, Inc., and certain of its affiliates ("FIMI") of Houston, Texas for total consideration of $4,236,104, consisting of 1,252,174 shares of common stock. The acquisition is accounted for as purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the definitive agreement was publicly announced. The Company will engage an independent firm to assess the fair value of the assets purchased and liabilities assumed. As of March 31, 1999, the Company has made the following preliminary allocation of the purchase price:

Cash........................................................  $   96,517
Accounts receivable.........................................     185,512
Furniture, fixtures and equipment...........................     169,476
Deposits....................................................       1,879
Intangible assets...........................................   4,339,197
Accounts payable and accrued expenses.......................    (427,951)
Payroll liabilities.........................................     (18,184)
Obligations under capital leases............................     (94,527)
Other liabilities...........................................     (15,815)
                                                              ----------
          Total Purchase Price..............................  $4,236,104
                                                              ==========

     The resulting goodwill will be amortized over a period of 7 years. Results of operations for FIMI are included with those of the Company subsequent to the date of acquisition. The financial statements reflect approximately $67,000 of revenue and a net loss of approximately $17,000 for the seven-day period.

                          HOMECOM COMMUNICATIONS, INC.

     The following represents pro-forma results for the Company for the three months ended March 31, 1999 and 1998 as if the FIMI acquisition had occurred as of January 1, 1998:

                                                              THREE MONTHS ENDED MARCH 31,
                       -----------------------------------------------------------------------------------------------------------
                                               1999                                                   1998
                       ----------------------------------------------------   ----------------------------------------------------
                                                   PRO-FORMA     PRO-FORMA                                PRO-FORMA     PRO-FORMA
                         HOMECOM        FIMI      ADJUSTMENTS   AS ADJUSTED     HOMECOM        FIMI      ADJUSTMENTS   AS ADJUSTED
                       -----------   ----------   -----------   -----------   -----------   ----------   -----------   -----------
Net Sales............    1,042,337      682,933           --     1,725,270        882,427      828,278           --      1,710,705
Cost of Sales........      676,725      498,350           --     1,175,075        512,725      670,093           --      1,182,818
                       -----------   ----------   ----------    ----------    -----------                ----------    -----------
Gross Profit.........      365,612      184,583           --       550,195        369,702      158,185           --        527,887
Operating Expenses...    1,745,017      332,329      154,971     2,232,317      1,270,278      161,254      154,971      1,586,503
                       -----------   ----------   ----------    ----------    -----------                ----------    -----------
Operating income
  (Loss).............   (1,379,405)    (147,746)    (154,971)   (1,682,122)      (900,576)      (3,069)    (154,971)    (1,058,616)
Other Expenses
  (income), Net......       (7,819)          --           --        (7,819)       227,878           --           --        227,878
                       -----------   ----------   ----------    ----------    -----------   ----------   ----------    -----------
Income (Loss) Before
  Income Taxes.......   (1,371,586)    (147,746)    (154,971)   (1,674,303)    (1,128,454)      (3,069)    (154,971)    (1,286,494)
Income Taxes.........           --           --           --            --             --           --           --             --
                       -----------   ----------   ----------    ----------    -----------   ----------   ----------    -----------
Net Income (Loss)....   (1,371,586)    (147,746)    (154,971)   (1,674,303)    (1,128,454)      (3,069)    (154,971)    (1,286,494)
Preferred Stock
  Dividend...........           --           --           --            --        441,176           --           --        441,176
                       -----------   ----------   ----------    ----------    -----------   ----------   ----------    -----------
Income (Loss)
  Applicable to
  Common
  Shareholders.......   (1,371,586)          --     (154,971)   (1,526,557)    (1,569,630)          --     (154,971)    (1,724,601)
                       ===========   ==========   ==========    ==========    ===========   ==========   ==========    ===========
Basic and Diluted
  Loss per Share.....  $     (0.26)  $       --   $       --         (0.24)   $     (0.51)  $       --   $       --    $     (0.40)
                       ===========   ==========   ==========    ==========    ===========   ==========   ==========    ===========
Weighted Average
  Common Shares
  Outstanding........    5,231,058    1,252,174           --     6,483,232      3,079,382    1,252,174           --      4,331,556
                       ===========   ==========   ==========    ==========    ===========   ==========   ==========    ===========

     Pro-forma adjustment assumes amortization of $4,339,197 intangible asset over a period of 7 years.

     Prior to the closing of the acquisition, the Company loaned the shareholders of FIMI $370,000. The note is due January 29, 2000 and bears interest of 9%. The loan may be repaid in cash or common stock.

     In connection with the acquisition, the principal shareholders of FIMI were granted 300,000 warrants to acquire HomeCom common stock at an exercise price of $3.74 per share. Vesting of the warrants is contingent upon FIMI meeting certain operating goals as defined in the agreement. If the operating results are obtained, the warrants vest ratably over a three year period on the anniversary date of the acquisition.

3. ACQUISITION OF GANYMEDE CORPORATION

     On April 23, 1999, the Company acquired all of the outstanding shares of Ganymede Corporation ("Ganymede") for total consideration of $1,132,339, consisting of 185,342 shares of common stock and $100,000 cash. The number of shares was determined by dividing the total non-cash consideration by the average closing price of the Company's stock for the 20 trading days prior to April 9, 1999. In addition, the Company entered into employment agreements with the three principals of Ganymede, calling for them to continue in their current roles for the acquired company.

                          HOMECOM COMMUNICATIONS, INC.

     The acquisition will be accounted for as a purchase. The purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Ganymede will be included with those of the Company for periods subsequent to the date of acquisition. The Company will file a Registration Statement on Form S-3 with respect to the resale of a portion of the shares of HomeCom Communications, Inc. Common Stock issued in the acquisition.

4. ISSUANCE OF SERIES B PREFERRED STOCK

     The Company issued Series B Preferred Stock totaling $2,500,000 on March 25, 1999 (the "Issuance Date"). The Series B Preferred Stock investors were issued 125 shares of preferred stock, having a stated value of $20,000 per share, and 225,000 warrants to purchase common stock at $5.70 per share. The Company paid offering costs of $216,250 cash plus 25,000 warrants to purchase common stock at $5.70 per share, resulting in net proceeds the Company of $2,283,750 for the preferred shares and warrants.

     The Series B Preferred Stock bears no dividends and are convertible at the option of the holder at the earlier of 90 days after issuance or the effective date of a registration statement covering the shares. The warrants are exercisable at any time and expire five years from the date of issuance.

     The Series B Preferred Stock is convertible into common stock at a conversion price equal to the lower of (a) the average of the closing price for four consecutive trading days in the twenty-five consecutive trading days ending one day prior to the conversion date ($4.86 at the Issuance date) and (b) $5.23. The number of common shares into which the Series B Preferred Stock is convertible is determined by dividing the stated value of the Series B Preferred Stock, increased by 5% annually, by the conversion price. As the Series B Preferred Stock is automatically convertible on March 24, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% for the three year period ending in 2002. After adjustment for this additional benefit the $4.86 conversion price is reduced to $4.23, the most beneficial conversion price at the Issuance Date.

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $1,635,450 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $1,250,000 of the beneficial conversion is expected to be amortized in the second quarter of 1999. The balance of the beneficial conversion feature is being recognized from the Issuance Date through June, 2002.

     The Company has the option to redeem the Series B Preferred Stock after 110 days for 120% of face value. Additionally, if the Company has issued common stock upon conversion of the Series B Preferred Stock such that 19.99% of the common stock outstanding is held by the preferred shareholders, the Company must obtain approval of the shareholders before any more preferred shares can be converted. If such approval is not obtained within 60 days shares of notice, the preferred shareholders may require the Company to repurchase the remaining Series B Preferred Stock at 120% of face value. At the Issuance Date, the Company had obtained irrevocable proxies from shareholders representing approximately 40% of the common shareholders to vote in favor of increasing the number of shares should such vote be required.

5. BASIC AND DILUTED LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective December 31, 1997. Earnings (loss) per common share ("EPS") was computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock

                          HOMECOM COMMUNICATIONS, INC.

outstanding for the period then ended. The effect of the Company's stock options and convertible securities was excluded from the computations for the three months ended March 31, 1999 and 1998, as it is antidilutive.

6. SEGMENT INFORMATION

     During 1998, HomeCom reorganized into five separate business units, organized on the basis of products and services. Prior to that time, the Company operated in a single business segment. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development
(FAST), Internet outsourcing services (HostAmerica), Internet security services
(HISS), software products, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp.

     The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the three months ended March 31, 1999 and 1998:

                                                     SOFTWARE   INSURERATE/                        CONSOLIDATED
                        FAST   HOSTAMERICA   HISS    PRODUCTS      FIMI       RECONCILING ITEMS       TOTALS
                        ----   -----------   -----   --------   -----------   -----------------    ------------
                                                            (IN THOUSANDS)
1999:
  Revenues............  $775      $  0       $ 135    $  65        $  67           $     0           $ 1,042
  Net Income (Loss)...  $114      $  0       $(108)   $(140)       $(139)          $(1,135)(1)       $(1,372)
1998:
  Revenues............  $392      $318       $ 172    $   0        $   0           $     0           $   882
  Net Income (Loss)...  $(29)     $176       $   2    $  (2)       $   0           $(1,275)(1)       $(1,128)

---------------

(1) Represents consolidated pretax income. Adjustments that are made to the total of the segments' operating income in order to arrive at consolidated pretax income include the following: ($ in thousands):

                                                        1999       1998
                                                       -------    -------
                                                         (IN THOUSANDS)
Depreciation and amortization........................  $  (152)   $   (78)
Interest expense, net................................       (5)      (266)
Corporate sales and marketing and product development
  expenses...........................................     (174)      (148)
General and administrative expenses..................     (804)      (783)
                                                       -------    -------
                                                       $(1,135)   $(1,275)
                                                       =======    =======

7. INCOME TAXES

     There was no provision for or cash payment of income taxes for the three months ended March 31, 1999 and 1998, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1999.

8. OTHER MATTERS

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

Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383, and 333-56795) and S-3 (333-73123).

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

     - HomeCom's Software Products provides cost effective, one-stop financial services to the banking, credit union and brokerage industries that allow customers on-line access to transact personal banking business. HomeCom's turnkey solutions are targeted to the 14,000 banks and credit unions with assets between $500 million and $20 billion:

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

     - On March 24, 1999, HomeCom acquired First Institutional Marketing, Inc. ("FIMI") which (i) provides innovative insurance products and marketing programs for the commercial banking industry, (ii) introduces banks to the sale of insurance and investment products, and (iii) trains bank personnel to market and sell leading insurance and investment products to their customers. The Company plans to combine FIMI and InsureRate(TM) to provide integrated insurance offerings. InsureRate(TM) will in effect become the electronic distribution arm of FIMI.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

     Net Sales. Net sales increased 18.1% from $882,427 in the first quarter of 1998 to $1,042,337 in the first quarter of 1999. Revenues from service sales increased 28.5% from $762,746 in the first quarter of 1998 to $980,196 in the first quarter of 1999. This increase of $217,450 is primarily attributable to increases in custom application development revenues of approximately $267,000, software product sales of approximately $65,000, and insurance sales of approximately $67,000 from the FIMI acquisition, offset by lower hosting revenues of approximately $181,000 due to the sale of HostAmerica in June 1998 offset by higher hosting revenues from FAST development clients. Revenue from equipment sales decreased from $119,681 in the first quarter of 1998 to $62,141 in the first quarter of 1999. This decrease of $57,540 was attributable to decreased sales of security hardware and software.

     Cost of Sales. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $430,163, or 48.7% of revenues in the first quarter of 1998 to $627,549, or 60.2% of revenues in the first quarter of 1999. This increase reflects increased costs for technical personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998. The increase in cost of sales as a percentage of revenues is due to the mix of products and services sold.

     Gross Profit. Gross profit decreased by $4,090 from $369,702 in the first quarter of 1998 to $365,612 in the first quarter of 1999. Gross profit margins decreased from 41.9% during the first quarter of 1998 to 35.1% during the first quarter of 1999. These decreases primarily reflect the mix of products and services sold.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 63.4% from $319,529 in 1998 to $521,953 in 1999. This increase was primarily attributable to increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses increased from 36.2% in 1998 to 50.1% in 1999.

     Product Development. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $366,130, or 35.1% of net sales in the first quarter of 1999, of which $98,600 were capitalized. This compares to total product development expenditures of $89,663, or 10.9% of sales in the first quarter of 1998.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $782,693 in the first quarter of 1998 to $803,815 in the first quarter of 1999. As a percentage of net sales, these expenses decreased from 88.7% in the first quarter of 1998 to 77.1% in the first quarter of 1999, due primarily to increases in revenues without corresponding increases in general and administrative expenses.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $78,393, or 8.9% of revenues in the first quarter of 1998 to $151,719, or 14.6% of revenues in the first quarter of 1999, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisition of IRC.

     Interest Expense. Interest expense decreased from $266,029 in the first quarter of 1998 to $4,709 during the first quarter of 1999, principally reflecting amortization of the discount ($122,778) and debt issue costs ($116,434) incurred in 1998 for the Company's 5% convertible debentures issued in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The Company has substantially limited unused sources of capital. As of March 31, 1999, the Company had net working capital of approximately $3.2 million. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

     Net cash used in operating activities was $1,588,282 for three months ended March 31, 1999. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued 20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million.

     The Company spent $17,960 and $154,916 during the three months ended March 31, 1999 and 1998, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of December 31, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia, Houston, Texas and New York City facilities.

     Accounts receivable, net of allowance for doubtful accounts, totaled $1,211,805 as of March 31, 1999. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

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

                                               HomeCom Communications, Inc.

Date: May 14, 1999                                                /s/ HARVEY W. SAX
                                               --------------------------------------------------------
                                                                    Harvey W. Sax
                                                        President and Chief Executive Officer

Date: May 14, 1999                                               /s/ NORMAN H. SMITH
                                               --------------------------------------------------------
                                                                   Norman H. Smith
                                                               Chief Financial Officer
                                                            (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
27.1      --   Financial Data Schedule (For SEC Use only)..................   16