Form 10-Q
period 1999-06-30
HOMECOM COMMUNICATIONS INC
filed 1999-08-16
CIK 1021226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-29204

                            ------------------------

                          HOMECOM COMMUNICATIONS, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             58-2153309
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)

                            BUILDING 14, SUITE 100,
                               3535 PIEDMONT ROAD
                             ATLANTA, GEORGIA 30305
             (Address of principal executive offices and zip code)

                                 (404) 237-4646
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) and has been subject to such filing requirements for the past 90 days.

                           Yes /X/            No / /

    As of August 12, 1999, there were 6,669,453 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOMECOM COMMUNICATIONS, INC.
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                            -----------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

1) Balance Sheets as of June 30, 1999 and December 31, 1998...............................................           3

2) Statements of Operations for the three and six months ended June 30, 1999 and 1998.....................           4

3) Statements of Cash Flows for the six months ended June 30, 1999 and 1998...............................           5

4) Notes to Financial Statements..........................................................................           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............          12

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K..................................................................          18

Signatures................................................................................................          19

Exhibit Index.............................................................................................          20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                                                 DECEMBER 31, 1998
                                                                                 JUNE 30, 1999   -----------------
                                                                                 --------------
                                                                                  (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................  $      813,735    $   2,291,932
  Restricted cash..............................................................              --          250,000
  Accounts receivable, net of allowance for uncollectible accounts of $232,750
    and $95,384 as of June 30, 1999 and December 31, 1998, respectively........       1,250,644          680,790
  Loans to shareholders........................................................         370,000               --
  Other current assets.........................................................         567,178            4,796
                                                                                 --------------  -----------------
    Total current assets.......................................................       3,001,557        3,227,518

FURNITURE, FIXTURES AND EQUIPMENT, NET.........................................       1,110,434          797,263
DEPOSITS.......................................................................         112,847           80,231
DEFERRED DEBT ISSUE COSTS......................................................              --          109,158
INTANGIBLE ASSETS, NET.........................................................       6,086,378          351,320
  Other........................................................................         235,934               --
                                                                                 --------------  -----------------
    Total assets...............................................................  $   10,547,150    $   4,565,490
                                                                                 --------------  -----------------
                                                                                 --------------  -----------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses........................................  $    1,807,777    $     424,094
  Accrued payroll liabilities..................................................         438,271          300,927
  Unearned revenue.............................................................          52,026          128,345
  Current portion of obligations under capital leases..........................         119,220          108,427
                                                                                 --------------  -----------------
    Total current liabilities..................................................       2,417,294          961,793

OTHER LIABILITIES..............................................................          61,250           67,006
OBLIGATIONS UNDER CAPITAL LEASES...............................................         162,256           88,242
                                                                                 --------------  -----------------
                                                                                      2,640,800        1,117,041
                                                                                 --------------  -----------------
REDEEMABLE PREFERRED STOCK--Series B, $.0001 par value, 1,000,000 shares authorized, 125 and 0 shares issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively; participating; liquidation value of $20,268
  per share at June 30, 1999...................................................       1,659,323               --
                                                                                 --------------  -----------------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares authorized, 6,654,140 and
    5,072,397 shares issued and outstanding at June 30, 1999 and December 31,
    1998, respectively.........................................................             665              507
  Additional paid-in capital...................................................      17,705,160       10,355,724
  Subscriptions receivable.....................................................        (196,878)        (196,878)
  Accumulated deficit..........................................................     (11,261,920)      (6,710,904)
                                                                                 --------------  -----------------
    Total common stock and other stockholders' equity..........................       6,247,027        3,448,449
                                                                                 --------------  -----------------
    Total liabilities and stockholders' equity.................................  $   10,547,150    $   4,565,490
                                                                                 --------------  -----------------
                                                                                 --------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                        ----------------------------  ----------------------------
                                                            1999           1998           1999           1998
                                                        -------------  -------------  -------------  -------------
NET SALES:
  Service sales.......................................  $   1,972,734  $     856,283  $   2,952,930  $   1,619,029
  Equipment sales.....................................         32,322         40,870         94,463        160,551
                                                        -------------  -------------  -------------  -------------
    Total net sales...................................      2,005,056        897,153      3,047,393      1,779,580
                                                        -------------  -------------  -------------  -------------
COST OF SALES:
  Cost of services....................................      1,193,309        612,135      1,903,090      1,042,298
  Cost of equipment sold..............................         15,990         16,830         65,165         99,392
                                                        -------------  -------------  -------------  -------------
    Total cost of sales...............................      1,209,299        628,965      1,968,255      1,141,690
                                                        -------------  -------------  -------------  -------------
GROSS PROFIT..........................................        795,757        268,188      1,079,138        637,890
                                                        -------------  -------------  -------------  -------------
OPERATING EXPENSES:
  Sales and marketing.................................      1,115,444        275,708      1,637,397        595,237
  Product development.................................        165,280        130,758        350,579        220,421
  General and administrative..........................      1,460,907      1,131,331      2,264,722      1,914,920
  Depreciation and amortization.......................        457,104        138,764        608,823        217,157
                                                        -------------  -------------  -------------  -------------
    Total operating expenses..........................      3,198,735      1,676,561      4,861,521      2,947,735
                                                        -------------  -------------  -------------  -------------
OPERATING (LOSS)......................................     (2,402,978)    (1,408,373)    (3,782,383)    (2,309,845)

OTHER EXPENSES (INCOME)
  Gain on sale of division............................             --     (4,402,076)            --     (4,402,076)
  Interest expense....................................         11,444        172,500         16,153        438,529
  Other expense (income), net.........................        (27,383)       (28,109)       (39,910)       (67,156)
                                                        -------------  -------------  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES.....................     (2,387,039)     2,849,312     (3,758,626)     1,720,858

INCOME TAX PROVISION (BENEFIT)........................             --             --             --             --
                                                        -------------  -------------  -------------  -------------
NET INCOME (LOSS).....................................     (2,387,039)     2,849,312     (3,758,626)     1,720,858

PREFERRED STOCK DIVIDEND..............................       (792,390)      (225,491)      (792,390)      (666,667)
                                                        -------------  -------------  -------------  -------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS...  $  (3,179,429) $   2,623,821  $  (4,551,016) $   1,054,191
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
BASIC EARNINGS (LOSS) PER SHARE.......................  $        (.48) $        0.63  $        (.77) $        0.29
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
DILUTED EARNINGS (LOSS) PER SHARE.....................  $        (.48) $         .54  $        (.77) $        0.25
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC.....      6,585,603      4,190,088      5,912,072      3,637,803
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--DILUTED...      6,585,603      4,895,185      5,912,072      4,782,516
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                       SIX MONTHS ENDED JUNE
                                                                                                                30,
                                                                                                      ------------------------
                                                                                                         1999         1998
                                                                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................................  $(3,758,626) $ 1,720,858
  Adjustments to reconcile net income (loss) to cash used in operating activities:
    Depreciation and amortization...................................................................      608,823      217,157
    Amortization of debt discount...................................................................           --      122,778
    Amortization of debt issue costs................................................................           --      283,754
    Gain on sale of division........................................................................           --   (4,402,076)
    Provision for bad debts.........................................................................      133,500       45,000
    Deferred rent expense...........................................................................      (21,571)     (47,743)
    Change in operating assets and liabilities:
      Accounts receivable...........................................................................     (406,158)    (328,211)
      Prepaid expenses..............................................................................     (562,382)
      Accounts payable and accrued expenses.........................................................      779,516     (122,478)
      Accrued payroll liabilities...................................................................      102,157       (3,508)
      Unearned revenue..............................................................................      (76,319)    (176,871)
      Other.........................................................................................     (270,718)     (12,804)
                                                                                                      -----------  -----------
    Net cash used in operating activities...........................................................   (3,471,778)  (2,704,144)
                                                                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.....................................................     (252,793)    (240,831)
  Proceeds from sale of division....................................................................           --    4,500,000
  Cash from acquisition.............................................................................      136,938           --
  Loans to shareholders.............................................................................     (370,000)
  Payment of acquisition costs......................................................................     (356,285)          --
  Other.............................................................................................           --      (46,540)
                                                                                                      -----------  -----------
    Net cash (used in) provided by investing activities.............................................     (842,140)   4,212,629
                                                                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs................................................................           --      (28,937)
  Payment of deferred debt issue costs..............................................................           --      (35,395)
  Proceeds from issuance of preferred shares and warrants, net of offering costs....................    2,283,750           --
  Repayment of capital lease obligations............................................................     (146,516)     (32,020)
  Proceeds from issuance of common shares and exercise of warrants..................................      448,487           --
                                                                                                      -----------  -----------
    Net cash provided by (used in) financing activities.............................................    2,585,721      (96,352)
                                                                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................   (1,728,197)   1,412,133
CASH AND CASH EQUIVALENTS at beginning of period....................................................    2,541,932    3,187,948
                                                                                                      -----------  -----------
CASH AND CASH EQUIVALENTS at end of period..........................................................  $   813,735  $ 4,600,081
                                                                                                      -----------  -----------
                                                                                                      -----------  -----------

                          HOMECOM COMMUNICATIONS, INC.

                                  (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING ACTIVITIES:

During the six-month periods ended June 30, 1999 and 1998, capital lease obligations of $93,242 and $159,391, respectively, were incurred when the Company entered into leases on computer equipment.

During the six months ended June 30, 1999, the Company issued 1,252,174 shares of common stock for the net assets of First Institutional Marketing, Inc. and certain of its affiliates.

During the six months ended June 30, 1999, the Company issued 185,342 shares of common stock for the net assets of Ganymede Corporation.

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

2.  ACQUISITION OF FIRST INSTITUTIONAL MARKETING, INC. ("FIMI")

    On March 24, 1999, the Company acquired First Institutional Marketing, Inc., and certain of its affiliates ("FIMI") of Houston, Texas for total consideration of $4,236,104, consisting of 1,252,174 shares of common stock. The acquisition has been accounted for as purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the definitive agreement was publicly announced. The Company will engage an independent firm to assess the fair value of the assets purchased and liabilities assumed. The resulting goodwill will be amortized over a period of approximately 3 years. Results of operations for FIMI are included with those of the Company subsequent to the date of acquisition.

    Prior to the closing of the acquisition, the Company loaned the shareholders of FIMI $370,000. The note is due January 29, 2000 and bears interest of 9%. The loan may be repaid in cash or common stock.

    In connection with the acquisition, the principal shareholders of FIMI were granted 300,000 warrants to acquire HomeCom common stock at an exercise price of $3.74 per share. Vesting of the warrants is contingent upon FIMI meeting certain operating goals as defined in the agreement. If the operating results are obtained, the warrants vest ratably over a three-year period on the anniversary date of the acquisition.

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

    The acquisition has been accounted for as a purchase. The purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values. The resulting goodwill will be amortized over a period of approximately 3 years. Results of operations for Ganymede have been included with those of the Company for periods subsequent to the date of acquisition.

4.  ISSUANCE OF SERIES B PREFERRED STOCK

    The Company issued Series B Preferred Stock totaling $2,500,000 on March 25, 1999 (the "Issuance Date"). The Series B Preferred Stock investors were issued 125 shares of preferred stock, having a stated value of $20,000 per share, and 225,000 warrants to purchase common stock at $5.70 per share. The Company paid offering costs of $216,250 cash plus 25,000 warrants to purchase common stock at $5.70 per share, resulting in net proceeds to the Company of $2,283,750 for the preferred shares and warrants.

    The Series B Preferred Stock bears no dividends and is convertible at the option of the holder at the earlier of 90 days after issuance or the effective date of a registration statement covering the shares. The warrants are exercisable at any time and expire five years from the date of issuance.

    The Series B Preferred Stock is convertible into common stock at a conversion price equal to the lower of (a) the average of the closing price for four consecutive trading days in the twenty-five consecutive trading days ending one day prior to the conversion date ($4.86 at the Issuance date) and (b) $5.23. The number of common shares into which the Series B Preferred Stock is convertible is determined by dividing the stated value of the Series B Preferred Stock, increased by 5% annually, by the conversion price. As the Series B Preferred Stock is automatically convertible on March 24, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% annual increase for the three year period ending in 2002. After adjustment for this additional benefit the $4.86 conversion price is reduced to $4.23, the most beneficial conversion price at the Issuance Date.

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $792,000 of the beneficial conversion was amortized in the second quarter of 1999. The balance of the beneficial conversion feature is being recognized from the Issuance Date through March, 2002.

    The Company has the option to redeem the Series B Preferred Stock after 110 days for 120% of face value. Additionally, if the Company has issued common stock upon conversion of the Series B Preferred Stock such that 19.99% of the common stock outstanding is held by the preferred shareholders, the Company must obtain approval of the shareholders before any more preferred shares can be converted. If such approval is not obtained within 60 days shares of notice, the preferred shareholders may require the Company to repurchase the remaining Series B Preferred Stock at 120% of face value. At the Issuance Date, the Company had obtained irrevocable proxies from shareholders representing approximately 40% of the common shareholders to vote in favor of increasing the number of shares should such vote be required. The Series B Preferred Stock is presented outside of permanent equity as the outcome of the shareholder vote, and possible redemption, is outside of the control of the Company.

5.  ISSUANCE OF SERIES C PREFERRED STOCK

    On July 28, 1999, the Company completed a private placement of $3,500,000 principal amount of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and warrants to acquire up to 59,574 shares of Common Stock (the "Series C Preferred Warrants"). The Series C Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the "Series C Stated Value"). Each Series C Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series C Stated Value by the lesser of
(a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series C Preferred Stock issued and outstanding on July 22, 2002 will automatically be converted into Common Stock at the conversion price then in effect.

    Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933 (the "1933 Act") with respect to a minimum of 1,244,444 shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Series C Preferred Warrants. We are obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. We may, at our option at any time after the 90th day following the issuance of the Series C Preferred Stock through July 22, 2001, prohibit holders of the Series C Preferred Stock from exercising any conversion rights for up to 90 days, provided that certain conditions are met. If we exercise that right, we are required to compensate the holders of the Series C Preferred Stock in cash in an amount equal to 3% of the principal amount of the Series C Preferred Stock held by each holder for each thirty days that prohibition is in effect (pro rated for partial months) or, at our option, deliver Common Stock in payment of such amount (based on the average closing bid prices for the Common Stock for the twenty trading days preceding the end of each calendar month during the period conversion is so prohibited).

    The right of the holders of the Series C Preferred Stock to convert their shares is also subject to the following restrictions: (i) during the period beginning on the issuance date through the following 90 days, each holder may not convert more than 25% of the Series C Preferred Stock purchased by such holder; (ii) during the period beginning on the issuance date through the following 120 days, each holder may not convert more than 50% of the Series C Preferred Stock purchased by such holder; and (iii) during the period beginning on the issuance date through the following 150 days, each holder may not convert more than 75% of the Series C Preferred Stock purchased by such holder. At any time after the issuance date, the Company shall have the right, in its sole discretion, to redeem, from time to time, any or all of the Series C Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption. The redemption price will be calculated as (i) 105% of the original purchase price for the first 30 days following the issuance date; (ii) 110% of the original purchase price for the next 90 days thereafter and (iii) 120% of the original purchase price after 120 days from the issuance date.

    The Series C Preferred Warrants expire on July 27, 2004 and have an exercise price of $7.34 per share, subject to adjustment under certain circumstances.

6.  BASIC AND DILUTED INCOME (LOSS) PER SHARE

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective December 31, 1997. Earnings (loss) per common share was computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible securities was excluded from the computations for the three and six months ended June 30, 1999, as they are antidilutive.

    The following table sets forth the computation of basic and diluted earnings
(loss) per share for the three and six months ended June 30, 1999 and 1998:

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ---------------------------  ---------------------------
                                                              1999           1998          1999           1998
                                                          -------------  ------------  -------------  ------------
Numerator:
  Net income (loss) available to common
    shareholders........................................     (3,179,429)    2,623,821     (4,551,016)    1,054,191
                                                          -------------  ------------  -------------  ------------
  Numerator for basic earnings (loss)
    per share...........................................     (3,179,429)    2,623,821     (4,551,016)    1,054,191
  Interest on convertible debentures....................             --            --             --       122,778
                                                          -------------  ------------  -------------  ------------
  Numerator for diluted earnings (loss)
    per share...........................................     (3,179,429)    2,623,821     (4,551,016)    1,176,969
                                                          -------------  ------------  -------------  ------------
                                                          -------------  ------------  -------------  ------------
Denominator:
  Weighted average common shares outstanding............      6,585,603     4,190,088      5,912,072     3,637,803
                                                          -------------  ------------  -------------  ------------
  Denominator for basic earnings (loss)
    per share...........................................      6,585,603     4,190,088      5,912,072     3,637,803
  Dilutive options, warrants, convertible debentures,
    and convertible preferred stock.....................             --       705,097             --     1,144,713
                                                          -------------  ------------  -------------  ------------
  Denominator for diluted earnings (loss)
    per share...........................................      6,585,603     4,895,185      5,912,072     4,782,516
                                                          -------------  ------------  -------------  ------------
                                                          -------------  ------------  -------------  ------------
  Basic earnings (loss) per share.......................  $       (0.48) $       0.63  $       (0.77) $       0.29
  Diluted earnings (loss) per share.....................  $       (0.48) $       0.54  $       (0.77) $       0.25

7.  SEGMENT INFORMATION

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

    The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                                          THREE MONTHS ENDED
                                                                                                 SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                         --------------------  --------------------
                                                                           1999       1998       1999       1998
                                                                         ---------  ---------  ---------  ---------
Revenues:
  FAST.................................................................  $   1,071  $     481  $   1,846  $     873
  HostAmerica..........................................................         --        215         --        533
  InsureRate/FIMI......................................................        826         --        893         --
  Software Products....................................................         15         --         80         --
  HISS.................................................................         93        201        228        374
                                                                         ---------  ---------  ---------  ---------
Totals.................................................................  $   2,005  $     897  $   3,047  $   1,780
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Business Unit Net Income (Loss):
  FAST.................................................................  $     153  $     (22) $     267  $     (51)
  HostAmerica..........................................................         --         85         --        261
  InsureRate/FIMI......................................................       (820)      (106)      (959)      (105)
  Software Products....................................................       (109)      (170)      (249)      (172)
  HISS.................................................................       (143)        14       (251)        16
                                                                         ---------  ---------  ---------  ---------
Business Unit Net Income (Loss)........................................  $    (919) $    (199) $  (1,192) $     (51)
Adjustments to reconcile business unit net income (loss) with consolidated net income (loss):
  General & Administrative Expenses....................................     (1,461)    (1,131)    (2,265)    (1,915)
  Gain on Sale of Division.............................................         --      4,402         --      4,402
  Interest Expense.....................................................        (11)      (173)       (16)      (439)
  Net Other............................................................          4        (50)      (286)      (276)
                                                                         ---------  ---------  ---------  ---------
Consolidated Net Income (Loss).........................................  $  (2,387) $   2,849  $  (3,759) $   1,721
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

8.  INCOME TAXES

    There was no provision for or cash payment of income taxes for the three and six months ended June 30, 1999 and 1998, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1999.

9.  OTHER MATTERS

    Certain prior period amounts have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383, and 333-56795) and S-3 (333-73123,
333-79761, and 333-81581).

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

    HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable consumers and financial institutions to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to enable financial institutions to establish an electronic channel to consumers and business by providing secure, innovative, Internet-based solutions to the banking, insurance and brokerage industries. As a technology provider to this electronic channel, HomeCom intends to continually enrich the content, host and maintain its own as well as third party software applications, and to provide strategic consulting to financial institutions on e-commerce and marketing. HomeCom derives revenue from software licensing, application development, and hosting and transactions fees. HomeCom has grown to approximately 100 full-time employees and occupies approximately 30,000 square feet of office space with offices in Atlanta, Houston, New York City, Chicago, and the Washington, D.C. area. HomeCom's solutions, which are built around industry standards such as Open Financial Exchange ("OFX"), are designed to enable its clients to increase revenues, achieve distinct competitive advantages, reduce costs, and improve customer support. The Company employs full time multimedia artists, Ph.D. computer programmers, Internet security experts, licensed financial brokers and agents, and network engineers. HomeCom provides Internet/intranet solutions in three areas: (i) the design, development and integration of customized software application, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of HomeCom's existing software applications into the client's operations; and, (iii) security consulting and integration services.

    HomeCom provides its product and service offerings through four distinct but integrated business units:

    - HomeCom's Software Products provides cost effective, one-stop financial services to the banking, credit union and brokerage industries that allow customers on-line access to transact personal banking business. HomeCom's turnkey solutions are targeted to the 14,000 banks and credit unions with assets between $500 million and $20 billion:

       - Personal Internet Banker-TM- ("PIB") provides interactive Internet banking including bill payment, balance inquiry, funds transfer, and statement download for checking, savings and credit card accounts.

       - Harvey-TM- enables banks to both advertise and market to targeted consumers based on demographics and web site browsing preferences. As consumers interact with the financial institution's web site, Harvey-TM- mines the data they enter on application forms, adds information about what they looked at or clicked on and then combines that information with data from a variety of legacy systems to dramatically increase the financial institution's cross selling and profit capability.

       - "Post on the Fly"'Conference is an online bulletin board, collaboration and conferencing system, allowing customers to capture their most valuable property--the living, moving body of knowledge within an organization, its business partners and its customers. Specifically designed for the needs of financial services companies, Conference can run unlimited numbers of investor forums, private analyst meetings, financial planning workshops, or customer support groups.

    - HomeCom's InsureRate-TM- provides consumer information and education on insurance via its web-site--www.insurerate.com. Consumers are also offered a choice of competitively priced and innovative insurance products for direct purchase via the Internet. InsureRate's technology makes it a low cost insurance product vendor. Management also intends to add broker/dealer operations and expects to derive additional profits by sharing in the reinsurance product selling agreements and sharing management fees on client assets that it accumulates. Management expects to offer a selection of fixed annuity, term life, modified endowment contracts, long-term care, personal auto, homeowners and other policies.

       - On March 24, 1999, HomeCom acquired First Institutional Marketing, Inc. ("FIMI") which (i) provides innovative insurance products and marketing programs for the commercial banking industry, (ii) introduces banks to the sale of insurance and investment products, and (iii) trains bank personnel to market and sell leading insurance and investment products to their customers. The Company plans to combine FIMI and InsureRate-TM- to provide integrated insurance offerings. InsureRate-TM- will in effect become the electronic distribution arm of FIMI.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    NET SALES. Net sales increased 123.5% from $897,153 in the second quarter of 1998 to $2,005,056 in the second quarter of 1999. Revenues from service sales increased 130.4% from $856,283 in the second quarter of 1998 to $1,972,734 in the second quarter of 1999. This increase of $1,116,451 is primarily attributable to increases in custom application development revenues of approximately $470,000 and to insurance sales of approximately $825,000 from the FIMI acquisition, offset by lower security services revenues of approximately $87,000 and lower hosting revenues of approximately $117,000 due to the sale of HostAmerica in June 1998. Revenue from equipment sales decreased from $40,870 in the second quarter of 1998 to $32,322 in the second quarter of 1999 due to decreased sales of security hardware and software.

    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $612,135, or 68.2% of revenues in the second quarter of 1998 to $1,193,309, or 59.5% of revenues in the second quarter of 1999. This increase reflects the FIMI acquisition, as well as increased costs for technical and support personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998. The decrease in cost of sales as a percentage of revenues is due to higher gross margins on insurance sales, which began with he FIMI acquisition in late March 1999.

    GROSS PROFIT. Gross profit increased by $527,569 from $268,188 in the second quarter of 1998 to $795,757 in the second quarter of 1999. Gross profit margins increased from 29.9% during the second quarter of 1998 to 39.7% during the second quarter of 1999. These increases primarily reflect the acquisition of FIMI in late March 1999.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 304.6% from $275,708 in 1998 to $1,115,444 in 1999. This increase was primarily attributable to commissions on insurance sales due to the FIMI acquisition, as well as increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses increased from 30.7% in 1998 to 55.6% in 1999.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $165,280, or 8.2% of net sales in the second quarter of 1999. This compares to total product development expenditures of $130,758, or 14.6% of sales in the second quarter of 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $1,131,331 in the second quarter of 1998 to $1,460,907 in the second quarter of 1999 due primarily to the FIMI acquisition. As a percentage of net sales, these expenses decreased from 126.1% in the second quarter of 1998 to 72.9% in the second quarter of 1999, due primarily to increases in revenues due to the FIMI acquisition without proportional increases in general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $138,764 in the second quarter of 1998 to $457,104, in the second quarter of 1999, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisitions of FIMI and Ganymede.

    OTHER INCOME. During the three months ended June 30, 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076.

    INTEREST EXPENSE. Interest expense decreased from $172,500 in the second quarter of 1998 to $11,444 during the second quarter of 1999, principally reflecting amortization of the debt issue costs ($167,320) incurred in 1998 for the Company's 5% convertible debentures issued in September 1997.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    NET SALES. Net sales increased 71.2% from $1,779,580 in the first six months of 1998 to $3,047,393 in the first six months of 1999. Revenues from service sales increased 82.4% from $1,619,029 in the first six months of 1998 to $2,952,930 in the first six months of 1999. This increase of $1,333,901 is primarily attributable to increases in custom application development revenues of approximately $736,000, software product sales of approximately $80,000, and insurance sales of approximately $893,000 from the FIMI acquisition, offset by lower security services revenue of approximately $78,000 and lower hosting revenues of approximately $309,000 due to the sale of HostAmerica in June 1998. Revenue from equipment sales decreased from $160,551 in the first six months of 1998 to $94,463 in the first six months of 1999. This decrease of $66,088 was attributable to decreased sales of security hardware and software.

    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $1,042,298, or 58.6% of revenues in the first six months of 1998 to $1,903,090, or 62.4% of revenues in the first six months of 1999. This increase reflects the FIMI acquisition, as well as increased costs for technical personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998.

    GROSS PROFIT. Gross profit increased by $441,248 from $637,890 in the first six months of 1998 to $1,079,138 in the first six months of 1999. Gross profit margins were 35.4% during the first six months of 1999, compared to 35.8% during the first six months of 1998.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 175.1% from $595,237 in 1998 to $1,637,397 in 1999. This increase was primarily attributable to commissions on insurance sales due to the FIMI acquisition, as well as increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses increased from 33.4% in 1998 to 53.7% in 1999.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $350,579, or 11.5% of net sales in the first six months of 1999. This compares to total product development expenditures of $220,421, or 12.4% of sales in the first six months of 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $1,914,920 in the first six months of 1998 to $2,264,722 in the first six months of 1999. As a percentage of net sales, these expenses decreased from 107.6% in the first six months of 1998 to 74.3% in the first six months of

1999, due primarily to increases in revenues without proportional increases in general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $217,157 in the first six months of 1998 to $608,823 in the first six months of 1999, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisitions of FIMI and Ganymede.

    OTHER INCOME. During the six months ended June 30, 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076.

    INTEREST EXPENSE. Interest expense decreased from $438,529 in the first six months of 1998 to $16,153 during the first six months of 1999, principally reflecting amortization of the discount ($122,778) and debt issue costs ($283,754) incurred in 1998 for the Company's 5% convertible debentures issued in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has substantially limited unused sources of capital. As of June 30, 1999, the Company had net working capital of approximately $600,000. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings. On July 28, 1999, the Company sold $3,500,000 of its Series C Preferred Stock for net proceeds of approximately $3.3 million.

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

    Net cash used in operating activities was $3,471,778 for six months ended June 30, 1999. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued

20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million.

    The Company spent $252,793 and $240,831 during the six months ended June 30, 1999 and 1998, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the lnternet and Intranet applications marketplace. The Company's commitments as of December 31, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia, Houston, Texas, Chicago, and New York City facilities.

    Accounts receivable, net of allowance for doubtful accounts, totaled $1,250,644 as of June 30, 1999. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

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

ITEMS 1-5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1 Financial Data Schedule (For SEC use only)

    (b) Reports on Form 8-K

    On April 1, 1999, the Company filed a report on Form 8-K under Item 5 with respect to the closing on March 24, 1999 of its acquisition of First Institutional Marketing, Inc. and certain of its affiliates, and under Item 6 with respect to the resignation of Gregory Abowd from the Company's Board of Directors.

    On May 10, 1999, the Company filed a report on Form 8-K under Item 2 with respect to its acquisition of Ganymede Corporation on April 23, 1999.

    On June 11, 1999, the Company filed a report on Form 8-K under Item 2 with respect to its acquisition of First Institutional Marketing, Inc. and certain of its affiliates on March 24, 1999.

    On June 25, 1999, the Company filed a report on Form 8-K under Item 6 with respect to the resignation of Nat Stricklen from the Company's Board of Directors

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HomeCom Communications, Inc.

Date: August 13, 1999                         /s/ Harvey W. Sax
                                              ------------------------
                                              President and
                                              Chief Executive Officer

Date: August 13, 1999                         /s/ Norm H. Smith
                                              ------------------------
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.
                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                                 DESCRIPTION                                                PAGE
-------------  -------------------------------------------------------------------------------------------------     -----

         27    Financial Data Schedule (For SEC Use only)                                                                 21