Form 10-K/A
period 1998-12-31
HOMECOM COMMUNICATIONS INC
filed 1999-09-17
CIK 1021226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SECURITIES AND COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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
                                 (404) 237-4646

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                          NAME OF EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
Common Stock, par value $0.0001 per share                    The Nasdaq SmallCap-TM- Market

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                       DESCRIPTION                      PAGE NO.
--------    --------------------------------------------------  --------
PART I
         1. BUSINESS..........................................      1
         2. PROPERTIES........................................      6
         3. LEGAL PROCEEDINGS.................................      6
         4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS...........................................      7

PART II
         5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS...............................      7
         6. SELECTED FINANCIAL DATA...........................      8
         7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............      9
         8. FINANCIAL STATEMENTS..............................     14
         9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............     32

PART III
         10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT........................................     32
         11. EXECUTIVE COMPENSATION............................    32
         12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT....................................     32
         13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....    32

PART IV
         14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K...............................     32
            SIGNATURES........................................     32

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

PRODUCTS AND SERVICES

    Businesses such as banks, brokerage firms, and insurance companies can use HomeCom's Personal Internet Banker-TM- and InsureRate-TM- software to allow customers to access account information and insurance quotes. Its Harvey-TM-software collects demographic information from users for personally tailored marketing efforts. HomeCom also creates Web sites, designs custom software for interactive Web sites, intranets/extranets, sells third party Internet security software, and provides server hosting and outsourcing facilities.

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

      - Harvey-TM- enables banks to both advertise and market targeted consumers based on demographics and web site browsing preferences. As consumers interact with the financial institution's web site, Harvey-TM- mines the data they enter on application forms, adds information about what they looked at or clicked on and then combines that information with data from a variety of legacy systems to dramatically increase the financial institution's cross selling and profit capability.

      - Post on the Fly-TM- Conference is an online bulletin board, collaboration and conferencing system, allowing customers to capture their most valuable property--the living, moving body of knowledge within an organization, its business partners and its customers. Specifically designed for the needs of financial services companies, Conference can run unlimited numbers of investor forums, private analyst meetings, financial planning workshops, or customer support groups.

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

    - HomeCom's InsureRate-TM- provides consumer information and education on insurance via its website--www.insurerate.com. Consumers are also offered a choice of competitively priced and innovative insurance products for direct purchase via the Internet. InsureRate's technology makes it a low cost insurance product vendor. Management also intends to add broker/dealer operations and expects to derive additional profits by sharing in the reinsurance product selling agreements and sharing management fees on client assets that it accumulates. Management expects to offer a selection of fixed annuity, term life, modified endowment contracts, long-term care, personal auto, homeowners and other policies.

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

    The Company will seek to make additional strategic and tactical acquisitions of companies that have developed specific industry expertise or have existing relationships with large businesses needing Internet/ intranet solutions. However, the Company has not entered into any additional binding agreements or commitments. Moreover, the Company has extremely limited sources of cash. Consequently, the Company has limited resources available to complete an acquisition and no assurance can be given that the Company will be able to successfully complete any additional acquisitions.

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

    In February 1999, HomeCom and USATODAY created a marketing alliance to provide direct online access and online promotion for InsureRate-TM-. The agreement should build further momentum for sales to banks, credit unions, brokerage companies and other financial institutions.

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

INTELLECTUAL PROPERTY RIGHTS

    In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company has a registered service mark for its logo, and has applied for federal registration of the names "HomeCom-TM-," "Post On The Fly-TM-" and "Personal Internet Banker-TM-." Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop competing products and services. In distributing its software products, the Company intends to rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. The Company does not believe that any of its proposed products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the United States, various states and foreign jurisdictions. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq SmallCap-TM- Market under the symbol "HCOM." The following table shows for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap-TM-Market.

                                                                                HIGH        LOW
                                                                              ---------  ---------
1997
Second quarter (since initial public offering--May 8, 1997).................  $    7.25  $    6.00
Third quarter...............................................................       6.50       2.13
Fourth quarter..............................................................      15.56       2.63

1998
First quarter...............................................................  $   16.00  $    2.00
Second quarter..............................................................      18.25       1.13
Third quarter...............................................................       4.94       1.63
Fourth quarter..............................................................       8.88       1.38
1999
First quarter (through March 26, 1999)......................................  $    7.63  $    3.50

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

                                                                 DECEMBER 2
                                                               (INCORPORATION)               YEAR ENDED DECEMBER 31,
                                                               TO DECEMBER 31,               -----------------------
                                                                    1994            1995        1996        1997         1998
                                                              -----------------   ---------  ----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
Net sales:
  Service sales.............................................      $      --       $ 327,574  $2,112,878  $ 2,792,306  $ 2,941,047
  Equipment sales...........................................             --              --     185,977       86,322      351,363
                                                              -----------------   ---------  ----------  -----------  -----------
      Total net sales.......................................             --         327,574   2,298,855    2,878,628    3,292,410
                                                              -----------------   ---------  ----------  -----------  -----------
Cost of sales:
  Cost of services..........................................             --          59,871     715,377    2,254,200    2,372,617
  Cost of equipment sold....................................             --              --     128,938       68,974      228,694
                                                              -----------------   ---------  ----------  -----------  -----------
      Total cost of sales...................................             --          59,871     844,315    2,323,174    2,601,311
                                                              -----------------   ---------  ----------  -----------  -----------
Gross profit................................................             --         267,703   1,454,540      555,454      691,099
                                                              -----------------   ---------  ----------  -----------  -----------
Operating expenses:
  Sales and marketing.......................................          1,045         124,253     962,200    1,499,397    1,392,306
  Product development.......................................             --          20,239      78,887      514,655      677,590
  General and administrative................................         16,407         121,313     909,230    2,733,924    3,406,876
  Depreciation and amortization.............................             --           3,722      85,068      238,537      542,269
                                                              -----------------   ---------  ----------  -----------  -----------
      Total operating expenses..............................         17,452         269,527   2,035,405    4,986,513    6,019,041
                                                              -----------------   ---------  ----------  -----------  -----------
Operating loss..............................................        (17,452)         (1,824)   (580,865)  (4,431,059)  (5,327,942)
Other expenses (income):
  Gain on sale of division..................................             --              --          --           --   (4,402,076)
  Interest expense, net.....................................             --           3,469      51,272      543,420      445,216
  Other expense (income), net...............................             --             147      (6,554)     (93,800)    (166,942)
                                                              -----------------   ---------  ----------  -----------  -----------
Loss before income taxes....................................        (17,452)         (5,440)   (625,583)  (4,881,181)  (1,204,140)
Income taxes................................................             --              --          --           --           --
                                                              -----------------   ---------  ----------  -----------  -----------
Net loss....................................................        (17,452)         (5,440)   (625,583)  (4,881,181)  (1,204,140)
Preferred stock dividend....................................             --              --          --           --     (666,667)
                                                              -----------------   ---------  ----------  -----------  -----------
Loss applicable to common shareholders......................      $ (17,452)      $  (5,440) $ (625,583) $(4,881,181) $(1,870,807)
                                                              -----------------   ---------  ----------  -----------  -----------
                                                              -----------------   ---------  ----------  -----------  -----------
Basic and diluted loss per share............................      $   (0.01)      $   (0.00) $    (0.34) $     (1.88) $     (0.44)
                                                              -----------------   ---------  ----------  -----------  -----------
                                                              -----------------   ---------  ----------  -----------  -----------
Weighted average common shares outstanding..................      1,850,447       1,850,447   1,862,223    2,602,515    4,287,183
                                                              -----------------   ---------  ----------  -----------  -----------
                                                              -----------------   ---------  ----------  -----------  -----------

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          1994       1995        1996       1997       1998
                                        ---------  ---------  ----------  ---------  ---------
BALANCE SHEET DATA:
Working capital (deficit).............  $   8,455  $ 133,792  $(1,304,682) $2,721,930 $2,265,725
Total assets..........................     10,254    247,382   1,726,522  4,664,779  4,565,490
Long-term obligations.................         --    160,792     147,833  1,652,009     88,242
Total liabilities.....................         --    242,568   2,347,191  2,708,007  1,117,041
Stockholders' equity (deficit)........     10,254      4,814    (620,669) 1,956,772  3,448,449

    Selected quarterly financial data for the Company is as follows:

                                                              Q1             Q2            Q3             Q4
                                                         -------------  ------------  -------------  -------------
1998:
  Revenue..............................................  $     882,427  $    897,153  $     711,295  $     801,535
  Gross profit.........................................        369,702       264,299         11,011         91,020
  Net income (loss) available to common shareholders...     (1,569,630)    2,623,821     (1,616,316)    (1,308,682)
  Basis and diluted earnings (loss) per share..........  $       (0.51) $       0.63  $       (0.33) $       (0.26)

1997:
  Revenue..............................................  $     909,177  $    708,397  $     713,401  $     547,653
  Gross profit (loss)..................................        444,699       196,774        (58,788)       (27,231)
  Net loss available to common shareholders............       (374,650)     (917,148)    (2,095,949)    (1,493,434)
  Basis and diluted loss per share.....................  $       (0.19) $      (0.35) $       (0.71) $       (0.51)

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

    PRODUCT DEVELOPMENT. Total expenditures for product development were $683,488, or 23.7% of net sales in 1997, of which $168,833 were capitalized. This compares to total product development expenditures of $163,069, or 7.1% of sales, in 1996, of which $84,182 were capitalized. This increase was due to increases in product development staff and expenditures for the Company's Personal Internet Banker-TM- product.

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

                        LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The Company has substantially limited sources of capital. As of December 31, 1998, the Company had net working capital of approximately $2.3 million. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company intends to continue to raise additional capital through additional debt and equity offerings.

    Because the Company expects to continue to incur substantial operating losses, the Company will continue to use substantial sums of cash in its operations for an indefinite period. Accordingly, the Company will be required to obtain additional capital. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, or that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing stockholders. In September 1999, HomeCom announced that it had entered into a letter of intent with J.P. Turner & Company, L.L.C. to consummate an underwritten public offering of $10 million of the securities of the Company. There is no assurance that such public offering will be successful, or that HomeCom will not exhaust its current capital resources before the consummation of the offering.

    On September 7, 1999, we announced a restructuring of our business consistent with our core internet banking, insurance offerings, and professional services operations. This restructuring is expected to result in a reduction of expenses of approximately $3.5 million over the next twelve months, and a reduction in our personnel by about 60 employees, to about 95 employees (after taking into effect the anticipated divestiture of our security consulting and integration division). There is no such assurance that such actions will be sufficient. As of September 7, 1999, the Company only has sufficient working capital to last for the next 2-3 months. If the Company exhausts its current sources of capital and is not able to obtain additional capital, the Company will be required to undertake additional steps to continue its operations. Such steps may include further reduction of the Company's operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. If such measures are not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests, including the possible sale of certain of the Company's business lines. Any such actions undertaken may limit the Company's opportunities to realize continued increases in sales and the Company may not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company exhausts its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve positive cash flows, the Company will be forced to seek protection from its creditors. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included herein have been prepared assuming the Company is a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

    Net cash used in operating activities was $4,404,190 for the year ended December 31, 1998. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued 20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into

961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold 175 shares of its Series C Preferred Stock for net proceeds of approximately $3.3 million.

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

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          15
Balance Sheets as of December 31, 1997 and 1998............................................................          16
Statements of Operations for Each of the Three Years in the Period Ended December 31, 1998.................          17
Statements of Stockholders' Equity (Deficit) for Each of the Three Years in the Period Ended December 31,
  1998.....................................................................................................          18
Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1998.................          19
Notes to Financial Statements..............................................................................          21

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has experienced recurring losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
March 29, 1999, except as to Note 12,
which is as of September 7, 1999

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                        1997        1998
                                                                     ----------  ----------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................  $3,187,948  $2,291,932
  Restricted cash..................................................          --     250,000
  Accounts receivable, net.........................................     470,839     680,790
  Other current assets.............................................          --       4,796
                                                                     ----------  ----------
      Total current assets.........................................   3,658,787   3,227,518
FURNITURE, FIXTURES AND EQUIPMENT, NET.............................     627,624     797,263
SOFTWARE DEVELOPMENT COSTS, NET....................................      31,778          --
DEPOSITS...........................................................      85,731      80,231
DEFERRED ACQUISITION COSTS.........................................          --     109,158
DEFERRED DEBT ISSUE COSTS..........................................     248,359          --
INTANGIBLE ASSETS, NET.............................................          --     351,320
OTHER NON-CURRENT ASSETS...........................................      12,500          --
                                                                     ----------  ----------
      Total assets.................................................  $4,664,779  $4,565,490
                                                                     ----------  ----------
                                                                     ----------  ----------
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses............................  $  427,886  $  424,094
  Accrued payroll liabilities......................................     264,180     300,927
  Unearned revenue.................................................     190,978     128,345
  Current portion of obligations under capital leases..............      53,813     108,427
                                                                     ----------  ----------
      Total current liabilities....................................     936,857     961,793
                                                                     ----------  ----------
CONVERTIBLE DEBENTURES, NET OF DISCOUNT OF $122,778 AS OF DECEMBER
  31, 1997.........................................................   1,577,222          --
OBLIGATIONS UNDER CAPITAL LEASES...................................      74,787      88,242
OTHER LIABILITIES..................................................     119,141      67,006
                                                                     ----------  ----------
      Total liabilities............................................   2,708,007   1,117,041
                                                                     ----------  ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares authorized,
    2,956,396 and 5,072,397 shares issued and outstanding at
    December 31, 1997 and 1998, respectively.......................         295         507
  Preferred stock, Series A, convertible, $100 par value, 1,000,000 shares authorized, 20,000 and 0 shares issued and outstanding at December 31, 1997 and 1998, respectively; participating;
    $2,000,000 liquidation value at December 31, 1997..............         200          --
  Additional paid-in capital.......................................   7,800,542  10,355,724
  Subscriptions receivable.........................................    (337,501)   (196,878)
  Accumulated deficit..............................................  (5,506,764) (6,710,904)
                                                                     ----------  ----------
      Total stockholders' equity...................................   1,956,772   3,448,449
                                                                     ----------  ----------
      Total liabilities and stockholders' equity...................  $4,664,779  $4,565,490
                                                                     ----------  ----------
                                                                     ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                            ------------------------------------
                                                                                               1996        1997         1998
                                                                                            ----------  -----------  -----------
NET SALES:
  Service sales...........................................................................  $2,112,878  $ 2,792,306  $ 2,941,047
  Equipment sales.........................................................................     185,977       86,322      351,363
                                                                                            ----------  -----------  -----------
      Total net sales.....................................................................   2,298,855    2,878,628    3,292,410
                                                                                            ----------  -----------  -----------
COST OF SALES:
  Cost of services........................................................................     715,377    2,254,200    2,372,617
  Cost of equipment sold..................................................................     128,938       68,974      228,694
                                                                                            ----------  -----------  -----------
    Total cost of sales...................................................................     844,315    2,323,174    2,601,311
                                                                                            ----------  -----------  -----------
GROSS PROFIT..............................................................................   1,454,540      555,454      691,099
                                                                                            ----------  -----------  -----------
OPERATING EXPENSES:
  Sales and marketing.....................................................................     962,220    1,499,397    1,392,306
  Product development.....................................................................      78,887      514,655      677,590
  General and administrative..............................................................     909,230    2,733,924    3,406,876
  Depreciation and amortization...........................................................      85,068      238,537      542,269
                                                                                            ----------  -----------  -----------
      Total operating expenses............................................................   2,035,405    4,986,513    6,019,041
                                                                                            ----------  -----------  -----------
OPERATING LOSS............................................................................    (580,865)  (4,431,059)  (5,327,942)
OTHER EXPENSES (INCOME)
  Gain on sale of division................................................................          --           --   (4,402,076)
  Interest expense........................................................................      51,272      543,420      445,216
  Other expense (income), net.............................................................      (6,554)     (93,298)    (166,942)
                                                                                            ----------  -----------  -----------
LOSS BEFORE INCOME TAXES..................................................................    (625,583)  (4,881,181)  (1,204,140)
INCOME TAXES..............................................................................          --           --           --
                                                                                            ----------  -----------  -----------
NET LOSS..................................................................................    (625,583)  (4,881,181)  (1,204,140)
PREFERRED STOCK DIVIDEND..................................................................          --           --     (666,667)
                                                                                            ----------  -----------  -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS....................................................  $ (625,583) $(4,881,181) $(1,870,807)
                                                                                            ----------  -----------  -----------
                                                                                            ----------  -----------  -----------
BASIC AND DILUTED LOSS PER SHARE..........................................................  $    (0.34) $     (1.88) $     (0.44)
                                                                                            ----------  -----------  -----------
                                                                                            ----------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.............................................   1,862,223    2,602,515    4,287,183
                                                                                            ----------  -----------  -----------
                                                                                            ----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                                              PREFERRED STOCK       COMMON STOCK      ADDITIONAL
                                                                              ---------------   --------------------    PAID-IN
                                                                              SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL
                                                                              -------  ------   ---------  ---------  -----------
BALANCE, December 31, 1995..................................................       --     --        1,000     27,706           --
Conversion from S to C corporation..........................................                                              (22,892)
Issuance of stock...........................................................                       19,663    468,104
Net loss....................................................................
Stock split and recapitalization to $0.0001 par value.......................       --     --    1,902,400   (495,618)     495,618
                                                                              -------  ------   ---------  ---------  -----------
BALANCE, December 31, 1996..................................................       --     --    1,923,063        192      472,726
Conversion of note payable to common shares.................................                       33,333          3      199,997
Issuance of common shares, net of offering costs............................                    1,000,000        100    4,672,489
Issuance of preferred shares, net of offering costs.........................   20,000    200                            1,799,052
Issuance of warrants and compensatory stock options.........................                                               89,611
Cancellation of subscriptions receivable under employment agreements........
Favorable conversion feature of convertible debentures......................                                              566,667
Net loss....................................................................       --     --           --         --           --
                                                                              -------  ------   ---------  ---------  -----------
BALANCE, December 31, 1997..................................................   20,000    200    2,956,396        295    7,800,542
Issuance of stock...........................................................                      443,085         45      884,086
Conversion of convertible debentures to common shares.......................                      961,460         96    1,699,904
Conversion of preferred stock to common shares..............................  (20,000)  (200)     711,456         71          129
Cancellation of subscriptions receivable under employment agreements........
Other.......................................................................                                              (28,937)
Net loss....................................................................       --     --           --         --           --
                                                                              -------  ------   ---------  ---------  -----------
BALANCE, December 31, 1998..................................................       --  $  --    5,072,397  $     507  $10,355,724
                                                                              -------  ------   ---------  ---------  -----------
                                                                              -------  ------   ---------  ---------  -----------

                                                                                                                    TOTAL
                                                                                  SUBSCRIPTIONS   ACCUMULATED   STOCKHOLDERS'
                                                                                   RECEIVABLE       DEFICIT    EQUITY (DEFICIT)
                                                                                  -------------   -----------  ----------------
BALANCE, December 31, 1995......................................................                     (22,892 )         4,814
Conversion from S to C corporation..............................................                      22,892              --
Issuance of stock...............................................................     (468,004)                           100
Net loss........................................................................                    (625,583 )      (625,583)
Stock split and recapitalization to $0.0001 par value...........................           --             --              --
                                                                                  -------------   -----------  ----------------
BALANCE, December 31, 1996......................................................     (468,004)      (625,583 )      (620,669)
Conversion of note payable to common shares.....................................                                     200,000
Issuance of common shares, net of offering costs................................                                   4,672,589
Issuance of preferred shares, net of offering costs.............................                                   1,799,252
Issuance of warrants and compensatory stock options.............................                                      89,611
Cancellation of subscriptions receivable under employment agreements............      130,503                        130,503
Favorable conversion feature of convertible debentures..........................                                     566,667
Net loss........................................................................           --     (4,881,181 )    (4,881,181)
                                                                                  -------------   -----------  ----------------
BALANCE, December 31, 1997......................................................     (337,501)    (5,506,764 )     1,956,772
Issuance of stock...............................................................                                     884,131
Conversion of convertible debentures to common shares...........................                                   1,700,000
Conversion of preferred stock to common shares..................................                                          --
Cancellation of subscriptions receivable under employment agreements............      140,623                        140,623
Other...........................................................................                                     (28,937)
Net loss........................................................................           --     (1,204,140 )    (1,204,140)
                                                                                  -------------   -----------  ----------------
BALANCE, December 31, 1998......................................................    $(196,878)    $(6,710,904)   $ 3,448,449
                                                                                  -------------   -----------  ----------------
                                                                                  -------------   -----------  ----------------

   The accompanying notes are an integral part of these financial statements

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1996        1997        1998
                                                           ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $(625,583) $(4,881,181) $(1,204,140)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization........................     87,733     457,113     542,269
    Amortization of debt discount........................         --     443,889     122,778
    Amortization of debt issue costs.....................         --      22,578     283,754
    Forgiveness of subscriptions receivable..............         --     130,501     140,623
    Expense recorded for issuance of warrants............         --          --      36,093
    Non-cash compensation expense........................         --          --      44,933
    Gain on sale of division.............................         --          --  (4,402,076)
    Provision for bad debts..............................    104,360     244,893     167,675
    Deferred rent expense................................     73,424      45,717     (52,135)
    Change in operating assets and liabilities:
      Accounts receivable................................   (506,289)   (227,478)   (309,248)
      Accounts payable and accrued expenses..............    316,641    (221,908)     (3,793)
      Accrued payroll liabilities........................    284,367     (74,274)     36,747
      Unearned revenue...................................     90,691      57,808     187,367
      Other..............................................    (41,266)    (21,674)      4,964
                                                           ---------  ----------  ----------
    Net cash used in operating activities................   (215,925) (4,024,016) (4,404,190)
                                                           ---------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment..........   (349,646)   (387,209)   (362,689)
  Proceeds from sale of division, net of restricted cash
    of $250,000..........................................         --          --   4,000,000
  Payment of acquisition costs...........................         --          --    (152,407)
  Software development costs.............................    (84,182)   (168,834)         --
                                                           ---------  ----------  ----------
    Net cash provided by (used in) investing
      activities.........................................   (433,828)   (556,043)  3,484,904
                                                           ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs.....................    (88,096)   (415,448)    (28,937)
  Payment of deferred debt issue costs...................         --    (220,937)    (35,395)
  Repayment of capital lease obligations.................     (4,404)    (51,010)   (144,492)
  Proceeds from issuance of common shares and exercise of
    warrants.............................................         --          --     232,094
  Payment of preferred stock issue costs.................         --    (190,748)         --
  Proceeds from issuance of convertible debentures and
    warrants.............................................         --   1,700,000          --
  Proceeds from issuance of preferred shares and
    warrants.............................................         --   2,000,000          --
  Proceeds from notes payable to stockholders............    889,904     490,000          --
  Repayment of notes payable to stockholders.............     (5,115) (1,335,581)         --
  Proceeds from note payable.............................     70,000          --          --
  Repayment of note payable..............................     (9,354)    (60,646)         --
  Proceeds from sale of stock, net of underwriting
    discounts and commissions............................        100   5,520,000          --
                                                           ---------  ----------  ----------
    Net cash provided by financing activities............    853,035   7,435,630      23,270
                                                           ---------  ----------  ----------

                          HOMECOM COMMUNICATIONS, INC.

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1996        1997        1998
                                                           ---------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    203,282   2,855,571    (896,016)
CASH AND CASH EQUIVALENTS at beginning of period.........    129,095     332,377   3,187,948
                                                           ---------  ----------  ----------
CASH AND CASH EQUIVALENTS at end of period...............  $ 332,377  $3,187,948  $2,291,932
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON
  CASH INVESTING AND FINANCING ACTIVITIES:
  Interest paid..........................................  $   6,277  $   56,365  $   16,277
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------
  Capital lease obligations incurred during year on lease
    of computer equipment................................  $  64,667  $  119,346  $  208,065
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------
  Conversion of notes payable to affiliate to common
    stock................................................  $      --  $  200,000  $       --
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------
  Issuance of warrants and compensatory stock options....  $      --  $   89,611  $       --
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------

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

BASIS OF PRESENTATION--GOING CONCERN

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

FURNITURE, FIXTURES AND EQUIPMENT, NET

    Furniture, fixtures and equipment are recorded at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the related assets (three to five years). Assets recorded under capital leases are amortized over the shorter of their useful lives or the term of the related leases using the straight-line method. Maintenance and repairs are charged to expense as

                          HOMECOM COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

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

REVENUE RECOGNITION

    The Company recognizes revenues on web page development and specialized software application contracts using the percentage-of-completion method. Earned revenue is based on the percentage that incurred hours to date bear to total estimated hours after giving effect to the most recent estimates of total

                          HOMECOM COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) hours. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately. Revenues related to other services are recognized as the services are performed. Revenues from equipment sales and related costs are recognized when products are shipped to the customer. Unearned revenue, as reflected on the accompanying balance sheet, represents the amount of billings recorded on contracts in advance of services being performed.

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

                          HOMECOM COMMUNICATIONS, INC.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

    Furniture, fixtures and equipment, net, are comprised of the following as of:

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1997       1998
                                                                        ---------  ---------
Furniture and fixtures................................................  $ 191,107  $ 257,424
Computer equipment....................................................    579,486    861,400
Computer equipment under capital leases...............................    184,012    382,055
                                                                        ---------  ---------
                                                                          954,605  1,500,879
Less: accumulated depreciation and amortization.......................   (326,981)  (703,616)
                                                                        ---------  ---------
                                                                        $ 627,624  $ 797,263
                                                                        ---------  ---------
                                                                        ---------  ---------

3. NOTES PAYABLE

    Notes payable are comprised of the following as of:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
Convertible debentures (interest accrues at 5%), payable September 22, 2000, non-collateralized, convertible at the option of the holders into shares of the
  Company's common stock, net of unamortized discount of $122,778.....................  $  1,577,222            --
Less current maturities of notes payable..............................................            --            --
                                                                                        ------------  ------------
                                                                                        $  1,577,222  $         --
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

    The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the year ended December 31, 1998:

                                                                                        SOFTWARE                  RECONCILING
                                                  FAST       HOSTAMERICA      HISS      PRODUCTS    INSURERATE       ITEMS
                                                ---------  ---------------  ---------  -----------  -----------  -------------
                                                                                (IN THOUSANDS)
Revenues......................................  $   1,950     $     531     $     782   $      29    $       0     $       0
Net Income (Loss).............................  $    (363)    $     256     $     (67)  $    (443)   $    (357)    $    (230)

                                                CONSOLIDATED
                                                 TOTALS
                                                ---------

Revenues......................................  $   3,292
Net Income (Loss).............................  $  (1,204)

                          HOMECOM COMMUNICATIONS, INC.

4. SEGMENT INFORMATION (CONTINUED)
    Reconciling items represent adjustments that are made to the total of the segments' operating income in order to arrive at consolidated net loss and include the following:

                                                                                 (IN THOUSANDS)
                                                                                 ---------------
Depreciation and amortization..................................................     $    (587)
Interest expense, net..........................................................          (278)
Gain on sale of division.......................................................         4,402
Corporate sales and marketing and product development expenses.................          (360)
General and administrative expenses............................................        (3,407)
                                                                                       ------
                                                                                    $    (230)
                                                                                       ------
                                                                                       ------

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

    Revenues for the years ended December 31, 1997 and 1996, were as follows:

                                                                                                 SOFTWARE
                                                          FAST       HOSTAMERICA      HISS       PRODUCTS     INSURERATE
                                                        ---------  ---------------  ---------  -------------  -----------
                                                                                               (IN THOUSANDS)
Revenues--1997........................................  $   1,792     $     692     $     375    $      20     $      --
Revenues--1996........................................  $   1,845     $     304     $      70    $      80     $      --

                                                        CONSOLIDATED
                                                           TOTALS
                                                        -------------

Revenues--1997........................................    $   2,879
Revenues--1996........................................    $   2,299

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

                          HOMECOM COMMUNICATIONS, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under capital and operating leases are as follows as of December 31, 1998:

                                                                 CAPITAL
                                                                 LEASES      OPERATING LEASES
                                                              -------------  ----------------
1999........................................................   $   123,571     $    524,171
2000........................................................        69,654          534,529
2001........................................................        25,785          338,789
2002........................................................            --          234,424
2003........................................................            --               --
                                                              -------------  ----------------
Total minimum lease payments................................       219,010     $  1,631,913
                                                                             ----------------
                                                                             ----------------
Less: amount representing interest..........................       (22,341)
                                                              -------------
Present value of minimum lease payments.....................       196,669
Less: current portion.......................................      (108,427)
                                                              -------------
                                                               $    88,242
                                                              -------------
                                                              -------------

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

6. CONCENTRATION OF CREDIT RISKS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with quality financial institutions. Concentration of credit risk with respect to trade

                          HOMECOM COMMUNICATIONS, INC.

6. CONCENTRATION OF CREDIT RISKS (CONTINUED) receivables is monitored by the Company through ongoing credit evaluations of its customers' financial condition. The Company's sales to its five largest customers represented approximately 26%, 15%, and 27% of total revenues for the years ended December 31, 1996, 1997, and 1998, respectively. No customer accounted for more than 10% of the revenues of the Company during 1996, 1997 or 1998. The five most significant customer balances represented approximately 26% and 50% of the gross accounts receivable balance at December 31, 1997 and 1998, respectively.

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

    In May 1997, the Company completed an initial public offering of its common stock. The Company issued 1,000,000 shares at an initial public offering price of $6.00 per share. The total proceeds of the

                          HOMECOM COMMUNICATIONS, INC.

7. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS (CONTINUED) offering, net of underwriting discounts, commissions and offering expenses, were approximately $4,700,000. The Company used a portion of the proceeds from the initial public offering to repay outstanding principal amounts of approximately $1,300,000 loaned to the Company by stockholders and affiliates plus accrued interest of approximately $65,000. The Company issued 33,333 shares of common stock as payment in full of the outstanding principal balance of a $200,000 loan from an investor.

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

                          HOMECOM COMMUNICATIONS, INC.

8. STOCK OPTION PLANS (CONTINUED)
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                      1996       1997       1998
                                                                    ---------  ---------  ---------
Risk-free interest rate...........................................       6.46%      5.93%      5.11%
Volatility factors of the expected market price of the Company's
  common stock....................................................         80%        90%       110%
Weighted average expected life of the options.....................  4 years    5 years    5 years

    Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1998, would have been the pro forma amounts listed below:

                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1996        1997         1998
                                                                        ---------  -----------  -----------
Loss applicable to common shareholders:
  As reported.........................................................  $(625,583) $(4,881,181) $(1,870,807)
  Pro forma...........................................................   (676,776)  (5,012,634)  (2,351,259)
Basic and diluted loss per share:
  As reported.........................................................      (0.34)       (1.88)       (0.44)
  Pro forma...........................................................      (0.36)       (1.93)       (0.55)

    Option activity under all of the stock option plans is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------
                                                      1997                        1998
                                           --------------------------  --------------------------
                                                      WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                            SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                           ---------  ---------------  ---------  ---------------
Outstanding at beginning of year.........    220,543     $    6.30       421,160     $    4.95
Granted..................................    599,555          5.26       312,700          3.35
Exercised................................          0            --        (4,375)         4.06
Forfeited................................   (398,938)         5.80      (170,875)         3.34
                                           ---------                   ---------
Outstanding at end of year...............    421,160          4.95       558,610          4.59
                                           ---------                   ---------
                                           ---------                   ---------
Options exercisable at year end..........      3,090                     127,791
                                           ---------                   ---------
                                           ---------                   ---------
Shares available for future grant........    178,840                      41,390
                                           ---------                   ---------
                                           ---------                   ---------
Weighted-average fair value of options
  granted during the year at the shares'
  fair value.............................  $    3.71                   $    2.79
                                           ---------                   ---------
                                           ---------                   ---------

                          HOMECOM COMMUNICATIONS, INC.

8. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about fixed options outstanding at December 31, 1998.

                                                                                               WEIGHTED AVERAGE
                                                                                             REMAINING CONTRACTUAL
EXERCISE PRICES                                                                  SHARES              LIFE
------------------------------------------------------------------------------  ---------  -------------------------
$1.91--2.18...................................................................     50,700                9.6
$3.69--4.72...................................................................    329,111                8.9
$6.00--8.06...................................................................    178,799                8.5
                                                                                ---------
                                                                                  558,610                8.8
                                                                                ---------
                                                                                ---------

9. ACQUISITIONS AND DIVESTITURES

    In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. ("HISS"), a start-up company formed in July 1996 to provide Internet and Intranet security system consulting services. Consideration to the former holders of HISS' capital stock consisted of the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001. In 1998, the Company incurred approximately $45,000 in compensation expense in the form of issuing 18,959 shares of common stock to certain former holders of HISS' capital stock. The maximum additional potential liability under the earnout agreement is $134,800, payable in common stock or cash at the Company's option. The Company does not expect this additional potential liability to be paid, due to HISS net income limitations.

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

                          HOMECOM COMMUNICATIONS, INC.

10. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Temporary differences:
Allowance for uncollectibles................................  $   61,009    $   36,246
Vacation accrual............................................      11,049        33,586
Depreciation................................................       2,317         4,826
Deferred rent expense.......................................      45,274        25,462
Software development expenses...............................      55,599        35,138
                                                              ----------    ----------
                                                                 175,248       135,258
Net operating loss carryforward.............................   1,903,040     2,357,670
                                                              ----------    ----------
Deferred tax asset..........................................   2,078,288     2,492,928
Valuation allowance.........................................  (2,078,288)   (2,492,928)
                                                              ----------    ----------
Net deferred tax asset......................................  $        0    $        0
                                                              ----------    ----------
                                                              ----------    ----------

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

11. SUBSEQUENT EVENTS

    On March 24, 1999, the Company acquired First Institutional Marketing, Inc. and certain of its affiliates ("FIMI") of Houston, Texas for 1,252,174 shares of common stock. FIMI offers insurance and investment products to banks, broker/dealers, insurance agencies and retail consumers. FIMI markets its products primarily to insurance agencies affiliated with commercial banks and broker/dealers. The Company will account for this acquisition as a purchase transaction.

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

                          HOMECOM COMMUNICATIONS, INC.

11. SUBSEQUENT EVENTS (CONTINUED)
    In connection with the issuance and sale of the Series B preferred stock, the Company granted the Series B preferred warrants to acquire an aggregate 225,000 shares of common stock at an exercise price of $5.70. The Company also granted 25,000 warrants to a placement agent at an exercise price of $5.70. The Series B preferred warrants will expire on March 24, 2004.

12. BASIS OF PRESENTATION--GOING CONCERN (UNAUDITED INFORMATION AS OF JUNE 30, 1999)

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company continues to incur significant losses resulting in an accumulated deficit of approximately $6.7 million and $11.3 million at December 31, 1998 and June 30, 1999, respectively. The Company has experienced negative cash flows from operations totaling approximately $4.4 million during the year ended December 31, 1998 and approximately $3.5 million during the six month period ended June 30, 1999. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. On September 7, 1999, the Company announced a reduction of its workforce and the planned sale of its security division in order to reduce its expenses. The Company's continued existence as a going concern is dependent upon adequate future debt or equity funding and successful commercialization of its products and services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

                                           AGE AT
NAME                                    JUNE 30, 1999                               POSITION
-----------------------------------  -------------------  ------------------------------------------------------------
Harvey W. Sax (2)..................              47       President, Chief Executive Officer and Director
Krishan H. Puri....................              34       Executive Vice President and Director
Gia Bokuchava, Ph.D................              35       Chief Technical Officer and Director
Roger J. Nebel.....................              46       Vice President and Director
Norman H. Smith....................              36       Chief Financial Officer
William Walker (1).................              57       Director
Claude A. Thomas (1) (2)...........              56       Director
Daniel A. Delity...................              39       Director
James Wm. Ellsworth (2)............              43       Director

------------------------

(1) Member of the Audit and Compensation Committees.

(2) Member of the Executive Committee.

    The principal occupations for the past five years or more of the nominees for director for the 1999 Annual Meeting of Stockholders (the "Annual Meeting") and the six directors whose term of office will continue after the Annual Meeting are set forth below.

    Harvey W. Sax is a founder of HomeCom and has served as President and Chief Executive Officer of the Company since January 1995 and as Chairman of the Board of Directors since September 1997. He was Secretary of the Company from December 1994 until January 1995. From October 1994 until December 1995, when he began working as a full-time employee of HomeCom, Mr. Sax served as a Vice President of Oppenheimer & Co., Inc. From February 1993 until September 1994, Mr. Sax served as a Senior Vice President of D. Blech & Co. From July 1992 until February 1993, Mr. Sax was a Vice President of PaineWebber, Inc. From January 1989 until July 1992, Mr. Sax was a Vice President of Bear, Stearns & Co. Inc. Mr. Sax received a Bachelor of Arts degree from Emory University in 1972. Mr. Sax has been a member of the Board of Directors since December 1994.

    Krishan H. Puri has served as Executive Vice President of HomeCom since February 1996, and was a member of its former Board of Advisors from May 1995 until August 1996. From March 1994 until January 1996, Mr. Puri was a Senior Management Consultant with Deloitte & Touche Consulting Group in its telecommunications practice. From March 1992 until March 1994, Mr. Puri served as a Senior Engineer for International Communications Network Services for British Telecom and MCI's Concert joint venture in Atlanta, Georgia. From March 1990 until March 1992, Mr. Puri was a network analyst with Sprint Corporation, a long distance telecommunications company. Mr. Puri received a Bachelor of Science degree in Electrical Engineering from Georgia Institute of Technology in 1987 and a Master of Business Administration degree from Georgia State University in 1992. Mr. Puri has been a member of the Board of Directors since September 1996.

    Gia Bokuchava, Ph.D., has served as HomeCom's Chief Technical Officer since August 1995. Dr. Bokuchava served as a visiting professor at Emory University from September 1994 until August 1995 and was employed by the National Library of Medicine, assisting in the development of Internet based applications, from January 1995 until August 1995. From July 1990 until September 1994, Dr. Bokuchava was the Director of The Computer Center at the Institute of Mechanical Engineering at Georgia Technical

University, Tblisi, Georgia (formerly a part of the Soviet Union). Dr. Bokuchava has taught computer science as a visiting associate professor at the Universities of Moscow and China. Dr. Bokuchava received a doctorate in theoretical physics from Georgia Technical University, Tblisi, in 1990. Dr. Bokuchava has been a member of the Board of Directors since September 1996.

    Roger J. Nebel has served as Vice President of HomeCom since August 1996. From May 1991 until July 1996, Mr. Nebel was a Department Manager (May 1991 to February 1993) and Senior Manager-- Enterprise Assurance (March 1993 to July
1996) for PRC, Inc., a subsidiary of Litton Industries, Inc., which provides information technology consulting and systems integration services for governments and businesses. Mr. Nebel received a Bachelor of Science degree in Engineering from California Coast University in 1990 and a Master of Science degree in Management from National- Louis University in 1993. Mr. Nebel has been a member of the Board of Directors since September 1996.

    Norman H. Smith has served as Chief Financial Officer of HomeCom since May 1997. Before joining the Company, Mr. Smith was employed by First Image Management Company, a division of First Data Corporation (NYSE: FDC), from January 1990 to May 1997. Mr. Smith served in a number of accounting and finance positions with First Image, most recently as Executive Director of Finance for the Data Acquisition Division based in Lexington, Kentucky. Prior to that, Mr. Smith was employed by Deloitte & Touche as a Senior Accountant in its audit practice. Mr. Smith received a Master of Business Administration from Xavier University in 1991 and a Bachelor of Business Administration from Eastern Kentucky University in 1985.

    Claude A. Thomas is a principal of Ambassador Capital Corporation, an investment banking firm specializing in emerging technology companies. In his present position, Mr. Thomas assists electronic commerce and emerging technology companies with financing, business strategies, strategic alliances and financial restructuring. From 1994-1997, he was Executive Vice President, Corporate Development and Software Solutions for CheckFree Corporation (NASDAQ: CKFR). Previously, he held positions as CEO of International Banking Technologies and other subsidiaries of First Financial Management (now FirstData Corporation,
NYSE: FDC). He started his 30-year career with Electronic Data Systems (NYSE:
EDS) in the Wall Street division, and subsequently held positions with Coopers & Lybrand and Digital Equipment Corporation. Mr. Thomas holds a BE cum laude in Chemical Engineering from Vanderbilt University and an MBA in Marketing and Finance with honors from Washington University. Mr. Thomas has been a member of the Board of Directors since February 1998.

    William Walker is President and CEO of the Reassurance Company of Hanover ("RCH"). He has a 40-year career in the insurance industry, beginning with United Family Life Insurance Company. He also served as Assistant Vice President with American Pioneer Life, Assistant Secretary with General Reassurance Company, and Vice President with North American Reassurance. Walker joined RCH in 1993. Walker is a graduate of Marshall University where he also received his L.L.B. degree. Mr. Walker has been a director of HomeCom since March, 1999.

    Daniel A. Delity founded First Institutional Marketing, Inc. in 1988. Mr. Delity is President and Director of First Institutional Marketing, Inc., Premier Financial Services, Inc. and All Things Financial, Inc. Mr. Delity also serves as Vice President and General Securities Representative for FIMI Securities, Inc. Mr. Delity received his Bachelors degree in education and political science from the State University of New York at Geneseo. Mr. Delity earned his Group I and IV Insurance licenses and Series 7 & 63 securities licenses in 1984, and has subsequently concentrated his career in the financial services industry. Mr. Delity has been a director of HomeCom since March, 1999.

    James Wm. Ellsworth serves as Executive Vice President of First Institutional Marketing, Inc., Premier Financial Services, Inc., All Things Financial and FIMI Securities, Inc. Mr. Ellsworth also serves as the Financial and Operations Principal of FIMI Securities, Inc. Prior to joining First Institutional Marketing, Inc. in August of 1997, Mr. Ellsworth served as Vice President--Finance of QuickQuote Insurance Agency, Inc., an internet direct insurance agency from October of 1996 until July of1997.

Mr. Ellsworth also served as a partner in the investment firm of LEF&C Partners from September 1986 to December 1993. Mr. Ellsworth served as a Certified Public Accountant with what is now KPMG Peat Marwick from September 1983 to July 1986. Mr. Ellsworth graduated in May 1983 from San Francisco State University with a Bachelor of Science degree in Business Administration, Accounting. Mr. Ellsworth has been a director of HomeCom since March, 1999.

    HomeCom's Board of Directors is divided into three classes. The Class III directors (Messrs. Sax and Ellsworth) serve until the 2000 Annual Meeting of Stockholders, the Class I directors (Mr. Thomas, Mr. Walker and Mr. Delity) serve until the 2001 Annual Meeting of Stockholders, and the Class II directors (Dr. Bokuchava and Messrs. Puri and Nebel) will serve until the 1999 Annual Meeting of Stockholders. Upon election, each class serves a three-year term. The classification of the Board of Directors could have the effect of making it more difficult for a third party to acquire control of the Company. Officers are elected at the first Board of Directors meeting following the stockholders meeting at which directors are elected, and officers serve at the discretion of the Board of Directors. Each executive officer of the Company was chosen by the Board of Directors and serves at the pleasure of the Board of Directors until his or her successor is appointed or until his or her earlier resignation or removal. There are no family relationships between any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equities securities, to file reports of ownership and changes in ownership with the SEC and the NASD. Officers, directors and greater than 10% stockholders are also required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

    Based solely on its review of copies of such forms received by it, the Company believes that, during the period January 1, 1998, to December 31, 1998 all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Previously, directors did not receive any cash compensation for their services as members of the Board of Directors, but were reimbursed for their reasonable travel expenses in attending Board of Directors and committee meetings. Effective July 1999, the Board of Directors unanimously approved compensation to the two outside directors of $1,000 per month and $1,000 per Board meeting attended. Directors who are not employees of HomeCom are eligible to receive automatic grants of stock options under HomeCom's Non-Employee Directors Stock Option Plan, and may receive additional grants of options under such plan at the discretion of the Compensation Committee of the Board of Directors. See "Stock Option Plans-- NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN" below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1995, compensation of executive officers of HomeCom was determined by Harvey W. Sax, HomeCom's President and Chief Executive Officer. In September 1996, HomeCom established a Compensation Committee to review the performance of executive officers, establish overall employee compensation policies and recommend salaries and incentive compensation for officers and employees of HomeCom. No member of the Compensation Committee is or will be an executive officer of HomeCom.

EXECUTIVE COMPENSATION

    The following table sets forth the total compensation paid or accrued by HomeCom in 1998 for its Chief Executive Officer and each executive officer of HomeCom whose total annual salary and bonuses determined at December 31, 1998 exceeded $100,000 (each, a "Named Executive Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                         COMPENSATION AWARDS
                                                                                    -----------------------------
                                                       ANNUAL COMPENSATION                    NUMBER OF
                                                ----------------------------------           SECURITIES
NAME AND PRINCIPAL POSITION                        SALARY             BONUS              UNDERLYING OPTIONS
----------------------------------------------  -------------  -------------------  -----------------------------

Harvey W. Sax.................................   $   147,192        $       0                         0
President, Chief Executive Officer

Krishan Puri..................................   $   157,508        $       0                         0
Executive Vice-President

Roger Nebel...................................   $    99,113        $       0                         0
Vice-President

Gia Bokuchava, Ph.D...........................   $   174,651        $       0                         0
Chief Technical Officer And Director

Norman H. Smith...............................   $    99,115        $       0                         0
Chief Financial Officer

                                                      ALL OTHER
NAME AND PRINCIPAL POSITION                         COMPENSATION
----------------------------------------------  ---------------------
Harvey W. Sax.................................        $       0
President, Chief Executive Officer
Krishan Puri..................................        $       0
Executive Vice-President
Roger Nebel...................................        $       0
Vice-President
Gia Bokuchava, Ph.D...........................        $       0
Chief Technical Officer And Director
Norman H. Smith...............................        $       0
Chief Financial Officer

    As of December 31, 1998, the annual salaries for HomeCom's executive officers were as follows: Harvey W. Sax, President and Chief Executive Officer ($150,000); Norm Smith, Chief Financial Officer ($100,000); Krishan Puri, Executive Vice President ($110,100); Gia Bokuchava, Ph.D., Chief Technical Officer ($100,000); and Roger Nebel, Vice President ($100,000). Pursuant to the employment agreements with Dr. Bokuchava and Mr. Puri, each is eligible to receive cash bonuses to repay certain promissory notes issued by them to HomeCom in connection with their purchase of shares of Common Stock from HomeCom in August 1996. See "Certain Transactions." Each of HomeCom's executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted to the Named Executive Officers during the year ended December 31, 1998:

                                                                                                              POTENTIAL REALIZABLE
                                                                  INDIVIDUAL GRANTS                         VALUE AT ASSUMED ANNUAL
                                           ---------------------------------------------------------------           RATES
                                            NUMBER OF                     EXERCISE                               OF STOCK PRICE
                                           SECURITIES     PERCENT OF       OR BASE                                APPRECIATION
                                           UNDERLYING    TOTAL GRANTED      PRICE                                  FOR OPTION
                                             OPTIONS     TO EMPLOYEES        FOR                            ------------------------
EXECUTIVE OFFICER                            GRANTED      FISCAL YEAR       SHARE       EXPIRATION DATE         5%           10%
-----------------------------------------  -----------  ---------------  -----------  --------------------  -----------  -----------
Krishan Puri.............................      10,000           3.24%     $    4.38   December 9, 2008          27,546        9,806

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

    The following table sets forth the aggregate dollar value of all options exercised, and the total number of unexercised options held, on December 31, 1998 by the Named Executive Officer:

                                                                                                                      VALUE OF
                                                                                                                     UNEXERCISED
                                                                                         NUMBER OF SECURITIES       IN-THE-MONEY
                                                                                        UNDERLYING UNEXERCISED       OPTIONS AT
                                                                                              OPTIONS AT            DECEMBER 31,
                                                      ACQUIRED                            DECEMBER 31, 1998             1998
                                                         ON              VALUE       ----------------------------  ---------------
EXECUTIVE OFFICER                                     EXERCISE         REALIZED       EXERCISABLE   UNEXERCISABLE    EXERCISABLE
-------------------------------------------------  ---------------  ---------------  -------------  -------------  ---------------
Harvey Sax.......................................             0                0           2,500          7,500       $       0
Krishan Puri.....................................             0                0           6,250         18,750       $       0
Roger Nebel......................................             0                0           5,000         15,000       $       0
Gia Bokuchava, Ph.D..............................             0                0           6,250         18,750       $       0
Norman H. Smith..................................             0                0           6,250         18,750       $       0


EXECUTIVE OFFICER                                    UNEXERCISABLE
-------------------------------------------------  -----------------
Harvey Sax.......................................      $       0
Krishan Puri.....................................      $       0
Roger Nebel......................................      $       0
Gia Bokuchava, Ph.D..............................      $       0
Norman H. Smith..................................      $       0

EMPLOYMENT AGREEMENTS

    HomeCom has entered into an employment agreement with Harvey W. Sax, its President and Chief Executive Officer, which provides a five year term commencing on January 1, 1996, subject to automatic extension for an additional one year on each one-year anniversary of the agreement. This employment agreement is subject to early termination as provided therein, including termination by HomeCom "for cause," as defined in the employment agreement. The employment agreement provides for an annual base salary of $150,000, and for bonus compensation to be awarded at the discretion of the compensation committee of the Board of Directors.

STOCK OPTION PLANS

    EMPLOYEE STOCK OPTION PLAN. HomeCom's stock option plan was adopted by HomeCom's stockholders in September 1996. A total of 2,000,000 shares of common stock have been reserved for issuance under the stock option plan, and the plan provides that the number of shares authorized for issuance under the plan will not exceed 20% of the total issued and outstanding shares of HomeCom's common stock. The purpose of the stock option plan is to provide incentives for officers and key employees to promote the success of HomeCom, and to enhance HomeCom's ability to attract and retain the services of such persons. HomeCom has reserved 600,000 shares of common stock for issuance under the stock option plan. Options granted under the stock option plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Code or (ii) non-qualified stock options. Stock options may be granted under the stock option plan for all employees of HomeCom, or of any present or future subsidiary or parent of HomeCom. The stock option plan is administered by the compensation committee of the Board of Directors. The compensation committee has the authority to determine exercise prices applicable to the options, the eligible employees or consultants to whom options may be granted, the number of shares of common stock subject to each option and the terms upon which options are exercisable. The compensation committee has the authority to interpret the stock option plan and to prescribe, amend and rescind the rules and regulations pertaining to the stock option plan. No option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

    Any incentive stock option that is granted under the stock option plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of holders of 10% or more of the total combined voting power of all classes of stock of HomeCom or a subsidiary or parent of HomeCom). Non-qualified stock options may be granted at the exercise price established by the compensation committee, which will not be less than 85% of the fair market value of the common stock on the date of grant.

    Each option granted under the stock option plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of 10% or more of the total combined voting power of all classes of stock of HomeCom or a subsidiary or parent of HomeCom) and shall lapse upon expiration of such period, or earlier upon termination of the recipient's employment with HomeCom, or as determined by the compensation committee.

    As of June 30, 1999, options to purchase 892,069 shares of common stock were outstanding under the stock option plan at exercise prices ranging from $1.91 to $8.06 per share and at a weighted average exercise price of $4.91 per share. All outstanding options vest 25% per year from their date of grant.

    NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. HomeCom's non-employee directors stock option plan was adopted by HomeCom's stockholders in September 1996 and amended in October 1996. HomeCom has reserved 300,000 shares of common stock for issuance under the non-employee directors plan.

    The non-employee directors plan provides for the automatic granting of non-qualified stock options to directors who are not officers or employees of HomeCom. Each non-employee director who is first appointed or elected to the Board of Directors is granted an option to purchase 10,000 shares of common stock. Also, each non-employee director automatically receives an option to purchase 5,000 shares of common stock on the date of each annual meeting of HomeCom's stockholders. The non-employee directors plan also allows the compensation committee of the Board to make extraordinary grants of options to non-employee directors. All options granted under the non-employee directors plan vest 50% per year of service by the non-employee director on the Board of Directors. No option is transferable by the optionee other than by will or laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by such optionee. The exercise price of all options will be the fair market value of the shares of common stock on the date of grant, and the term of each option may not exceed seven years. The non-employee directors plan will continue in effect for a period of ten years unless sooner terminated by the Board of Directors.

    During February 1998, Mr. Thomas was granted an option under the non-employee directors plan to purchase 10,000 shares of common stock at an exercise price of $2.18 per share. In March, 1999 Mr. Thomas was granted an option to purchase 5,000 shares of common stock at an exercise price of $4.8125. During March 1999, Mr. Walker was granted an option to purchase 10,000 shares of common stock at an exercise price of $6.00.

    EMPLOYEE STOCK PURCHASE PLAN. HomeCom's employee stock purchase plan became effective on March 1, 1997. A total of 150,000 shares of common stock have been reserved for issuance under the stock purchase plan. The stock purchase plan is intended to qualify under Section 423 of the Internal Revenue Code. The purpose of the stock purchase plan is to encourage and enable employees of HomeCom to acquire a proprietary interest in HomeCom through ownership of shares of common stock. Eligible employees of HomeCom will purchase shares of common stock at 85% of fair market value and HomeCom will partially subsidize purchases under the stock purchase plan and will pay the expenses of its administration.

    An employee electing to participate in the stock purchase plan must authorize a stated dollar amount or percentage of the employee's regular pay to be deducted by HomeCom from the employee's pay during each of four quarterly payroll deduction periods. Those payroll deduction periods begin on January 1, April 1, July 1 and October 1 of each calendar year during which the stock purchase plan is in effect. HomeCom is deemed on the last day of each payroll deduction period to have granted a purchase right to each participant as of the first day of the payroll deduction period to purchase as many full and fractional shares of common stock as can be purchased with the participant's payroll deductions. On the last day of the payroll deduction period, the participant will be deemed to have exercised this option, at the option price, to the extent of the participant's accumulated payroll deductions. In no event, however, may the participant purchase common stock having a fair market value, measured on the first business day of the payroll deduction period, of greater than $25,000 during a calendar year. The option price under the stock purchase plan is equal to 85% of the fair market value of the common stock on either the first business day or the last business day of the applicable payroll deduction period, whichever is lower.

    Employees of HomeCom who have completed six full months of service with HomeCom and whose customary employment is more than 20 hours per week and five or more months per calendar year are eligible to participate in the stock purchase plan. An employee may not be granted an option under the stock purchase plan if after the granting of the option such employee would be deemed to own 5% or more of the combined voting power of value of all classes of stock of HomeCom. As of July 31, 1999, approximately 72 employees are eligible to participate in the stock purchase plan, and as of such date, 10 employees are participating in the Plan. An employee's rights under the stock purchase plan may not be assigned, transferred, pledged or otherwise disposed of, except by will or the laws of descent and distribution. An employee's rights under the stock purchase plan terminate upon termination of his or her employment for any reason, including retirement. Upon such termination, HomeCom will refund the employee's payroll deductions or contributions made during the payroll deduction period.

    An employee may not sell shares of common stock purchased under the stock purchase plan until the first day of the second payroll deduction period following the payroll deduction period in which the option for such shares was granted.

    The stock purchase plan is administered by the compensation committee. No member of the Board of Directors will be eligible to participate in the stock purchase plan during the period he or she serves as a member of the compensation committee. The compensation committee may terminate or amend the stock purchase plan at any time. However, any termination or amendment may not affect or change purchase rights previously granted under the stock purchase plan without the consent of the affected participants. Also, any amendment that materially increases the benefits or number of shares under the stock purchase plan, except for adjustments due to changes in HomeCom's capital structure, or that materially modifies the eligibility requirements of the stock purchase plan will be subject to stockholder approval. If not sooner terminated by the Compensation Committee, the stock purchase plan will terminate at the time that all authorized shares of common stock reserved for grant under the stock purchase plan have been purchased.

    401(K) PROFIT SHARING PLAN. HomeCom's Board of Directors has approved the adoption of a 401(k) profit sharing plan, which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan was implemented in March 1998. In general, all employees of HomeCom are eligible to participate. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may contribute amounts not to exceed limitations imposed by the Code. Subject to certain Code limitations, HomeCom may make a matching contribution of up to $1,000 of the salary deferral contributions of participants at a rate of 50% of the participant's contributions, up to 4% of the participant's salary. HomeCom may also make an additional contribution to the 401(k) plan each year at the discretion of the Board of Directors. Separate accounts are maintained for each participant in the 401(k) plan. The portion of a participant's account attributable to his or her own contributions will be 100% vested. The portion of the account attributable to HomeCom contributions, including matching contributions, will vest after 5 years of service with HomeCom. Distributions from the 401(k) plan may be made in the form of a lump-sum cash payment or in installment payments.

AGREEMENTS WITH EMPLOYEES

    Principal employees of HomeCom, including executive officers, are required to sign an agreement with HomeCom restricting the ability of the employee to compete with HomeCom during his or her employment and for a period of eighteen months thereafter, restricting solicitation of customers and employees following employment with HomeCom, and providing for ownership and assignment of intellectual property rights to HomeCom.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

    The following table provides information as of June 30, 1999, concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director and nominee for director of the Company, (3) each Named Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors and executive officers of the Company and, unless otherwise indicated, each of the stockholders has indicated that they have sole voting and investment power with respect to the shares beneficially owned.

                                                                                         COMMON STOCK
                                                                                         BENEFICIALLY    PERCENTAGE
NAME OF BENEFICIAL OWNER(1)                                                                OWNED(2)       OF CLASS
--------------------------------------------------------------------------------------  --------------  -------------
Harvey W. Sax(3)......................................................................        806,629          12.1%
Krishan H. Puri(4)....................................................................         52,752             *
Gia Bokuchava, Ph.D.(5)...............................................................         47,559             *
Roger J. Nebel(6).....................................................................         18,616             *
Claude A. Thomas(7)...................................................................          5,000             *
Norman H. Smith(8)....................................................................          5,000             *
Mark Germain(9).......................................................................        350,885           5.3
Margery Germain(10)...................................................................        350,885           5.3
Daniel A. Delity(11)..................................................................        737,840          11.1
James Wm. Ellsworth(11)...............................................................        162,917           2.4
David B. Frank(11)....................................................................        351,417           5.3
William Walker(12)....................................................................             --             *
CPR (USA), Inc.(13)...................................................................        333,348           5.0
All executive officers and directors as a group (9 persons)...........................      2,187,730          32.9%

------------------------

*   Less than 1%.

(1) Except as otherwise noted, the street address of the named beneficial owner is Building 14, Suite 100, 3535 Piedmont Road, Atlanta, Georgia 30305.

(2) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of December 31, 1998 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 2,500 shares of Common Stock issuable upon the exercise of an option outstanding as of June 30, 1999 at an exercise price of $4.47 per share. Excludes 57,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $5.61 which are not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus.

(4) Includes 7,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $4.71 per share. Excludes 17,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $4.33 which are not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus.

(5) Includes 7,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $4.71 per share. Excludes 17,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $4.33 which are not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus.

(6) Includes 7,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $5.35 per share and 9,479 shares issued in connection with the Company's acquisition of HISS. See "Certain Transactions". Excludes 12,500 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $4.84 which are not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus. Also excludes an indeterminate additional number of shares of Common Stock that may be issued in connection with the Company's acquisition of HISS. See "Certain Transactions."

(7) Includes 5,000 shares of Common Stock issuable upon the exercise of an option outstanding as of June 30, 1999 at an exercise price of $3.22 per share which is currently exercisable. Excludes 10,000 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $4.24 per share which is not currently exercisable and which becomes exercisable more than 60 days following the date of the date of this Prospectus.

(8) Includes 5,000 shares of Common Stock issuable upon the exercise of an option outstanding as of June 30, 1999 at an exercise price of $6.00 per share. Excludes 41,250 shares of Common Stock issuable upon the exercise of options outstanding as of June 30, 1999 at a weighted average exercise price of $5.02 which are not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus.

(9) The address of this stockholder is 81 Main Street White Plains, NY 10601. Includes 335,052 shares of Common Stock owned by Margery Germain, the wife of Mr. Germain, as to which shares Mr. Germain disclaims beneficial ownership.

(10) The address of this stockholder is 6 Olmstead Road Scarsdale, NY 10583. Includes 15,833 shares of Common Stock owned by Mark Germain.

(11) Excludes 100,000 shares of Common Stock issuable upon the exercise of a warrant outstanding as of June 30, 1999 at an exercise price of $3.74 which are not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus.

(12) Excludes 10,000 shares of Common Stock issuable upon the exercise of an option outstanding as of June 30, 1999 at an exercise price of $5.06 which is not currently exercisable and which become exercisable more than 60 days following the date of this Prospectus.

(13) The address of this stockholder is 101 Hudson Street, Suite 3700, Jersey City, New Jersey 07302. Includes 112,500 shares of Common Stock issuable upon exercise of a warrant outstanding as of June 30, 1999 at an exercise price of $5.70 per share. Also includes 220,848 shares of Common Stock issuable upon conversion of the Company's Series B Preferred Stock, assuming conversion into Common Stock as of June 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

    During the period December 1994 through December 1995, Harvey W. Sax, HomeCom's President and Chief Executive Officer, loaned a total of approximately $63,497 to HomeCom pursuant to a promissory note payable by HomeCom on September 12, 2000, which accrues interest at the prime rate plus 1% per annum. HomeCom used approximately $56,000 of the net proceeds of its initial public offering to repay the remaining outstanding amounts owed under this promissory note.

    In February 1996, in connection with a recapitalization of the common stock, HomeCom issued 787,844 shares of common stock to Harvey W. Sax, its President and Chief Executive Officer and then its sole stockholder, for $.001 per share. In December 1994, HomeCom granted Nat Stricklen, a co-founder and former director of HomeCom, an option to acquire, for an aggregate exercise price of $10.00, shares of common stock which, when issued, would represent approximately 10% of the issued and outstanding common stock. Mr. Stricklen exercised this option in February 1996 and received 93,070 shares of common stock.

    In February 1996, HomeCom (i) sold for $.0001 per share 335,052 shares to Margery Germain; and (ii) issued to Mark Germain for $200,000 an unsecured promissory note due September 1997 in the principal amount of $200,000 and bearing interest at the rate of 8% per annum. Pursuant to the terms of the promissory note with Mr. Germain, in May, 1997 HomeCom issued Mr. Germain 33,333 shares of common stock in repayment of the $200,000 outstanding principal balance of this note.

    Mr. David A. Blech, Mrs. Esther Blech and the Edward A. Blech Trust (collectively the "Blech Interests") have agreed in writing with the Nasdaq Stock Market, Inc. that, for a period of three years from the date of their original purchases of securities from HomeCom, none of them will sell, transfer, assign, pledge or hypothecate any shares of common stock. Gifts of shares of the common stock are permitted provided that the recipient of such gift agrees in writing to be bound by the terms of the agreement. The Blech Interests further agreed that while the common stock is listed on any Nasdaq market, there will be no financial relationship between David Blech or any of the foregoing Blech Interests, on the one hand, and HomeCom, on the other hand; that the direct or indirect ownership of shares of common stock held by Mr. David A. Blech and/or the Blech Interests may not exceed 5% of the common stock; and that there may be no advisory relationship between Mr. David A. Blech and HomeCom. To the best of HomeCom's knowledge and belief, the Blech Interests beneficially own less than 5% of the common stock.

    In August 1996, Harvey W. Sax, HomeCom's President and Chief Executive Officer, contributed 3,956 shares of common stock to HomeCom.

    In August 1996, HomeCom issued and sold to six of its employees an aggregate of 102,855 shares of common stock for a total of $468,004, payable through the issuance of promissory notes payable in four equal annual installments, bearing interest at 8% per annum and secured by the shares of common stock purchased therewith. Also in August 1996, HomeCom entered into employment agreements with such persons which provide that for each of the first four years of employment, HomeCom will issue a bonus to the employee in the amount necessary to repay the annual amount due under such promissory note (plus the taxes due by the employee as a consequence of receiving such bonus). Pursuant to the terms of the employment agreements, HomeCom will continue to make these annual payments if the employee is terminated other than "for cause," as defined in the employment agreements. Pursuant to the terms of the subscription agreements for such shares, if the employee's employment is terminated within such four-year period, HomeCom has the right to repurchase that percentage of the shares purchased by the employee which shall equal the percentage of the promissory note which is not yet due, payment for such repurchase to be made by canceling the applicable outstanding amount of the promissory note. Gia Bokuchava, Ph.D., Chief Technical Officer and a director, and Krishan Puri, Executive Vice President and a director, purchased 39,559 and 29,669 shares of common stock, respectively, in this transaction. Mr. Vinod Keni, a former director, purchased 3,955 shares in this transaction. HomeCom has agreed with Mr. Keni that all 11,865 options to acquire common stock held by Mr. Keni (at a weighted average exercise price of $5.16 per share) shall continue to vest as if Mr. Keni were still employed by HomeCom. HomeCom also agreed to cancel and forgive indebtedness of approximately $18,000 represented by the promissory note given by Mr. Keni to purchase such 3,955 shares and to give Mr. Keni a cash payment to cover Mr. Keni's estimated tax liability from such cancellation of indebtedness.

    In August 1996, Krishan Puri, Executive Vice President and a director, exercised a warrant to purchase 9,307 shares of common stock for a total exercise price of $1.00. Mr. Puri was granted the warrant in June 1995 in connection with his agreeing to serve on HomeCom's former Board of Advisors.

    In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. (HISS), a Delaware corporation formed in July 1996 to provide internet and Intranet security system consulting services. In the transaction, the former holders of HISS's capital stock received the right to receive their pro rata share of four annual earnout payments to be paid not later than March 31 of 1998, 1999, 2000 and 2001. Each annual earnout will be one-fourth of an amount equal to 30% of HISS's gross revenues for the 12 month period ending December 31, 1997; provided, however, that (i) the amount of each annual earnout will be limited to the amount of HISS's net profits for the 12-month period ended December 31 immediately preceding the payment date, (ii) amounts not paid in a year as a result of the profit limit will be carried forward to the subsequent year, and (iii) amounts not paid in the fourth year as a result of the profit limit will be forfeited. Each annual earnout can be paid in whole or in part in cash or, at HomeCom's option, in shares of common stock based upon the average trading price of the common stock for the ten trading days immediately preceding payment of the annual earnout. An annual earnout will not be paid if the recipient is then in violation of the non-solicitation and non-competition provisions contained in the Stock Purchase Agreement to which the former holders of HISS's capital stock are subject. Roger Nebel, Vice President and a director of HomeCom, owned 48% of HISS's outstanding capital stock and will be entitled to receive 48% of the Annual Earnouts. HISS was merged with and into HomeCom on September 11, 1996.

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

3. Exhibits

 EXHIBIT
 NUMBER                                                       DESCRIPTION OF EXHIBITS
---------             -------------------------------------------------------------------------------------------------------
   3.1     --         Restated Certificate of Incorporation of the Registrant.*
   3.2     --         Restated Bylaws of the Registrant.*
   3.3     --         Certificate of Designation of Series A Convertible Preferred Stock.***
   4.1     --         See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the
                      Registrant defining rights of the holders of Common Stock of the Registrant.*
   4.3     --         Form of Warrant.*
  10.1     --         HomeCom Communications, Inc. Stock Option Plan and form of Stock Option Certificate.*
  10.2     --         HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option
                      Certificate.*
  10.3     --         Employment Agreement between the Registrant and Harvey W. Sax, dated January 1, 1996.*
  10.4     --         Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax.*
  10.5     --         Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22,
                      1996.*

 EXHIBIT
 NUMBER                                                       DESCRIPTION OF EXHIBITS
---------             -------------------------------------------------------------------------------------------------------
  10.6     --         Lease and Services Agreement between Alliance Greensboro, L.P. and the Registrant, dated June 25,
                      1996.*
  10.7     --         Business Alliance Program Agreement between Oracle Corporation and the Registrant, dated May 30, 1996, together with the Sublicense Addendum, Application Specific Sublicense Addendum, Full Use and
                      Deployment Sublicense Addendum and License Transfer Policy, each dated May 30, 1996.*
  10.8     --         Network Enrollment Agreement between Apple Computer, Inc. and the Registrant, effective May 1996.*
  10.9     --         Member Level Agreement between Microsoft Corporation and the Registrant, effective May 1996.*
  10.10    --         Master Agreement for Internet Services and Products between BBN Planet Corporation and the Registrant, dated February 1, 1996.*
  10.11    --         Authorized Business Partners Agreement between BBN Planet Corporation and the Registrant, dated May 14,
                      1996.*
  10.12    --         Stock Purchase Agreement between the Registrant and the stockholders of Homecom Internet Security
                      Services, Inc., dated August 31, 1996.*
  10.13    --         Form of Promissory Notes issued by the Registrant and held by Mark Germain.*
  10.14    --         Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward A. Blech
                      Trust.*
  10.15    --         Marketing Associate Solution Alliance Agreement dated February 6, 1997 between the Registrant and
                      Unisys Corporation.*
  10.16    --         Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**
  10.17    --         Letter agreement dated January 16, 1997 between the Registrant, David A. Blech, Esther Blech and the
                      Edward A. Blech Trust.*
  10.18    --         HomeCom Communications, Inc. Employee Stock Purchase Plan.*
  10.19    --         5% Convertible Debenture Purchase Agreement dated effective September 19, 1997 between the Registrant,
                      Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***
  10.20    --         Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc.,
                      Beauchamp Finance, FTS Worldwide Corporation and COLBO.***
  10.21    --         Registration Rights Agreement dated effective September 19, 1997 between the Registrant, Euro Factors
                      International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***
  10.22    --         Letter agreement dated September 23, 1997 between the Registrant, Euro Factors International, Inc.,
                      Beauchamp Finance, FTS Worldwide Corporation and COLBO.***
  10.23    --         Letter agreement dated September 27, 1997 between the Registrant, Euro Factors International, Inc.,
                      Beauchamp Finance, FTS Worldwide Corporation and COLBO.***
  10.24    --         Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc.***
  10.25    --         Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc.***
  10.26    --         Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion
                      Capital Fund, LTD. dated as of December 23, 1997.***
  10.27    --         Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion
                      Capital Fund, LTD. dated as of December 23, 1997***
  10.28    --         Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign
                      Partners, L.P.***

 EXHIBIT
 NUMBER                                                       DESCRIPTION OF EXHIBITS
---------             -------------------------------------------------------------------------------------------------------
  10.29    --         Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital
                      Fund, LTD.***
  10.30    --         Common Stock Purchase Agreement dated January 23, 1998 by and among InsureRate, Inc., the Registrant,
                      Jerome R. Corsi and Hamilton Dorsey Alston Company.***
  10.31    --         Escrow Agreement dated as of January 23, 1998 by and among InsureRate, Inc., Hamilton Dorsey Alston
                      Company, the Registrant, Jerome R. Corsi and SunTrust Bank, Atlanta.***
  10.32    --         Shareholders Agreement dated January 23, 1998 by and among Hamilton Dorsey Alston Company, the
                      Registrant and InsureRate, Inc.***
  10.33    --         Web Development and Hosting Services Agreement dated January 23, 1998, by and among InsureRate, Inc.
                      and Hamilton Dorsey Alston Company.***
  10.34    --         Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company.***
  10.35    --         Loan Agreement dated January 23, 1998 by and between InsureRate, Inc. and the Registrant.***
  10.36    --         Form of Master Note issued by the Registrant to InsureRate, Inc.***
  10.37    --         Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to the Malachi
                      Group, Inc.****
  10.38    --         Letter Agreement, dated April 8, 1998 by and among the Company, Eurofactors International Inc.,
                      Beauchamp France, FTS Worldwide Corporation and COLBO.****
  10.39    --         Letter Agreement, dated April 8, 1998 by and between First Granite Securities, Inc. and the
                      Company.****
  10.40    --         Letter Agreement, dated April 17, 1998 by and among Sovereign Partners, L.P., Dominion Capital Fund and the Company.****
  10.41    --         Agreement and Plan of Reorganization by and among The Insurance Resource Center, Inc., Tim Strong,
                      James Higham, Cameron M. Harris & Company and the Company, dated as of April 15, 1998.+
  10.42    --         Employment Agreement by and between the Company and Tim Higham, dated as of April 16, 1998.+
  10.44    --         Asset Purchase Agreement by and between the Company and Sage Networks Acquisition Corp. dated as of
                      June 10, 1998.++
  10.45    --         Escrow Agreement by and between the Company and Sage Networks Acquisition Corp. dated as of June 10,
                      1998.++
  10.46    --         Transitional Services Agreement by and between the Company and Sage Networks Acquisition Corp. dated as of June 10, 1998.++
  10.47    --         Co-Location Agreement by and between the Company and Sage Networks, Inc. dated as of June 10, 1998.++
  10.48    --         Agreement and Plan of Merger by and among HomeCom Communications, Inc., FIMI Securities Acquisition
                      Corp., Inc., ATF Acquisition Corp., and Daniel A. Delity, James Wm. Ellsworth, and David B. Frank dated as of November 6, 1998, together with exhibits.+++
  10.49    --         Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock HomeCom
                      Communications, Inc. dated as of March 24, 1999.++++
  10.50    --         Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and
                      CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C.++++
  10.51    --         Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and
                      CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C.++++
  10.52    --         Transfer Agent Instructions dated as of March 25, 1999.++++
  10.53    --         Transfer Agent Legal Opinion dated as of March 25, 1999.++++

 EXHIBIT
 NUMBER                                                       DESCRIPTION OF EXHIBITS
---------             -------------------------------------------------------------------------------------------------------
  10.54    --         Placement Agency Agreement dated as of March 25, 1999 by and between HomeCom Communications, Inc. and
                      J.P. Turner & Company, L.L.C.++++
  21.1     --         List of Subsidiaries.***
  23.1     --         Consent of PricewaterhouseCoopers LLP.
  27.1     --         Financial Data Schedules (for SEC use only).

------------------------

   *Incorporated herein by reference to exhibit of the same number in the Form
    S-1 Registration Statement of the Registrant (Registration No. 333-12219).

  **Incorporated herein by reference to exhibit of the same number in the Form
    10-Q/A of the Registrant filed with the Commission on December 18, 1997.

 ***Incorporated herein by reference to exhibit of the same number in the Form
    S-1 Registration Statement of the Registrant (Registration No. 333-42599).

****Incorporated herein by reference to exhibit of the same number in the Form
    S-1 Registration Statement of the Registrant filed with the Commission on February 2, 1998.

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

++++Incorporated herein by reference to exhibit of the same number in Form 10-K of the Registrant filed with the Commission on March 31, 1999.

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

                                HOMECOM COMMUNICATIONS, INC.

                                By:  /s/ HARVEY W. SAX
                                     -----------------------------------------
                                     Harvey W. Sax
                                     PRESIDENT AND
                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
      /s/ HARVEY W. SAX         President; Chief Executive
------------------------------    Officer; Director          September 14, 1999
        Harvey W. Sax

     /s/ NORMAN H. SMITH        Vice President--Chief
------------------------------    Financial Officer          September 14, 1999
       Norman H. Smith

     /s/ DANIEL A. DELITY       President, First
------------------------------    Institutional Marketing,   September 14, 1999
       Daniel A. Delity           Inc.; Director

   /s/ JAMES WM. ELLSWORTH      Vice President, First
------------------------------    Institutional Marketing,   September 14, 1999
     James Wm. Ellsworth          Inc.; Director

       /s/ KRISHAN PURI         Executive Vice President;
------------------------------    Director                   September 14, 1999
         Krishan Puri

   /s/ GIA BOKUCHAVA, PH.D.     Chief Technical Officer;
------------------------------    Director                   September 14, 1999
     Gia Bokuchava, Ph.d.

     /s/ CLAUDE A. THOMAS       Director
------------------------------                               September 14, 1999
       Claude A. Thomas