Form 10-Q
period 1999-09-30
HOMECOM COMMUNICATIONS INC
filed 1999-11-15
CIK 1021226

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 0-29204

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

                              Yes /X/      No / /

    As of November 11, 1999, there were _______ 6,673,203 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOMECOM COMMUNICATIONS, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

1) Balance Sheets as of September 30, 1999 and December 31,
  1998......................................................      3

2) Statements of Operations for the three and nine months
  ended September 30, 1999 and 1998.........................      4

3) Statements of Cash Flows for the nine months ended
  September 30, 1999 and 1998...............................      5

4) Notes to Financial Statements............................      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     12

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K....................     18

Signatures..................................................     19

Exhibit Index...............................................     20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,582,670    $ 2,291,932
  Restricted cash...........................................            --        250,000
  Accounts receivable, net of allowance for uncollectible
    accounts of $214,930 and $95,384 as of September 30,
    1999 and December 31, 1998, respectively................     1,707,035        680,790
  Loans to shareholders.....................................       370,000
  Other current assets......................................       413,464          4,796
                                                              ------------    -----------
    Total current assets....................................     5,073,169      3,227,518
FURNITURE, FIXTURES AND EQUIPMENT, NET......................     1,036,582        797,263
DEPOSITS....................................................       242,182         80,231
DEFERRED ACQUISITION COSTS..................................            --        109,158
INTANGIBLE ASSETS, NET......................................     5,445,864        351,320
OTHER ASSETS................................................       245,974             --
                                                              ------------    -----------
    Total assets............................................  $ 12,043,771    $ 4,565,490
                                                              ============    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $  1,397,909    $   424,094
  Accrued payroll liabilities...............................       426,213        300,927
  Unearned revenue..........................................       155,221        128,345
  Current portion of obligations under capital leases.......       109,442        108,427
                                                              ------------    -----------
    Total current liabilities...............................     2,088,785        961,793
OTHER LIABILITIES...........................................        72,019         67,006
OBLIGATIONS UNDER CAPITAL LEASES............................       126,353         88,242
                                                              ------------    -----------
                                                                 2,287,157      1,117,041
                                                              ------------    -----------
REDEEMABLE PREFERRED STOCK $.0001 par value, 125 shares
  authorized, Series B, 125 issued and outstanding at
  September 30, 1999, respectively and 0 shares outstanding
  on December 31, 1998, convertible, participating;
  liquidation preference....................................     1,649,469             --
                                                              ------------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock $0.001 par value, 1,000,000 authorized,
    Series C and Series D 175 and 75 authorized, issued, and
    outstanding at September 30, 1999, respectively, and 0
    shares outstanding on December 31, 1998, convertible,
    participating, liquidation value........................             3             --
  Common stock, $.0001 par value, 15,000,000 shares
    authorized, 6,669,765 and 5,072,397 shares issued and
    outstanding at September 30, 1999 and December 31, 1998,
    respectively............................................           667            507
Additional paid-in capital..................................    21,798,069     10,355,724
Subscriptions receivable....................................       (98,440)      (196,878)
Accumulated deficit.........................................   (13,593,154)    (6,710,904)
                                                              ------------    -----------
  Total stockholders' equity................................     8,107,145      3,448,449
                                                              ------------    -----------
  Total liabilities and stockholders' equity................  $ 12,043,771    $ 4,565,490
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                1999          1998          1999          1998
                                             -----------   -----------   -----------   -----------
NET SALES:
  Service sales............................  $ 1,958,275   $   464,493   $ 4,760,878   $ 1,854,708
  Equipment sales..........................      101,405        13,879       118,084        30,219
    Total net sales........................    2,059,681       478,372     4,878,962     1,884,927
COST OF SALES:
  Cost of services.........................    1,450,941       398,108     3,289,155     1,176,045
  Cost of equipment sold...................       50,407        98,565       115,573       197,957
    Total cost of sales....................    1,501,348       496,673     3,404,728     1,374,002
GROSS PROFIT...............................      558,333       (18,301)    1,474,234       510,925
OPERATING EXPENSES:
  Sales and marketing......................    1,348,107       136,678     2,787,569       439,045
  Product development......................      426,871       167,556       691,004       291,420
  General and administrative...............    1,305,141     1,171,988     3,489,424     3,421,972
  Depreciation and amortization............      485,139       124,110     1,010,236       302,906
    Total operating expenses...............    3,566,258     1,600,332    (7,928,233)    4,455,343
OPERATING (LOSS)...........................   (3,007,925)   (1,613,633)   (6,503,999)   (3,944,418)
OTHER EXPENSES (INCOME)
  Gain on sale of division.................                                             (4,402,076)
  Interest expense.........................        9,262         5,494        25,416       444,023
  Other expense (income), net..............       (8,839)      (58,421)      (48,749)     (125,577)
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES......................   (3,008,349)   (1,565,706)   (6,480,666)      139,212
INCOME TAX PROVISION (BENEFIT).............
INCOME (LOSS) FROM CONTINUING OPERATIONS...   (3,008,329)   (1,565,706)   (6,480,666)      139,212
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS...............................     (115,275)      (50,610)     (401,584)      (34,670)
                                             -----------   -----------   -----------   -----------
NET INCOME (LOSS)..........................   (3,123,624)   (1,616,316)   (6,882,250)      104,542
PREFERRED STOCK DIVIDEND...................     (522,841)                 (1,315,231)     (666,667)
                                             -----------   -----------   -----------   -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.....  $(3,646,465)  $(1,616,316)  $(8,197,481)  $  (562,125)
                                             ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER COMMON SHARE--BASIC AND
  DILUTED..................................
CONTINUING OPERATIONS......................  $     (0.53)  $     (0.32)  $     (1.27)  $     (0.13)
DISCONTINUED OPERATIONS....................        (0.02)        (0.01)        (0.06)        (0.01)
                                             -----------   -----------   -----------   -----------
  TOTAL....................................  $     (0.55)  $     (0.33)  $     (1.33)  $     (0.14)
                                             ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING--BASIC AND DILUTED...........    6,667,639     4,830,779     6,166,695     4,039,832
                                             ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(6,682,250)  $   104,542
  Adjustments to reconcile net income (loss) to cash used in operating activities:
    Depreciation and amortization...........................    1,119,802       381,592
    Amortization of debt discount...........................                    122,778
    Amortization of debt issue costs........................                    283,754
    Gain on sale of division................................                 (4,402,076)
    Provision for bad debts.................................      168,500       140,000
    Deferred rent expense...................................      (26,619)      (52,784)
    Change in operating assets and liabilities:
      Accounts receivable...................................     (955,957)     (380,093)
      Prepaid expenses......................................     (350,260)
      Accounts payable and accrued expenses.................      385,465       176,343
      Accrued payroll liabilities...........................       90,099        (1,153)
      Unearned revenue......................................       26,876      (181,542)
      Other.................................................     (407,705)      (28,167)
                                                              -----------   -----------
    Net cash used in operating activities...................   (6,632,049)   (3,696,183)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............     (306,900)     (345,278)
  Proceeds from sale of division............................                  4,500,000
  Cash from acquisition.....................................      136,938
  Loans to shareholders.....................................     (370,000)
  Payment of acquisition costs..............................     (213,461)
  Other.....................................................           --       (46,540)
                                                              -----------   -----------
    Net cash (used in) provided by investing activities.....     (753,423)    4,108,182
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs........................                    (28,937)
  Payment of deferred debt issue costs......................      109,158       (35,395)
  Proceeds from issuance of preferred shares and warrants,
    net of offering costs...................................    7,031,251
  Repayment of capital lease obligations....................     (192,197)      (76,364)
  Proceeds from issuance of common shares and exercise of
    warrants................................................      477,998
                                                              -----------   -----------
    Net cash provided by (used in) financing activities.....    7,426,210      (140,696)
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       40,738       271,303
CASH AND CASH EQUIVALENTS at beginning of period............    2,541,932     3,187,948
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS at end of period..................  $ 2,582,670   $ 3,459,251
                                                              ===========   ===========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING ACTIVITIES:

    During the nine-month periods ended September 30, 1999 and 1998, capital lease obligations of $93,242 and $159,391, respectively, were incurred when the Company entered into leases on computer equipment.

    During the nine months ended September 30, 1999, the Company issued 1,252,174 shares of common stock for the net assets of First Institutional Marketing, Inc. and certain of its affiliates.

    During the nine months ended September 30, 1999, the Company issued 185,342 shares of common stock for the net assets of Ganymede Corporation.

    During the nine months ended September 30, 1998, $1,700,000 of convertible debentures were converted into 961,460 shares of common stock.

    During the nine months ended September 30, 1998, 12,500 shares of preferred stock were converted into 366,630 shares of common stock.

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

2.  ACQUISITION OF FIRST INSTITUTIONAL MARKETING, INC. ("FIMI")

    On March 24, 1999, the Company acquired First Institutional
Marketing, Inc., and certain of its affiliates ("FIMI") of Houston, Texas for total consideration of $4,236,104, consisting of 1,252,174 shares of common stock. The acquisition has been accounted for as purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the definitive agreement was publicly announced. The Company has engaged an independent firm to assess the fair value of the assets purchased and liabilities assumed. The resulting goodwill will be amortized over a period of approximately 3 years. Results of operations for FIMI are included with those of the Company subsequent to the date of acquisition.

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

    The acquisition has been accounted for as a purchase. The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The resulting goodwill will be amortized over a period of approximately 3 years. Results of operations for Ganymede have been included with those of the Company for periods subsequent to the date of acquisition.

4.  DISPOSITION OF INTERNET SECURITY SERVICES DIVISION

    On October 1, 1999, the Company sold substantially all of the assets of its HomeCom Internet Security Services ("HISS") division to Infrastructure
Defense, Inc. ("iDefense") for $1.35 million in common stock of the non-public acquiror and $200,000 cash, payable on January 1, 2000. The purchase price was established through arms' length negotiations between the Company and Defense. The Company intends to record a gain of approximately $1.5 million on the sale of the HISS unit in the fourth quarter of 1999. The foregoing description of the Sale is qualified in its entirety by reference to the full text of the Asset Purchase Agreement, dated as of October 1, 1999 (the "Asset Purchase Agreement"), by and between the Company and to Infrastructure Defense, Inc., a Delaware corporation. The Board of Directors of the Company determined to dispose of the HISS unit on September 1, 1999. Accordingly, results of operations from the discontinued HISS unit have been shown as a discontinued operation in the Statement of Operations for the three and nine months ended September 30, 1999. The Asset Purchase Agreement is incorporated herein by reference as Exhibit 10.77 to this Report. The following unaudited pro forma balance sheet as of June 30, 1998 gives effect to the disposition of assets described above as if the transaction had occurred on that date. The following unaudited statements of operations for the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998 give effect to the disposition of assets as though it had occurred on January 1, 1998.

    The unaudited pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable in the circumstances. The unaudited pro forma financial information purports neither to represent what the Company's financial position or results of operations would have actually been if the disposition had occurred on January 1, 1999 or 1998 nor to project the Company's financial position or results of operations for any future date or period. The unaudited pro forma financial information should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A.

5.  ISSUANCE OF SERIES B PREFERRED STOCK

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

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $792,000 of the beneficial conversion was amortized in the second quarter of 1999 and $9,854 in the third quarter of 1999. The balance of the beneficial conversion feature is being recognized from the Issuance Date through March, 2002.

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

6.  ISSUANCE OF SERIES C PREFERRED STOCK

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

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $3,323,748 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $3,170,904 assigned to the preferred stock and $152,844 assigned to the warrants as of July 27, 1999. The Company then allocated $1,678,505 of the Series C net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $376,952 of the beneficial conversion was amortized in the third quarter of 1999. The balance of the beneficial conversion feature is being recognized from the Issuance Date through July, 2002.

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

7.  ISSUANCE OF SERIES D PREFERRED STOCK

    On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company's Series D Convertible Preferred Stock, par value $.01 per share (the "Series D Preferred Stock") and warrants to acquire up to 25,000 shares of Common Stock (the "Series D Preferred Warrants"). The Series D Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the "Series D Stated Value"). Each Series D Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series D Stated Value by the lesser of (a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series D Preferred Stock issued and outstanding on September 22, 2002 will automatically be converted into Common Stock at the conversion price then in effect.

    Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933 (the "1933 Act") with respect to a minimum of 533,368 shares of Common Stock issuable upon conversion of the Series D Preferred Stock and exercise of the Series D Preferred Warrants. We are obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. We may, at our option at any time after the 90th day following the issuance of the Series D Preferred Stock through September 22, 2001, prohibit holders of the Series D Preferred Stock from exercising any conversion rights for up to 90 days, provided that certain conditions are met. If we exercise that right, we are required to compensate the holders of the Series D Preferred Stock in cash in an amount equal to 3% of the principal amount of the Series D Preferred Stock held by each holder for each thirty days that prohibition is in effect (pro rated for partial months) or, at our option, deliver Common Stock in payment of such amount (based on the average closing bid prices for the Common Stock for the twenty trading days preceding the end of each calendar month during the period conversion is so prohibited).

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,423,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,387,477 assigned to the preferred stock and $36,273 assigned to the warrants as of September 28, 1999. The Company then allocated $642,084 of the Series D net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $136,035 of the beneficial conversion was amortized in the third quarter of 1999. The balance of the beneficial conversion feature is being recognized from the Issuance Date through September, 2002.

    The right of the holders of the Series D Preferred Stock to convert their shares is also subject to the following restrictions: (i) during the period beginning on the issuance date through the following 90 days, each holder may not convert more than 25% of the Series D Preferred Stock purchased by such holder; (ii) during the period beginning on the issuance date through the following 120 days, each holder may not convert more than 50% of the Series D Preferred Stock purchased by such holder; and (iii) during the period beginning on the issuance date through the following 150 days, each holder may not convert more than 75% of the Series D Preferred Stock purchased by such holder. At any time after the issuance date, the Company shall have the right, in its sole discretion, to redeem, from time to time, any or all of the Series D Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption. The redemption price will be calculated as (i) 105% of the original purchase price for the first 30 days following the issuance date; (ii) 110% of the original purchase price for the next 90 days thereafter and (iii) 120% of the original purchase price after 120 days from the issuance date.

    The Series D Preferred Warrants expire on September 27, 2004 and have an exercise price of $7.34 per share, subject to adjustment under certain circumstances.

8.  BASIC AND DILUTED INCOME (LOSS) PER SHARE

    The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings Per Share", effective December 31, 1997. Earnings (loss) per common share was computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible securities was excluded from the computations for the three and nine months ended September 30, 1999, as they are antidilutive.

    The following table sets forth the calculation of the earnings (loss) per share of the Company:


Earnings (loss) per share computation--
  basic and diluted
Income (loss) from continuing
  operations............................  $ (3,008,349)  $ (1,565,706)  $ (6,480,666)  $    139,212
Less: Preferred stock dividend..........      (522,841)             0     (1,315,231)      (666,667)
                                          ------------   ------------   ------------   ------------
Income (loss) applicable to common
  shareholders..........................    (3,541,465)    (1,565,316)    (7,841,481)      (527,125)
Discontinued operations.................      (115,275)       (50,610)      (401,584)       (34,670)
                                          ------------   ------------   ------------   ------------
Net income (loss) applicable to common
  shareholders..........................  $ (3,646,465)  $ (1,616,316)  $ (8,197,481)  $   (562,125)
                                          ============   ============   ============   ============
Weighted average common shares
  outstanding--
  Basic and diluted.....................     6,667,639      4,830,779      6,166,695      4,039,832
                                          ============   ============   ============   ============
Earnings (loss) per share--basic and
  diluted
Income (loss) from continuing
  operations............................  $      (0.53)  $      (0.32)  $      (1.27)  $      (0.13)
Discontinued operations.................         (0.02)         (0.01)         (0.06)         (0.01)
                                          ------------   ------------   ------------   ------------
Net income (loss) available to common
  shareholders..........................  $      (0.55)  $      (0.33)  $      (1.33)  $      (0.14)
                                          ============   ============   ============   ============

9.  SEGMENT INFORMATION

    During 1998, HomeCom reorganized into five separate business units, organized on the basis of products and services. Prior to that time, the Company operated in a single business segment. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development
(FAST), Internet outsourcing services (HostAmerica), Internet security services
(HISS), software products, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense Inc.

    The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the three and nine months ended
September 30, 1999 and 1998 (in thousands):

                                                              THREE MONTHS
                                                                  ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
Revenues:
FAST.....................................................  $ 1,070    $   468    $ 2,915    $ 1,342
HostAmerica..............................................                  (1)                  537
InsureRate/FIMI..........................................      886                 1,779
Software Products........................................      104         13        185         13
HISS.....................................................      133        233        361        606
Totals...................................................  $ 2,193    $   713    $ 5,240    $ 2,498

Business Unit Net Income (Loss):
FAST.....................................................  $   203    $  (224)   $   470    $  (275)
HostAmerica..............................................                  (5)                  205
InsureRate/FIMI..........................................     (811)      (120)    (1,780)      (225)
Software Products........................................     (418)      (166)      (736)      (338)
HISS.....................................................     (115)       (51)      (356)       (35)

Business Unit Net Income (Loss)..........................  $(1,141)   $  (566)   $(2,402)   $  (668)
Adjustments to reconcile business unit net income (loss)
  with consolidated net income (loss):
General & Administrative Expenses........................   (1,435)    (1,121)    (1,780)      (655)
Gain on Sale of Division.................................                                     4,402
Interest Expense.........................................       (9)        (5)       (25)      (444)
Net Other................................................     (539)        76     (2,675)    (2,530)
Consolidated Net Income (Loss)...........................  $(3,124)   $(1,616)   $(6,882)   $   105

10. INCOME TAXES

    There was no provision for or cash payment of income taxes for the three and nine months ended September 30, 1999 and 1998, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 1999.

11. OTHER MATTERS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    NET SALES. Net sales increased 330% from $478,372 in the third quarter of 1998 to $2,059,681 in the third quarter of 1999. Revenues from service sales increased 321% from $464,493 in the third quarter of 1998 to $1,958,276 in the third quarter of 1999. This increase of $1,493,783 is primarily attributable to increases in custom application development revenues of approximately $600,000 and to insurance sales of approximately $886,000 from the FIMI acquisition. Revenue from equipment sales increased from $13,879 in the third quarter of 1998 to $101,405 in the third quarter of 1999 due to increased sales of hardware and software.

    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $398,108, or 83.2% of revenues in the third quarter of 1998 to $1,450,941, or 268% of revenues in the third quarter of 1999. This increase reflects the FIMI acquisition, as well as increased costs for technical and support personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998. The decrease in cost of sales as a percentage of revenues is due to higher gross margins on insurance sales, which began with he FIMI acquisition in late March 1999.

    GROSS PROFIT. Gross profit increased by $576,634 from $(18,301) in the third quarter of 1998 to $558,333 in the third quarter of 1999. Gross profit margins increased from (3.2)% during the third quarter of 1998 to 27.1% during the third quarter of 1999. These increases primarily reflect the acquisition of FIMI in late March 1999.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 996.3% from $136,678 in 1998 to $1,348,107 in 1999. This increase was primarily attributable to commissions on insurance sales due to the FIMI acquisition, as well as increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses increased from 28.6% in 1998 to 65.5% in 1999.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $426,871 or 20.7% of net sales in the third quarter of 1999. This compares to total product development expenditures of $167,556 or 35.0% of sales in the third quarter of 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $1,171,988 in the third quarter of 1998 to $1,306,141 in the third quarter of 1999 due primarily to the FIMI acquisition. As a percentage of net sales, these expenses decreased from 245.0% in the third quarter of 1998 to 63.4% in the third quarter of 1999, due primarily to increases in revenues due to the FIMI acquisition without proportional increases in general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $124,110 in the third quarter of 1998 to $485,139 in the third quarter of 1999, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisitions of FIMI and Ganymede.

    LOSS FROM DISCONTINUED OPERATIONS. On September 1, 1999 the Board of Directors of the Company determined to dispose of its HISS Business Unit. The loss attributable to HISS operations for the third quarter of 1999 thru September 30, 1999 was $115,275. HISS was sold on October 1, 1999.

    INTEREST EXPENSE. Interest expense increased from $5,494 in the third quarter of 1998 to $9,262 during the third quarter of 1999, principally reflecting increases in capital leases over the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    NET SALES. Net sales increased 158.8% from $1,884,927 in the first nine months of 1998 to $4,878,962 in the first nine months of 1999. Revenues from service sales increased 156.7% from $1,854,708 in the first nine months of 1998 to $4,760,878 in the first nine months of 1999. This increase of $2,906,170 is primarily attributable to increases in custom application development revenues of approximately $1,573,000, software product sales of approximately $172,000, and insurance sales of approximately $1,779,000 from the FIMI acquisition, offset by lower hosting revenues of approximately $537,000 due to the sale of HostAmerica in June 1998. Revenue from equipment sales increased from $30,219 in the first nine months of 1998 to $118,084 in the first nine months of 1999. This increase of $87,865 was attributable to decreased sales of hardware and software.

    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $1,176,045, or 62.4% of revenues in the first nine months of 1998 to $3,289,155, or 67.4% of revenues in the first nine months of 1999. This increase reflects the FIMI acquisition, as well as increased costs for technical personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998.

    GROSS PROFIT. Gross profit increased by $463,304 from $510,925 in the first nine months of 1998 to $1,474,234 in the first nine months of 1999. Gross profit margins were 30.2% during the first nine months of 1999, compared to 27.1% during the first nine months of 1998.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 534.9% from $439,045 in 1998 to $2,787,569 in 1999. This increase was primarily attributable to commissions on insurance sales due to the FIMI acquisition, as well as increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses increased from 23.3% in 1998 to 57.1% in 1999.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $691,004 or 14.2% of net sales in the first nine months of 1999. This compares to total product development expenditures of $291,420 or 15.5% of sales in the first nine months of 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $3,421,972 in the first nine months of 1998 to $3,489,424 in the first nine months of 1999. As a percentage of net sales, these expenses decreased from 181.5% in the first nine months of 1998 to 71.5% in the first nine months of 1999, due primarily to increases in revenues without proportional increases in general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $302,906 in the first nine months of 1998 to $1,010,236 in the first nine months of 1999, reflecting increased expenditures on capital equipment and amortization of intangible assets associated with the acquisitions of FIMI and Ganymede.

    LOSS FROM DISCONTINUED OPERATIONS. On September 1, 1999 the Board of Directors of the Company determined to dispose of its HISS Business Unit. The loss attributable to HISS operations for the nine months ended September 30, 1999 thru September 30, 1999 was $401,584, compares to a loss in the first nine months of 1998 of $34,670. HISS was sold on October 1, 1999.

    OTHER INCOME. During the nine months ended June 30, 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076.

    INTEREST EXPENSE. Interest expense decreased from $444,023 in the first nine months of 1998 to $25,416 during the first nine months of 1999, principally reflecting amortization of the discount ($122,778) and debt issue costs ($283,754) incurred in 1998 for the Company's 5% convertible debentures issued in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has substantially limited unused sources of capital. As of September 30, 1999, the Company had net working capital of approximately $2,984,384. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings. On July 28, 1999, the Company sold $3,500,000 of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company's Series D Convertible Preferred Stock, with net proceeds to the Company of $1,423,750.00

    On September 7, 1999, we announced a restructuring of our business consistent with our core internet banking, insurance offerings, and professional services operations. This restructuring is expected to result in a reduction of expenses of approximately $3.5 million over the next twelve months, and a reduction in our personnel by about 60 employees, to about 95 employees (after taking into effect the divestiture of our security consulting and integration division). There is no such assurance that such actions will be sufficient. The Company currently only has sufficient working capital to last until approximately December 31, 1999. If the Company exhausts its current sources of capital and is not able to obtain additional capital, the Company will be required to undertake additional steps to continue its operations. Such steps may include further reduction of the Company's operating costs and other expenditures, including additional reductions of personnel and suspension of salary increases and capital expenditures. If such measures are not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests, including the possible sale of some or all of the Company's business lines. Any such actions undertaken may limit the Company's opportunities to realize continued increases in sales and the Company may not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company exhausts its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve positive cash flows, the Company will be forced to seek protection from its creditors. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this registration statement have been prepared assuming the Company is a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

    In September, 1999, HomeCom announced that it had entered into a letter of intent with J.P. Turner & Company, L.L.C. to consummate an underwritten public offering of $10 million of the securities of the Company. There is no assurance that such public offering will be successful, or that HomeCom will not exhaust its current capital resources before the consummation of the offering.

    The Company has also engaged Raymond James & Associates, Inc. to assist the Company in evaluating strategic alternatives.

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

    Net cash used in operating activities was $6,632,049 for nine months ended September 30, 1999. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued

20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold $3,500,000 of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company's Series D Convertible Preferred Stock, with net proceeds to the Company of $1,423,750.00.

    The Company spent $306,900 and $345,278 during the nine months ended September 30, 1999 and 1998, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the lnternet and Intranet applications marketplace. The Company's commitments as of December 31, 1998 consist primarily of leases on its Atlanta, Vienna, Virginia, Houston, Texas, Chicago, and New York City facilities.

    Accounts receivable, net of allowance for doubtful accounts, totaled $1,461,449 as of September 30, 1999. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

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

    On June 25, 1999, the Company filed a report on Form 8-K under Item 6 with respect to the resignation of Nat Stricklen from the Company's Board of Directors.

    On October 18, 1999, the Company filed a report on Form 8-K under Item 2 with respect to the sale of HISS.

    On November 5, 1999 the Company filed a report on Form 8-K under Item 6 with respect to the resignation of Kris Puri from the Company's Board of Directors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HOMECOM COMMUNICATIONS, INC.

                                                      /s/ HARVEY W. SAX
                                                      -------------------------------------------
Date: November 15, 1999                               President and
                                                      Chief Executive Officer

                                                      /s/ JAMES WM. ELLSWORTH
                                                      -------------------------------------------
Date: November 15, 1999                               Chief Financial Officer
                                                      (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION                             PAGE
---------------------                           -----------                           --------
    27                  Financial Data Schedule (For SEC Use only)..................     21