Form 10-Q/A
period 1999-09-30
HOMECOM COMMUNICATIONS INC
filed 1999-11-17
CIK 1021226

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

                              Yes /X/      No / /


    As of November 11, 1999, there were 6,673,203 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                                 BALANCE SHEETS


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,582,670    $ 2,291,932
  Restricted cash...........................................            --        250,000
  Accounts receivable, net of allowance for uncollectible
    accounts of $214,930 and $95,384 as of September 30,
    1999 and December 31, 1998, respectively................     1,707,035        680,790
  Loans to shareholders.....................................       370,000
  Other current assets......................................       413,464          4,796
                                                              ------------    -----------
    Total current assets....................................     5,073,169      3,227,518
FURNITURE, FIXTURES AND EQUIPMENT, NET......................     1,036,582        797,263
DEPOSITS....................................................       242,182         80,231
DEFERRED ACQUISITION COSTS..................................            --        109,158
INTANGIBLE ASSETS, NET......................................     5,445,864        351,320
OTHER ASSETS................................................       245,974             --
                                                              ------------    -----------
    Total assets............................................  $ 12,043,771    $ 4,565,490
                                                              ============    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $  1,397,909    $   424,094
  Accrued payroll liabilities...............................       426,213        300,927
  Unearned revenue..........................................       155,221        128,345
  Current portion of obligations under capital leases.......       109,442        108,427
                                                              ------------    -----------
    Total current liabilities...............................     2,088,785        961,793
OTHER LIABILITIES...........................................        72,019         67,006
OBLIGATIONS UNDER CAPITAL LEASES............................       126,353         88,242
                                                              ------------    -----------
                                                                 2,287,157      1,117,041
                                                              ------------    -----------
REDEEMABLE PREFERRED STOCK $.0001 par value, 125 shares
  authorized, Series B, 125 issued and outstanding at
  September 30, 1999, respectively and 0 shares outstanding
  on December 31, 1998, convertible, participating; $20,523
  per share liquidation value at September 30, 1999.........     1,649,469             --
                                                              ------------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock $0.001 par value, 1,000,000 authorized,
    Series C and Series D 175 and 75 authorized, issued, and
    outstanding at September 30, 1999, respectively, and 0
    shares outstanding on December 31, 1998, convertible,
    participating, $20,214 and $20,010 per share liquidation
    value at September 30, 1999 respectively................             3             --
  Common stock, $.0001 par value, 15,000,000 shares
    authorized, 6,669,765 and 5,072,397 shares issued and
    outstanding at September 30, 1999 and December 31, 1998,
    respectively............................................           667            507
Additional paid-in capital..................................    21,798,069     10,355,724
Subscriptions receivable....................................       (98,440)      (196,878)
Accumulated deficit.........................................   (13,593,154)    (6,710,904)
                                                              ------------    -----------
  Total stockholders' equity................................     8,107,145      3,448,449
                                                              ------------    -----------
  Total liabilities and stockholders' equity................  $ 12,043,771    $ 4,565,490
                                                              ============    ===========


   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                1999          1998          1999          1998
                                             -----------   -----------   -----------   -----------
NET SALES:
  Service sales............................  $ 1,958,276   $   464,493   $ 4,760,878   $ 1,854,708
  Equipment sales..........................      101,405        13,879       118,084        30,219
                                             -----------   -----------   -----------   -----------
    Total net sales........................    2,059,681       478,372     4,878,962     1,884,927
                                             -----------   -----------   -----------   -----------
COST OF SALES:
  Cost of services.........................    1,450,941       398,108     3,289,155     1,176,045
  Cost of equipment sold...................       50,407        98,565       115,573       197,957
                                             -----------   -----------   -----------   -----------
    Total cost of sales....................    1,501,348       496,673     3,404,728     1,374,002
                                             -----------   -----------   -----------   -----------
GROSS PROFIT...............................      558,333       (18,301)    1,474,234       510,925
                                             -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Sales and marketing......................    1,348,107       136,678     2,787,569       439,045
  Product development......................      426,871       167,556       691,004       291,420
  General and administrative...............    1,306,141     1,171,988     3,489,424     3,421,972
  Depreciation and amortization............      485,139       124,110     1,010,236       302,906
                                             -----------   -----------   -----------   -----------
    Total operating expenses...............    3,566,258     1,600,332     7,978,233     4,455,343
                                             -----------   -----------   -----------   -----------
OPERATING (LOSS)...........................   (3,007,925)   (1,618,633)   (6,503,999)   (3,944,418)
OTHER EXPENSES (INCOME)
  Gain on sale of division.................                                             (4,402,076)
  Interest expense.........................        9,263         5,494        25,416       444,023
  Other expense (income), net..............       (8,839)      (58,421)      (48,749)     (125,577)
                                             -----------   -----------   -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES......................   (3,008,349)   (1,565,706)   (6,480,666)      139,212
                                             -----------   -----------   -----------   -----------
INCOME TAX PROVISION (BENEFIT).............
INCOME (LOSS) FROM CONTINUING OPERATIONS...   (3,008,349)   (1,565,706)   (6,480,666)      139,212
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS...............................     (115,275)      (50,610)     (401,584)      (34,670)
                                             -----------   -----------   -----------   -----------
NET INCOME (LOSS)..........................   (3,123,624)   (1,616,316)   (6,882,250)      104,542
PREFERRED STOCK DIVIDEND...................     (522,841)                 (1,315,231)     (666,667)
                                             -----------   -----------   -----------   -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.....  $(3,646,465)  $(1,616,316)  $(8,197,481)  $  (562,125)
                                             ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER COMMON SHARE--BASIC AND
  DILUTED..................................
CONTINUING OPERATIONS......................  $     (0.53)  $     (0.32)  $     (1.26)  $     (0.13)
DISCONTINUED OPERATIONS....................        (0.02)        (0.01)        (0.07)        (0.01)
                                             -----------   -----------   -----------   -----------
  TOTAL....................................  $     (0.55)  $     (0.33)  $     (1.33)  $     (0.14)
                                             ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING--BASIC AND DILUTED...........    6,667,639     4,830,779     6,166,695     4,039,832
                                             ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(6,882,250)  $   104,542
  Adjustments to reconcile net income (loss) to cash used in operating activities:
    Depreciation and amortization...........................    1,119,802       381,592
    Amortization of debt discount...........................                    122,778
    Amortization of debt issue costs........................                    283,754
    Gain on sale of division................................                 (4,402,076)
    Provision for bad debts.................................      168,500       140,000
    Deferred rent expense...................................      (26,619)      (52,784)
    Change in operating assets and liabilities:
      Accounts receivable...................................     (897,549)     (380,093)
      Prepaid expenses......................................     (408,668)
      Accounts payable and accrued expenses.................      385,465       176,343
      Accrued payroll liabilities...........................       90,099        (1,153)
      Unearned revenue......................................       26,876      (181,542)
      Other.................................................     (404,725)      (28,167)
                                                              -----------   -----------
    Net cash used in operating activities...................   (6,829,069)   (3,836,806)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............     (306,900)     (345,278)
  Proceeds from sale of division............................                  4,500,000
  Cash from acquisition.....................................      136,938
  Loans to shareholders.....................................     (370,000)
  Payment of acquisition costs..............................     (213,461)
  Other.....................................................           --       (46,540)
                                                              -----------   -----------
    Net cash (used in) provided by investing activities.....     (753,423)    4,108,182
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs........................                    (28,937)
  Payment of deferred debt issue costs......................      109,158       (35,395)
  Proceeds from issuance of preferred shares and warrants,
    net of offering costs...................................    7,031,251
  Repayment of capital lease obligations....................     (192,197)      (76,364)
  Proceeds from issuance of common shares and exercise of
    warrants................................................      675,018       140,623
                                                              -----------   -----------
    Net cash provided by (used in) financing activities.....    7,623,230           (73)
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       40,738       271,303
CASH AND CASH EQUIVALENTS at beginning of period............    2,541,932     3,187,948
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS at end of period..................  $ 2,582,670   $ 3,459,251
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

4.  DISPOSITION OF INTERNET SECURITY SERVICES DIVISION


    On October 1, 1999, the Company sold substantially all of the assets of its HomeCom Internet Security Services ("HISS") division to Infrastructure
Defense, Inc. ("iDefense") for $1.35 million in common stock of the non-public acquiror and $200,000 cash, payable on January 1, 2000. The purchase price was established through arms' length negotiations between the Company and Defense. The Company intends to record a gain of approximately $1.5 million on the sale of the HISS unit in the fourth quarter of 1999. The foregoing description of the Sale is qualified in its entirety by reference to the full text of the Asset Purchase Agreement, dated as of October 1, 1999 (the "Asset Purchase Agreement"), by and between the Company and to Infrastructure Defense, Inc., a Delaware corporation. The Board of Directors of the Company determined to dispose of the HISS unit on September 1, 1999. Accordingly, results of operations from the discontinued HISS unit have been shown as a discontinued operation in the Statement of Operations for the three and nine months ended September 30, 1999. This discontinued operations presentation results in certain revenue and expense reclassifications for the periods presented. The Asset Purchase Agreement is incorporated herein by reference as Exhibit 10.77 to this Report. The following unaudited pro forma balance sheet as of June 30, 1998 gives effect to the disposition of assets described above as if the transaction had occurred on that date. The following unaudited statements of operations for the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998 give effect to the disposition of assets as though it had occurred on January 1, 1998.


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

    The following table sets forth the calculation of the earnings (loss) per share of the Company:



Earnings (loss) per share computation--
  basic and diluted
Income (loss) from continuing
  operations............................  $ (3,008,349)  $ (1,565,706)  $ (6,480,666)  $    139,212
Less: Preferred stock dividend..........      (522,841)             0     (1,315,231)      (666,667)
                                          ------------   ------------   ------------   ------------
Income (loss) applicable to common
  shareholders..........................    (3,531,190)    (1,565,706)    (7,795,897)      (527,455)
Discontinued operations.................      (115,275)       (50,610)      (401,584)       (34,670)
                                          ------------   ------------   ------------   ------------
Net income (loss) applicable to common
  shareholders..........................  $ (3,646,465)  $ (1,616,316)  $ (8,197,481)  $   (562,125)
                                          ============   ============   ============   ============
Weighted average common shares
  outstanding--
  Basic and diluted.....................     6,667,639      4,830,779      6,166,695      4,039,832
                                          ============   ============   ============   ============
Earnings (loss) per share--basic and
  diluted
Income (loss) from continuing
  operations............................  $      (0.53)  $      (0.32)  $      (1.26)  $      (0.13)
Discontinued operations.................         (0.02)         (0.01)         (0.07)         (0.01)
                                          ------------   ------------   ------------   ------------
Net income (loss) available to common
  shareholders..........................  $      (0.55)  $      (0.33)  $      (1.33)  $      (0.14)
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

    The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the three and nine months ended
September 30, 1999 and 1998 (in thousands):

                                                              THREE MONTHS
                                                                  ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
Revenues:
FAST.....................................................  $ 1,070    $   468    $ 2,915    $ 1,342
HostAmerica..............................................                  (1)                  537
InsureRate/FIMI..........................................      886                 1,779
Software Products........................................      104         13        185         13
HISS.....................................................      133        233        361        606
                                                           -------    -------    -------    -------
Totals...................................................  $ 2,193    $   713    $ 5,240    $ 2,498

Business Unit Net Income (Loss):
FAST.....................................................  $   203    $  (224)   $   470    $  (275)
HostAmerica..............................................                  (5)                  205
InsureRate/FIMI..........................................     (811)      (120)    (1,780)      (225)
Software Products........................................     (418)      (166)      (736)      (338)
HISS.....................................................     (115)       (51)      (356)       (35)
                                                           -------    -------    -------    -------

Business Unit Net Income (Loss)..........................  $(1,141)   $  (566)   $(2,402)   $  (668)
Adjustments to reconcile business unit net income (loss)
  with consolidated net income (loss):
General & Administrative Expenses........................   (1,435)    (1,121)    (1,780)      (655)
Gain on Sale of Division.................................                                     4,402
Interest Expense.........................................       (9)        (5)       (25)      (444)
Net Other................................................     (539)        76     (2,675)    (2,530)
                                                           -------    -------    -------    -------
Consolidated Net Income (Loss)...........................  $(3,124)   $(1,616)   $(6,882)   $   105

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


    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $398,108, or 83.2% of revenues in the third quarter of 1998 to $1,450,941, or 70.4% of revenues in the third quarter of 1999. This increase reflects the FIMI acquisition, as well as increased costs for technical and support personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998. The decrease in cost of sales as a percentage of revenues is due to higher gross margins on insurance sales, which began with he FIMI acquisition in late March 1999.



    GROSS PROFIT. Gross profit increased by $576,634 from $(18,301) in the third quarter of 1998 to $558,333 in the third quarter of 1999. Gross profit margins increased from (3.8)% during the third quarter of 1998 to 27.1% during the third quarter of 1999. These increases primarily reflect the acquisition of FIMI in late March 1999.



    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 886.3% from $136,678 in 1998 to $1,348,107 in 1999. This increase was primarily attributable to commissions on insurance sales due to the FIMI acquisition, as well as increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses increased from 28.6% in 1998 to 65.5% in 1999.


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

    GROSS PROFIT. Gross profit increased by $963,309 from $510,925 in the first nine months of 1998 to $1,474,234 in the first nine months of 1999. Gross profit margins were 30.2% during the first nine months of 1999, compared to 27.1% during the first nine months of 1998.


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


    Net cash used in operating activities was $6,829,069 for nine months ended September 30, 1999. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued

20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold $3,500,000 of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company's Series D Convertible Preferred Stock, with net proceeds to the Company of $1,423,750.00.


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


                                                      HOMECOM COMMUNICATIONS, INC.

                                                      /s/ HARVEY W. SAX
                                                      -------------------------------------------
Date: November 17, 1999                               President and
                                                      Chief Executive Officer

                                                      /s/ JAMES WM. ELLSWORTH
                                                      -------------------------------------------
Date: November 17, 1999                               Chief Financial Officer
                                                      (Principal Financial Officer)

                          HOMECOM COMMUNICATIONS, INC.
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION                             PAGE
---------------------                           -----------                           --------
    27                  Financial Data Schedule (For SEC Use only)..................     21