Form 10-K
period 1999-12-31
HOMECOM COMMUNICATIONS INC
filed 2000-03-31
CIK 1021226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-29204
                            ------------------------
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
                                 (404) 237-4646

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    TITLE OF EACH CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------  ------------------------------------
Common Stock, par value $0.0001 per share                      The Nasdaq SmallCap-TM- Market

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 28, 2000 as reported by The Nasdaq Stock Market, was approximately $24,029,000. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 28, 2000, Registrant had outstanding 8,131,250 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                           DESCRIPTION                           PAGE NO.
--------   ------------------------------------------------------------  --------
PART I
       1.  BUSINESS....................................................      2
       2.  PROPERTIES..................................................      8
       3.  LEGAL PROCEEDINGS...........................................      8
       4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      8
PART II
       5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.........................................      9
       6.  SELECTED FINANCIAL DATA.....................................     10
       7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................     10
       8.  FINANCIAL STATEMENTS........................................     17
       9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................     39
PART III   (Space intentionally left blank)
PART IV
      14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................     40
           SIGNATURES..................................................     46

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning HomeCom's expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning the development and marketing of customized internet applications and security consulting services and the effect of market conditions and competition. When used in this Form 10-K, the words "believes," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to HomeCom on the date hereof, and HomeCom assumes no obligation to update any such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or implied by such forward-looking statements. Such risks and uncertainties include the timing and acceptance of new product introductions, the actions of HomeCom's competitors and business partners, and the factors discussed below.

GENERAL

    HomeCom Communications, Inc. is a Delaware corporation, organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. In the fourth quarter of 1997, the Company made a strategic decision to move away from horizontally focused Internet Web design and hosting services to become a vertically focused Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals.

    HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable financial institutions and their customers to use the Internet and intranets/ extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to enable financial institutions to establish electronic channels to consumers and conduct business by providing secure, innovative, Internet-based applications to the banking, insurance and brokerage industries. As a B2B (business to business) technology provider to this electronic channel, HomeCom intends to continually enrich the content of its proprietary applications; host and maintain its own as well as third party software applications; and to provide strategic design, consulting, and development services to financial institutions on e-commerce and web marketing. HomeCom derives revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees. HomeCom has grown to approximately 76 full-time employees and occupies approximately 38,900 square feet of office space with offices in Atlanta, Houston, New York City, and the Chicago area.

    HomeCom's proprietary web solutions, which are built around industry standards such as Open Financial Exchange ("OFX"), are designed to enable its clients to increase revenues, achieve distinct competitive advantages, reduce costs, and improve customer support. The Company employs full time multimedia artists, Ph.D. computer programmers, licensed financial brokers and agents, and network engineers. HomeCom provides Internet/intranet solutions in three areas:
(i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing;
(ii) the development, sale and integration of HomeCom's existing software applications into the client's operations; and, (iii) security consulting and integration services. In

October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror, Infrastructure Defense Inc.

PRODUCTS AND SERVICES

    Businesses such as banks, brokerage firms, and insurance companies can use HomeCom's Personal Internet Banker-TM- and InsureRate-TM- software to allow customers and professionals within these organizations to access and manage accounts and to transact insurance sales and quotes. Its Harvey-TM- software collects demographic information from users for personally tailored marketing efforts. Financial Institutions that integrate their legacy systems, the Personal Internet Banker or InsureRate applications with the Harvey application can create multiple, focused marketing campaigns for client cross-selling initiatives. HomeCom also designs and creates Web sites, custom complex web applications for interactive Web sites, intranets/extranets, sells third party Internet security software, and provides server hosting and outsourcing facilities.

    In 1999, HomeCom provided its product and service offerings through four distinct but integrated business units. In 2000, HomeCom will provide its products and services through three distinct business units (due to the sale in October, 1999 of the HomeCom Internet Security Services business unit):

1. HomeComFinancial Applications, Solutions and Technology ("FAST") creates Internet and intranet business applications, solutions and technology focused on the banking, insurance and brokerage client markets. Applications include software programs ranging from simple mathematical calculators to extremely sophisticated intranets/extranets communicating with legacy systems and client/server databases. Significant FAST revenue is generated from the installation, integration and customization of Personal Internet Banker, Harvey and InsureRate within a client's website and e-commerce operations. HomeCom also provides turnkey hosting services for these applications.

2. HomeCom's Financial Solutions (Software Product Group) provides cost effective, one-stop web-based financial service applications to the banking, credit union and brokerage industries that allow its clientele to rapidly deploy competitive e-commerce platforms at far less cost than custom application development. HomeCom's turnkey solutions are targeted to the 14,000 banks and credit unions with assets between $500 million and $20 billion:

    - Personal Internet Banker-TM- ("PIB") provides interactive Internet banking including bill payment, balance inquiry, funds transfer, and statement download for checking, savings and credit card accounts.

    - Harvey-TM- enables banks to both advertise and market targeted consumers based on demographics and web site browsing preferences. As consumers interact with the financial institution's web site, Harvey-TM-mines the data they enter on application forms, adds information about what they looked at or clicked on and then combines that information with data from a variety of legacy systems to dramatically increase the financial institution's cross selling and profit capability.

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

3. HomeCom's InsureRate-TM- provides turnkey online insurance programs to financial institutions, particularly banks, credit unions, brokerage houses and financial web portals. InsureRate's bundled or unbundled modular approach to insurance programs within a financial institution allows InsureRate's clients to choose appropriate insurance programs for their clientele. Broadly,

    InsureRate offers financial institutions the opportunity to use the InsureRate term life, property and casualty or annuity modules at the institution's website and/or for its own agency force within the institution or to outsource these functions to InsureRate's fully licensed agencies and call centers. InsureRate derives its revenues from participation in the sales commissions paid by insurance carriers, website and extranet setup fees, and insurance carrier enrollment fees. InsureRate operates within the regulated environment of securities and insurance sales. In order to participate in this regulated industry, on March 24, 1999, HomeCom acquired First Institutional Marketing, Inc. ("FIMI") and its affiliated insurance agencies and NASD broker dealer and integrated their operations with InsureRate. As a result of this combination of technology and industry expertise, InsureRate brings a state-of-the-art internet platform to financial institutions which (i) provides innovative web-based insurance products and marketing programs for the banking and brokerage industries,
    (ii) introduces financial institutions to the sale of insurance and investment products, and (iii) trains bank personnel to market and sell leading insurance and investment products to their customers. InsureRate maintains a public website at www.insurerate.com.

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

    The Company's staff of 19 full-time software engineers design and develop custom applications and software products. The Company's software engineers have experience with various computer operating systems, including Sun Solaris, SGI's IRIX, Windows NT, Digitars Unix on the Alpha platform, Intel's Pentium Pro on BSDI Unix, Hewlett Packard's HP 9000 and Apple's Macintosh operating system. The software engineers write software programs using various tools and languages, including Perl, JAVA, CGI Programming, C and C ++. The software engineers also have database expertise in Oracle, Informix, Sybase and SQL, and many software development tools. The Company's multimedia artists and engineers utilize many of the generally available software programs and tools such as Adobe Photoshop, MacroMedia Shockwave, RealAudio and VDOLive.

ACQUISITIONS AND DIVESTITURES

    On April 16, 1998, the Company acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for 351,391 shares of the Company's common stock. IRC provides Internet development and hosting services to the insurance industry and was incorporated into the Company's FAST group. The Company wrote off the remaining goodwill for IRC during 1999.

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

    On April 23, 1999, HomeCom acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede is a Chicago-based web site developer for financial institutions. In addition, the Company entered into employment agreements with the three principals of Ganymede, calling for them to continue in their current roles for the acquired company.

    On October 1, 1999 we sold our security consulting and integration service operations for a $200,000 cash, certain security audit rights and shares of a non-public entity valued at approximately $823,000, and entered into a joint marketing program with the acquiror.

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

COMPETITION

    The market for specialized Internet applications is highly competitive, and the Company expects that this competition will intensify in the future. In providing specialized software application design and development, the Company competes with numerous businesses that also provide software design and development services, companies that have developed and market application specific Internet software products, companies that provide software tools that enable customers to develop specific Internet-enabled software applications and companies that choose to develop Internet application products internally. Andersen Consulting L.L.P., Electronic Data Systems Corporation ("EDS"), International Business Machines Corporation ("IBM"), Proxicom, iXL and Cap Gemini America are significant custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet software applications design and development services. Companies such as Broadvision, Inc., Edify Corporation, Funds Express, Inc., Q UP Systems, Inc., Digital Insights and S1 Network Bank have developed application specific Internet software products that are broadly marketed and licensed and perform such functions as interactive one-to-one marketing, human resources benefits inquiry, enrollment and training and Internet banking. Companies such as InsWeb, Quotesmith and Answer Financial, Inc. compete with InsureRate in the sale of insurance and the implementation of insurance programs in financial institutions. In addition, companies that offer and sell client/server based Internet-enabled software products, such as Netscape and Microsoft, may in the future bundle software capabilities and applications with existing products in a manner which may limit the need for software capabilities and application services such as those offered by the Company. The Company also competes with the information technology departments of significant business enterprises who may choose to design and develop their Internet applications internally. The emergence of sophisticated software products and tools that enable companies to build customized Internet-enabled software applications internally also may have the effect of encouraging internal development and, thus, may materially reduce the demand for the Company's custom software application services.

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

INTELLECTUAL PROPERTY RIGHTS

    In accordance with industry practice, the Company relies primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. The Company has a registered service mark for its logo, and has applied for federal registration of the names "HomeCom-TM-," "Post On The Fly-TM-," "InsureRate-TM-," and "Personal Internet Banker-TM-." Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop competing products and services. In distributing its software products, the Company intends to rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. The Company does not believe that any of its proposed products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in electronic commerce grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the United States, various states and foreign jurisdictions. The Company routinely enters into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers.

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

CUSTOMERS

    During 1997 and 1998, no customer accounted for more than 10% of the Company's total net sales. During 1999 two customers each accounted for more than 10% of the Company's total revenue. During 1999 HomeCom initiated a plan to win larger, more complex web development projects. As a result, HomeCom has won several contracts whose revenue will be recognized over several quarters. This focus on fewer, but larger clients has also resulted in a concentration of credit risk. The Company's sales to its five largest customers represented approximately 15%, 27% and 51% of the total revenues for 1997, 1998 and 1999, respectively.

EMPLOYEES

    At March 15, 2000, the Company employed 76 full-time employees, of whom 28 were technical personnel engaged in maintaining or developing the Company's products or performing related services, 7 were marketing and sales personnel, 29 were involved in the sale and production of insurance products, and 12 were involved in administration and finance.

INSURANCE

    The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. The Company believes that such insurance is adequate to cover potential claims relating to its existing business activities.

GOVERNMENT REGULATION

    Except with regard to insurance and securities sales, as discussed below, the Company does not believe that it is currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and believes that there are currently few laws or regulations directly applicable to Web site service companies. The Federal Communications Commission is studying the possible regulation of the Internet. Any such regulations adopted by the Federal Communications Commission may adversely impact the manner in which the Company conducts its business. It is possible that a number of additional laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and services and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, financial condition and operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as the Company face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel, fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the U.S., various states and foreign jurisdictions. Any imposition of liability could have a material adverse effect on the Company.

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

    HomeCom owns and operates a NASD regulated broker/dealer and is affiliated with various insurance agencies. These subsidiaries and affiliates are subject to federal and state regulation of their operations, including but not limited to, the Securities Act of 1933, the Securities and Exchange Act of 1934 and various comparable state securities and insurance laws and regulations. Securities and insurance sales over the internet are new environments for these industries and the regulatory bodies governing such activities are currently promulgating new rules and regulations that may significantly affect HomeCom's securities and insurance businesses.

ITEM 2. PROPERTIES

    The Company occupies approximately 17,000 square feet in two office buildings in Atlanta, Georgia under leases expiring in March 2001 and October 2002. These facilities serve as the Company's headquarters and computer center. The Company also has an office in New York City occupying approximately 3,400 square feet under a lease expiring in January 2003 and an office in Chicago, IL occupying approximately 1,000 square feet under a lease expiring in 2004. The Company houses its InsureRate operations in Houston, TX occupying approximately 17,500 sq. ft. under a lease expiring in 2004.

    The Company's computer center is maintained in its key-card access-secured, dual Leibert air-conditioned Network Operations Center ("NOC") in Class A office space near the Company's principal offices. Company personnel monitor server and network functions on a 24 hour per day, 7 days per week basis. Back-up servers replace production servers in the event of failure or down time. Tape back-ups are performed on a daily basis and transported to secure off-site storage. Each server is Simple Network Management Protocol ("SNMP") managed and utilizes devices located on a separate network to notify network personnel by pager in the event of problems that are not otherwise detected by HomeCom's own SNMP.

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

                                                                HIGH       LOW
                                                              --------   --------
1997
Second quarter (since initial public offering--May 8,
  1997).....................................................   $ 7.25     $6.00
Third quarter...............................................     6.50      2.13
Fourth quarter..............................................    15.56      2.63
1998
First quarter...............................................   $16.00     $2.00
Second quarter..............................................    18.25      1.13
Third quarter...............................................     4.94      1.63
Fourth quarter..............................................     8.88      1.38
1999:
First quarter...............................................   $ 7.63     $3.50
Second quarter..............................................     9.69      5.00
Third quarter...............................................     6.69      2.75
Fourth quarter..............................................     5.25      3.00
2000:
First quarter (through March 28, 2000)......................   $ 5.13     $3.13

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

                                                                          YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1995         1996         1997           1998           1999
                                                    ----------   ----------   -----------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues..........................................     327,574    2,229,975     2,503,185      2,510,689      6,556,173
Cost of revenues..................................      59,871      775,435     2,139,982      2,231,757      4,555,337
                                                    ----------   ----------   -----------   ------------   ------------
Gross profit......................................     267,703    1,454,540       363,203        278,932      2,000,836
                                                    ----------   ----------   -----------   ------------   ------------
Operating expenses:
  Sales and marketing.............................     124,253      962,220     1,440,002      1,221,908      3,953,792
  Product development.............................      20,239       78,887       514,655        677,590      1,020,264
  General and administrative......................     121,313      909,230     2,538,229      3,098,095      5,082,979
  Depreciation and amortization...................       3,722       85,068       238,537        542,269      1,837,647
                                                    ----------   ----------   -----------   ------------   ------------
      Total operating expenses....................     269,527    2,035,405     4,731,423      5,539,862     11,894,682
                                                    ----------   ----------   -----------   ------------   ------------
Operating loss....................................      (1,824)    (580,865)   (4,368,220)    (5,260,930)    (9,893,846)
Other expenses (income):
  Gain on sale of division........................          --           --            --     (4,402,076)            --
  Interest expense................................       3,469       51,272       543,420        445,216         32,669
  Other expense (income), net.....................         147       (6,554)      (93,298)      (166,942)      (103,551)
                                                    ----------   ----------   -----------   ------------   ------------
Loss from continuing operations before income
  taxes...........................................      (5,440)    (625,583)   (4,818,342)    (1,137,128)    (9,822,964)
Income tax provision (benefit)....................          --           --            --             --             --
                                                    ----------   ----------   -----------   ------------   ------------
Loss from continuing operations...................      (5,440)    (625,583)   (4,818,342)    (1,137,128)    (9,822,964)
Loss from discontinued operations.................          --           --       (62,839)       (67,012)      (497,826)
Gain on disposal of business segment..............          --           --            --             --      1,144,591
                                                    ----------   ----------   -----------   ------------   ------------
Loss..............................................      (5,440)    (625,583)   (4,881,181)    (1,204,140)    (9,176,199)
Deemed preferred stock dividend...................          --           --            --       (666,667)    (2,557,466)
                                                    ----------   ----------   -----------   ------------   ------------
Loss applicable to common shareholders............  $   (5,440)  $ (625,583)  $(4,881,181)  $ (1,870,807)  $(11,733,665)
                                                    ==========   ==========   ===========   ============   ============
Loss per common share--basic and diluted
  Continuing operations...........................  $    (0.00)  $    (0.34)  $     (1.86)  $      (0.42)  $      (1.96)
  Discontinued operations.........................          --           --         (0.02)         (0.02)           .10
                                                    ----------   ----------   -----------   ------------   ------------
      Total.......................................  $    (0.00)  $    (0.34)  $     (1.88)  $      (0.44)  $      (1.86)
                                                    ==========   ==========   ===========   ============   ============
Weighted average common shares outstanding........   1,850,447    1,862,223     2,602,515      4,287,183      6,324,791
                                                    ==========   ==========   ===========   ============   ============

                                                                               DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1995         1996         1997           1998           1999
                                                    ----------   ----------   -----------   ------------   ------------
BALANCE SHEET DATA:
Working capital (deficit).........................  $  133,792   $(1,304,682) $ 2,721,930   $  2,265,725   $  1,033,802
Total assets......................................     247,382    1,726,522     4,664,779      4,565,490     10,535,718
Long-term obligations.............................     160,792      147,833     1,652,009         88,242        315,275
Total liabilities.................................     242,568    2,347,191     2,708,007      1,117,041      2,930,600
Stockholders' equity (deficit)....................       4,814     (620,669)    1,956,772      3,448,449      5,980,198

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth in the Company's Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383, 333-86837, 333-88491, and 333-56795) and
S-3 (333-73123 and 333-81581).

GENERAL

    HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable financial institutions and their customers to use the Internet and intranets/ extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom provides Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of HomeCom's existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. HomeCom derives revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees.

    On November 6, 1998, HomeCom signed a definitive agreement and plan of merger to acquire, among other things, all of the outstanding shares of the First Institutional Marketing companies, a group of insurance agencies and a NASD broker/dealer (the "FIMI Companies"), for 1,252,174 shares of common stock. On March 24, 1999, HomeCom completed this acquisition. Pursuant to the Merger and Plan of Reorganization the FIMI Companies continue as separate subsidiaries of HomeCom. On April 23, 1999, HomeCom acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede was a Chicago-based web site developer for financial institutions. Pursuant to the Merger and Plan of Reorganization of Ganymede, Ganymede was merged into HomeCom and has ceased to exist as a separate corporation. Its revenues have been included in the FAST group.

    In August 1996, HomeCom acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. (HISS), a Delaware corporation formed in July 1996 to provide internet and Intranet security system consulting services. In October, 1999 we sold HISS for $200,000, certain security audit and reseller rights and shares of a non-public entity valued at approximately $823,000, and entered into a joint marketing program with the acquiror. The Board of Directors of the Company determined to dispose of the HISS unit on September 1, 1999. Accordingly, results of operations from the discontinued HISS unit have been shown as a discontinued operation in the Statement of Operations for the year ended December 31, 1999. This discontinued operations presentation results in certain revenue and expense reclassifications for the periods presented.

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

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues increased 161.1% from $2,510,689 in 1998 to $6,556,173 in 1999. This increase of $4,045,484 is primarily attributable to the contribution of FIMI ($2,438,168 in 1999) and an increase in high-end website development revenue of $1,562,408.

    COST OF REVENUES. Cost of revenues includes commissions for financial institutions and agents, salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues increased from $2,231,757, or 88.9% of revenues in 1998 to $4,555,337, or 69.5% of revenues in 1999. This increase reflects increased costs associated with its insurance operations. The decrease in cost of revenues as a percentage of revenues is due to increased margins in its FAST Group and the margin economies brought by the acquisition of the FIMI Companies.

    GROSS PROFIT. Gross profit increased by $1,721,904 from $278,932 in 1998 to $2,000,836 in 1999. Gross profit margins also increased from 11.1% during 1998 to 30.5% during 1999. This increase as a percentage of net sales is due to an increase in billing rates associated with the higher margin web development projects and the acquisition of the FIMI Companies.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased $2,731,884 from $1,221,908 in 1998 to $3,953,792 in 1999.
This increase was primarily attributable to the addition of the FIMI Companies and higher advertising and promotional marketing costs. As a percentage of net sales, these expenses increased from 48.7% in 1998 to 60.3% in 1999 as a result of the ramp up of PIB and InsurRate sales efforts and the significant implementation time required to generate revenues from these initiatives.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development were $1,020,264, or 15.6% of net sales in 1999. This compares to total product development expenditures of $677,590, or 27.0% of net sales in 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $3,098,095 in 1998 to $5,082,979 in 1999. This increase is due to the acquisition of the FIMI companies and the increased administrative burden associated with financings, mergers, acquisitions and divestitures. As a percentage of net sales, these expenses decreased from 123.4% in 1998 to 77.5% in 1999. The percentage decline is a result of operating efficiencies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $542,269, or 21.6% of net sales in 1998 to $1,837,647, or 28.0% in 1999, reflecting the amortization of intangible assets associated with the IRC, FIMI and Ganymede acquisitions.

    OTHER INCOME. In 1999 and 1998 the Company recorded other income of $103,551 and $166,942, respectively; due primarily to lower balances in interest bearing cash accounts.

    INTEREST EXPENSE. Interest expense decreased from $445,216 in 1998 to $32,669 during 1999, due to the absence of the amortization of the discount on a convertible debenture converted to common stock during 1998.

    DISCONTINUED OPERATIONS. The Company recorded a gain of $1,144,591 on the sale of its HomeCom, Internet Security Services ("HISS") division in 1999. In addition, HISS recorded losses of approximately $498,000 and $67,000 in 1999 and 1998, respectively. During 1998, the Company recorded a gain on the sale of its HostAmerica division of $4,402,076 (see Note 12).

    YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales increased 0.3% from $2,503,185 in 1997 to $2,510,689 in 1998. Revenues from service sales decreased 0.8% from $2,484,459 in 1997 to $2,463,490 in 1998. Revenues from equipment sales increased from $18,726 in 1997 to $47,199 during 1998.

    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales for services increased from $2,129,968, or 85.1% of revenues in 1997 to $2,208,820, or 88.0%
of revenues in 1998. This increase reflects increased costs for technical personnel hired in advance of anticipated revenue growth, offset by costs eliminated due to the sale of HostAmerica in June 1998. The increase in cost of sales as a percentage of revenue is due to the mix of products and services sold.

    GROSS PROFIT. Gross profit decreased by $84,271 from $363,203 in 1997 to $278,932 in 1998. Gross profit margins also decreased from 14.5% during 1997 to 11.1% during 1998. This decrease as a percentage of net sales is due to the mix of products and services sold.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses decreased 15.1% from $1,440,002 in 1997 to $1,221,908 in 1998. This decrease was primarily attributable to a decrease in advertising and promotional marketing materials. As a percentage of net sales, these expenses decreased from 57.5% in 1997 to 48.7% in 1998.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct HomeCom's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in HomeCom's industry. Total expenditures for product development were $677,590, or 27.0% of net sales in 1998, of which none were capitalized. This compares to total product development expenditures of $683,488, or 27.3% of net sales in 1997, of which $168,833 were capitalized.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommuncations, and facilities and data center costs. General and administrative expenses increased from $2,538,229 in 1997 to $3,098,095 in 1998. As a percentage of net sales, these expenses increased from 101.4% in 1997 to 123.4% in 1998. These increases reflect additional expenditures for operational and administrative support personnel incurred to support anticipated growth, professional services for public and investor relations, and accounting and legal support for HomeCom's securities filings and divestiture activities.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and goodwill increased from $238,537, or 9.5% of net sales in 1997 to $542,269, or 21.6% in 1998, reflecting increased expenditures on capital equipment and the amortization of goodwill associated with The Insurance resource Center acquisition.

    OTHER INCOME. During 1998, HomeCom recorded a gain on the sale of its HostAmerica division of $4,402,076 (see Note 11 to the Financial Statements).

    INTEREST EXPENSE. Interest expense decreased from $543,420 in 1997 to $445,216 during 1998, due to lower amortization of the discount associated with the convertible debentures issued in September 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

    In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in financial statements
("SAB 101"). This bulletin summarizes certain of the staff's views in apply generally accepted accounting principles to revenue recognition in financial statements. Management of the Company does not believe that SAB 101 will have a significant effect on the Company's results of operations.

                        LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The Company has substantially limited sources of capital. As of December 31, 1999, the Company had net working capital of approximately $1,033,802. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company intends to continue to raise additional capital through additional debt and equity offerings.

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

    On September 7, 1999, we announced a restructuring of our business consistent with our core internet banking, insurance offerings, and professional services operations. This restructuring resulted in a reduction of expenses in 1999 of approximately $750,000 and a reduction in our personnel by about 60 employees.

    If the Company were to exhaust its current sources of capital and is not able to obtain additional capital, the Company would be required to undertake additional steps to continue its operations. Such steps might include further reduction of the Company's operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. If such measures were not sufficient, the Company may elect to implement other cost reduction actions as the Company may determine are necessary and in the Company's best interests, including the possible sale of certain of the Company's business lines. Any such actions undertaken might limit the Company's opportunities to realize continued increases in sales and the Company might not be able to reduce its costs in amounts sufficient to achieve break-even or profitable operations. If the Company were to exhaust its sources of capital, and subsequent cost reduction measures are not sufficient to allow the Company to achieve positive cash flows, the Company would be forced to seek protection from its creditors. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included herein have been prepared assuming the Company is a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

    Net cash used in operating activities was $7.7 million for the year ended December 31, 1999. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. During May 1997, the Company completed an initial public offering of its common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to the Company from the initial public offering were approximately $4.7 million. The Company has repaid all outstanding principal amounts loaned to the Company by stockholders and affiliates. During September 1997, the Company completed the issuance of an aggregate $1.7 million principal amount of the Company's 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures was approximately $1.5 million. In December 1997, the Company issued 20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, the Company's 5% convertible debentures and its Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, the Company sold its HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold 175 shares of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On

September 28, 1999, HomeCom sold 75 shares of its series D preferred stock for net proceeds of approximately $1.4 million.

    The Company spent $507,117 and $362,689 during 1999 and 1998, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of December 31, 1999 consist primarily of leases on its Atlanta, Georgia; Houston, Texas; Chicago, Illinois; and New York City facilities and equipment leases.

    Accounts receivable, net of allowance for doubtful accounts, totaled $1,160,114 as of December 31, 1999. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     18

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     19

Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1999...............     20

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for Each of the Three Years in the Period Ended
  December 31, 1999.........................................     21

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1999...............     22

Notes to Consolidated Financial Statements..................     24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeCom Communications, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HomeCom Communications, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
March 29, 2000

                          HOMECOM COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,291,932   $  1,497,678
  Restricted cash...........................................      250,000             --
  Accounts receivable, net..................................      680,790      1,160,114
  Employee loans............................................           --        474,583
  Receivable from related party.............................           --        200,000
  Other current assets......................................        4,796        189,648
                                                              -----------   ------------
      Total current assets..................................    3,227,518      3,522,023
Furniture, fixtures and equipment, net......................      797,263      1,131,204
Deposits....................................................       80,231         92,494
Intangible assets, net......................................      351,320      4,966,822
Investment..................................................           --        823,175
Other assets................................................      109,158             --
                                                              -----------   ------------
Total assets................................................  $ 4,565,490   $ 10,535,718
                                                              ===========   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   424,094   $  1,697,210
  Accrued payroll liabilities...............................      300,927        290,414
  Unearned revenue..........................................      128,345        296,319
  Current portion of obligations under capital leases.......      108,427        204,278
                                                              -----------   ------------
      Total current liabilities.............................      961,793      2,488,221
Obligations under capital leases............................       88,242        315,275
Other liabilities...........................................       67,006        127,104
                                                              -----------   ------------
      Total liabilities.....................................    1,117,041      2,930,600
                                                              -----------   ------------
  Redeemable Preferred stock, Series B $.01 par value, 125
    shares authorized, 0 and 125 shares issued at
    December 31, 1998 and 1999, respectively and 0 and 115
    shares outstanding at December 31, 1998 and 1999,
    respectively, convertible, participating, $2,388,219
    liquidation value as of December 31, 1999...............           --      1,624,920
Comments and contingencies (Note 5)
                                                              -----------   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares
    authorized, 5,072,397 and 7,040,525 shares issued and
    outstanding at December 31, 1998 and 1999,
    respectively............................................          507            704
  Preferred stock, Series C, $.01 par value, 175 shares
    authorized, 0 and 175 shares issued at December 31, 1998
    and 1999, respectively and 0 and 137.5 shares
    outstanding at December 31, 1998 and 1999, respectively,
    convertible, participating; $2,810,264 liquidation value
    at December 31, 1999....................................           --              2
  Preferred stock, Series D, $.01 par value, 75 shares
    authorized, 0 and 75 shares issued at December 31, 1998
    and 1999, respectively and 0 and 75 shares outstanding
    at December 31, 1998 and 1999, respectively;
    convertible, participating; $1,522,685 liquidation value
    at December 31, 1999....................................           --              1
  Additional paid-in capital................................   10,355,724     21,931,281
  Subscriptions receivable..................................     (196,878)       (64,687)
  Accumulated deficit.......................................   (6,710,904)   (15,887,103)
                                                              -----------   ------------
      Total stockholders' equity............................    3,448,449      5,980,198
                                                              -----------   ------------
      Total liabilities and stockholders' equity............  $ 4,565,490   $ 10,535,718
                                                              ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997          1998           1999
                                                              -----------   -----------   ------------
Revenues....................................................    2,503,185     2,510,689      6,556,173
Cost of revenues............................................    2,139,982     2,231,757      4,555,337
                                                              -----------   -----------   ------------
GROSS PROFIT................................................      363,203       278,932      2,000,836
                                                              -----------   -----------   ------------

OPERATING EXPENSES:
  Sales and marketing.......................................    1,440,002     1,221,908      3,953,792
  Product development.......................................      514,655       677,590      1,020,264
  General and administrative................................    2,538,229     3,098,095      5,082,979
  Depreciation and amortization.............................      238,537       542,269      1,837,647
                                                              -----------   -----------   ------------
      Total operating expenses..............................    4,731,423     5,539,862     11,894,682
                                                              -----------   -----------   ------------
OPERATING LOSS..............................................   (4,368,220)   (5,260,930)    (9,893,846)

OTHER EXPENSES (INCOME)
  Gain on sale of division..................................           --    (4,402,076)            --
  Interest expense..........................................      543,420       445,216         32,669
  Other expense (income), net...............................      (93,298)     (166,942)      (103,551)
                                                              -----------   -----------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........   (4,818,342)   (1,137,128)    (9,822,964)

INCOME TAX PROVISION (BENEFIT)..............................           --            --             --
                                                              -----------   -----------   ------------
LOSS FROM CONTINUING OPERATIONS.............................   (4,818,342)   (1,137,128)    (9,822,964)
LOSS FROM DISCONTINUED OPERATIONS...........................      (62,839)      (67,012)      (497,826)
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT...........           --            --      1,144,591
                                                              -----------   -----------   ------------

NET LOSS....................................................   (4,881,181)   (1,204,140)    (9,176,199)
                                                              -----------   -----------   ------------

DEEMED PREFERRED STOCK DIVIDEND.............................           --      (666,667)    (2,557,466)

LOSS APPLICABLE TO COMMON SHAREHOLDERS......................  $(4,881,181)  $(1,870,807)  $(11,733,665)
                                                              ===========   ===========   ============

LOSS PER SHARE--BASIC AND DILUTED...........................
  CONTINUING OPERATIONS.....................................  $     (1.86)  $     (0.42)  $      (1.96)
  DISCONTINUED OPERATIONS...................................        (0.02)        (0.02)           .10
                                                              -----------   -----------   ------------
      TOTAL.................................................  $     (1.88)  $     (0.44)  $      (1.86)
                                                              ===========   ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED.........................................    2,602,515     4,287,183      6,324,791
                                                              ===========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMECOM COMMUNICATIONS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                            PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                          -------------------   ---------------------     PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                           SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL      RECEIVABLE       DEFICIT
                                          --------   --------   ---------   ---------   -----------   -------------   ------------
BALANCE, December 31, 1996..............       --        --     1,923,063   $     192   $   472,726     $(468,004)    $  (625,583)
Conversion of note payable to common
  shares................................                           33,333           3       199,997
Issuance of common shares, net of
  offering costs........................                        1,000,000         100     4,672,489
Issuance of preferred shares, net of
  offering costs........................   20,000     $ 200                               1,799,052
Issuance of warrants and compensatory
  stock options.........................                                                     89,611
Cancellation of subscriptions receivable
  under employment agreements...........                                                                  130,503
Beneficial conversion feature of
  convertible debentures................                                                    566,667
Net loss................................       --        --            --          --            --            --      (4,881,181)
                                          -------     -----     ---------   ---------   -----------     ---------     ------------
BALANCE, December 31, 1997..............   20,000       200     2,956,396         295     7,800,542      (337,501)     (5,506,764)

Issuance of stock.......................                          443,085          45       884,086
Conversion of convertible debentures to
  common shares.........................                          961,460          96     1,699,904
Conversion of preferred stock to common
  shares................................  (20,000)     (200)      711,456          71           129
Cancellation of subscriptions receivable
  under employment agreements...........                                                                  140,623
Other...................................                                                    (28,937)
Net loss................................       --        --            --          --            --            --      (1,204,140)
                                          -------     -----     ---------   ---------   -----------     ---------     ------------
BALANCE, December 31, 1998..............       --        --     5,072,397         507    10,355,724      (196,878)     (6,710,904)

Issuance of preferred stock and
  warrants, net of offering costs.......      250         3                               5,265,031
Common stock issued in conjunction with
  the acquisition of FIMI...............                        1,252,174         125     4,235,979
Common stock issued in conjunction with
  the acquisition of Ganymede...........                          185,342          19     1,248,167
Warrant exercises.......................                          106,875          11       427,489
Conversion of preferred stock to common
  shares................................      (37)                344,777          34       141,263
Stock option exercises..................                           53,278           5       209,450
Cancellation of subscription receivable
  under employment agreements...........                                                                  132,191
Other...................................                           25,682           3        48,178
Net loss................................                                                                               (9,176,199)
                                          -------     -----     ---------   ---------   -----------     ---------     ------------
BALANCE, December 31, 1999..............      213     $   3     7,040,525   $     704   $21,931,281     $ (64,687)    $(15,887,103)
                                          =======     =====     =========   =========   ===========     =========     ============

                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                            (DEFICIT)
                                          -------------
BALANCE, December 31, 1996..............   $  (620,669)
Conversion of note payable to common
  shares................................       200,000
Issuance of common shares, net of
  offering costs........................     4,672,589
Issuance of preferred shares, net of
  offering costs........................     1,799,252
Issuance of warrants and compensatory
  stock options.........................        89,611
Cancellation of subscriptions receivable
  under employment agreements...........       130,503
Beneficial conversion feature of
  convertible debentures................       566,667
Net loss................................    (4,881,181)
                                           -----------
BALANCE, December 31, 1997..............     1,956,772
Issuance of stock.......................       884,131
Conversion of convertible debentures to
  common shares.........................     1,700,000
Conversion of preferred stock to common
  shares................................            --
Cancellation of subscriptions receivable
  under employment agreements...........       140,623
Other...................................       (28,937)
Net loss................................    (1,204,140)
                                           -----------
BALANCE, December 31, 1998..............     3,448,449
Issuance of preferred stock and
  warrants, net of offering costs.......     5,265,034
Common stock issued in conjunction with
  the acquisition of FIMI...............     4,236,104
Common stock issued in conjunction with
  the acquisition of Ganymede...........     1,248,186
Warrant exercises.......................       427,500
Conversion of preferred stock to common
  shares................................       141,297
Stock option exercises..................       209,455
Cancellation of subscription receivable
  under employment agreements...........       132,191
Other...................................        48,181
Net loss................................    (9,176,199)
                                           -----------
BALANCE, December 31, 1999..............   $ 5,980,198
                                           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997          1998          1999
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $(4,881,181)  $(1,204,140)  $(9,176,199)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization......................      457,113       542,269     1,916,170
    Amortization of debt discount......................      443,889       122,778            --
    Amortization of debt issue costs...................       22,578       283,754            --
    Forgiveness of subscriptions receivable............      130,501       140,623       132,189
    Expense recorded for issuance of warrants..........           --        36,093        11,797
    Non-cash compensation expense......................           --        44,933        68,071
    Gain on sale of division...........................           --    (4,402,076)   (1,144,591)
    Provision for bad debts............................      244,893       167,675       228,000
    Deferred rent expense..............................       45,717       (52,135)      (31,532)
    Change in operating assets and liabilities:
      Accounts receivable..............................     (227,478)     (309,248)     (499,466)
      Accounts payable and accrued expenses............     (221,908)       (3,793)      542,947
      Accrued payroll liabilities......................      (74,274)       36,747       (45,700)
      Unearned revenue.................................       57,808       187,367       167,974
      Other............................................      (21,674)        4,963       128,054
                                                         -----------   -----------   -----------
    Net cash used in operating activities..............   (4,024,016)   (4,404,190)   (7,702,286)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment........     (387,209)     (362,689)     (507,117)
  Cash from acquisition................................           --            --       136,938
  Loans to related parties.............................           --            --      (474,583)
  Proceeds from sale of division, net of restricted
    cash of $250,000...................................           --     4,000,000            --
  Payment of acquisition costs.........................           --      (152,407)           --
  Software development costs...........................     (168,834)           --            --
  Release of Restricted cash...........................                                  250,000
                                                         -----------   -----------   -----------
    Net cash provided by (used in) investing
      activities.......................................     (556,043)    3,484,904      (594,762)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs...................     (415,448)      (28,937)           --
  Payment of deferred debt issue costs.................     (220,937)      (35,395)           --
  Repayment of capital lease obligations...............      (51,010)     (144,492)     (133,691)
  Proceeds from issuance of common shares and exercise
    of warrants........................................           --       232,094       648,682
  Payment of preferred stock issue costs...............     (190,748)           --            --
  Proceeds from issuance of convertible debentures and
    warrants...........................................    1,700,000            --            --
  Proceeds from issuance of preferred shares and
    warrants...........................................    2,000,000            --     6,987,801
  Proceeds from notes payable to stockholders..........      490,000            --            --
  Repayment of notes payable to stockholders...........   (1,335,581)           --            --
  Proceeds from note payable...........................           --            --            --
  Repayment of note payable............................      (60,646)           --            --
  Proceeds from sale of stock, net of underwriting
    discounts and commissions..........................    5,520,000            --            --
                                                         -----------   -----------   -----------
  Net cash provided by financing activities............    7,435,630        23,270     7,502,792

                          HOMECOM COMMUNICATIONS, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997          1998          1999
                                                         -----------   -----------   -----------
                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...    2,855,571      (896,016)      794,256
CASH AND CASH EQUIVALENTS at beginning of period.......      332,377     3,187,948     2,291,932
                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS at end of period.............  $ 3,187,948   $ 2,291,932   $ 1,497,676
                                                         ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
  NON CASH INVESTING AND FINANCING ACTIVITIES:
  Interest paid........................................  $    56,365   $    16,277   $    32,400
                                                         ===========   ===========   ===========
  Capital lease obligations incurred during year on
    lease of computer equipment........................  $   119,346   $   208,065   $   308,093
                                                         ===========   ===========   ===========
  Conversion of notes payable to affiliate to common
    stock..............................................  $   200,000   $        --   $        --
                                                         ===========   ===========   ===========
  Issuance of warrants and compensatory stock
    options............................................  $    89,611   $        --   $        --
                                                         ===========   ===========   ===========

    During 1999, the Company issued 1,252,174 shares of common stock for the net assets of First Institutional Marketing, Inc. and certain of its affiliates.

    During 1999, the Company issued 185,342 shares of common stock for the net assets of Ganymede Corporation.

    During 1999, 47 shares of preferred stock were converted into 344,777 shares of common stock.

    During 1998, the Company issued 351,391 shares of common stock for the net assets of The Insurance Resource Center, Inc.

    During 1998, 1,700,000 of convertible debentures were converted into 961,460 shares of common stock.

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    HomeCom Communications, Inc. (the "Company") develops and markets specialized software applications, products and services that enable financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom derives revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. HomeCom Financial Applications, Solutions and Technology ("FAST") creates Internet and intranet business applications, solutions and technology focused on the banking, insurance and brokerage client markets. HomeCom's Software Products Group provides cost effective, one-stop web-based financial service applications to the banking, credit union and brokerage industries that allow its clientele to deploy competitive e-commerce platforms at far less cost than custom application development. HomeCom's InsureRate-TM-provides turnkey online insurance programs to financial institutions, particularly banks, credit unions, brokerage houses and financial web portals.

BASIS OF PRESENTATION--GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 1999 of approximately
$15.9 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. During 1999, the Company completed a workforce reduction and the sale of its security division in order to reduce its expenses. The Company's continued existence as a going concern is dependant upon adequate future debt or equity funding and successful commercialization of its products and services.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, subsequent to acquisition, after the elimination of all significant intercompany accounts and transactions.

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

                          HOMECOM COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESTRICTED CASH

    Under the terms of the sale of the Company's HostAmerica division in June, 1998, $250,000 of the proceeds of the sale were to be held in escrow until May 1, 1999 for the purpose of indemnifying the Purchaser for representations and warranties made by the Company under the Asset Purchase Agreement. During the year ended December 31, 1999 these restricted funds were released from escrow to the Company.

ACCOUNTS RECEIVABLE, NET

    Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was approximately $95,000 and $215,000 at December 31, 1998 and 1999, respectively. Write-offs were approximately $233,000 and $108,000 for the year ended December 31, 1998 and 1999, respectively.

    Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising and the quality of its customer base. The Company provides an allowance for accounts which are estimated to be uncollectible. The Company's sales to its five largest customers represented approximately 15%, 27% and 51% of total revenues for the years ended December 31, 1997, 1998 and 1999, respectively. During 1999, two customers each accounted for more than 10% of the revenues of the Company. No customer accounted for more than 10% of the revenues of the Company in 1998 or 1997.

FURNITURE, FIXTURES AND EQUIPMENT, NET

    Furniture, fixtures and equipment are recorded at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures are depreciated over a 5 year life; computer equipment is depreciated over a 3 year life. Assets recorded under capital leases are amortized over the shorter of their useful lives or the term of the related leases using the straight-line method. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

SOFTWARE DEVELOPMENT COSTS, NET

    The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed". The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future growth revenues for the product or (b) the straight-line method over the estimated economic life of the product. Amortization of capitalized software development costs totaled approximately $219,000 and $32,000 in 1997 and 1998, respectively. These expenses are included in cost of sales. At December 31, 1998, capitalized software development costs had been fully amortized.

                          HOMECOM COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Intangible assets represent identifiable and unidentifiable intangible assets relating to acquired businesses. Amounts assigned to certain relationships and licenses are amortized on a straight-line basis over three years; amounts assigned to retail insurance operations are amortized on a straight-line basis over seven years costs in excess of net tangible and identifiable intangible assets acquired are recorded as goodwill and are amortized on a straight-line basis over periods ranging from three to five years. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for costs in excess of net assets acquired which reflect value attributable to the going concern nature of the acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends and undiscounted cash flows.

    Impairment of value, if any, is recognized in the period in which it is determined. The Company does not believe there are any facts or circumstances indicating impairment of intangible assets at December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments approximates fair value.

REVENUE RECOGNITION

    The Company recognizes revenues on web site development and specialized software application contracts using the percentage-of-completion method. Earned revenue is based on the percentage that incurred hours to date bear to total estimated hours after giving effect to the most recent estimates of total hours. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately. Revenues related to other services are recognized as the services are performed. Revenues related to insurance product commissions are recognized upon receipt. Revenues from equipment sales and related costs are recognized when products are shipped to the customer. Unearned revenue, as reflected on the accompanying balance sheet, represents the amount of billings recorded on contracts in advance of services being performed.

ADVERTISING EXPENSES

    Advertising costs are expensed when incurred. Advertising expenses were approximately $724,000, $263,000, and $1,147,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method as described by Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109").

    Under SFAS 109 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and

                          HOMECOM COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    The Company provides a valuation allowance for deferred tax assets which are determined by management to be below the threshold for realization established by SFAS 109.

BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted loss per share are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 1999, the numerator and denominator are the same for both basic and diluted loss per share.

    The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

                                                                 YEAR ENDED DECEMBER 31
                                                        ----------------------------------------
                                                           1997          1998           1999
                                                        -----------   -----------   ------------
Loss from continuing operations.......................  $(4,818,342)  $(1,137,128)  $ (9,822,964)
Less: Deemed Preferred stock dividend.................           --      (666,667)    (2,557,466)
                                                        -----------   -----------   ------------
Loss from continuing operations applicable to common
  shareholders........................................   (4,818,342)   (1,803,795)   (12,380,430)
Discontinued operations...............................      (62,839)      (67,012)       646,765
                                                        -----------   -----------   ------------
Net loss applicable to common shareholders............  $(4,881,181)  $(1,870,807)  $(11,733,665)
                                                        ===========   ===========   ============
Weighted average common shares outstanding--
  Basic and diluted...................................    2,602,515     4,287,183      6,324,791
                                                        -----------   -----------   ------------
Loss per share--continuing operations.................  $     (1.86)  $     (0.42)  $      (1.96)
Loss per share--discontinued operations...............        (0.02)        (0.02)           .10
                                                        -----------   -----------   ------------
                                                        $     (1.88)  $     (0.44)  $      (1.86)
                                                        ===========   ===========   ============

    The Company has not declared or paid any dividends to the shareholders of the Preferred Stock. However, the Preferred Stock possess conversion rights (the "Beneficial Conversion Feature") that are analogous to dividends. Accordingly, the Beneficial Conversion Feature is accounted for as a Deemed Preferred Stock Dividend. (See footnotes 7, 8, and 9.)

OTHER MATTERS

    Certain prior year amounts have been reclassified to conform to current year presentation.

                          HOMECOM COMMUNICATIONS, INC.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

    Furniture, fixtures and equipment, net, are comprised of the following as of:

                                                             DECEMBER 31,
                                                        ----------------------
                                                          1998         1999
                                                        ---------   ----------
Furniture and fixtures................................  $ 257,424   $  399,845
Computer equipment....................................    861,400    1,195,234
Computer equipment under capital leases...............    382,055      810,917
                                                        ---------   ----------
                                                        1,500,879    2,405,996
Less: accumulated depreciation and amortization.......   (703,616)  (1,274,792)
                                                        ---------   ----------
                                                        $ 797,263    1,131,204
                                                        =========   ==========

3. INTANGIBLE ASSETS

    Intangible assets consist of the following at December 31, 1998 and 1999:

                                                          1998         1999
                                                        ---------   ----------
Licenses and training programs........................         --   $  172,269
Bank and carrier relationships........................         --      450,000
Retail insurance operations...........................         --    1,500,000
Goodwill..............................................    459,510    3,830,888
                                                        ---------   ----------
                                                          459,510    5,953,157
Less: Accumulated amortization........................   (108,190)    (986,335)
                                                        ---------   ----------
                                                        $ 351,320   $4,966,822
                                                        =========   ==========

    Amortization expense relating to intangible assets was $0, $108,190 and $1,337,655 for the years ended December 31, 1997, 1998 and 1999, respectively.

4. SEGMENT INFORMATION

    During 1998, HomeCom reorganized into five separate business units, organized on the basis of products and services. Prior to that time, the Company operated in a single business segment. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development
(FAST), Internet outsourcing services (HostAmerica), Internet security services
(HISS), software products, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc.

                          HOMECOM COMMUNICATIONS, INC.

4. SEGMENT INFORMATION (CONTINUED)
    The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the years ended December 31, 1998 and 1999 (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                       (IN THOUSANDS)                         --------   --------
Revenues:
  FAST......................................................  $ 1,950    $ 3,903
  HostAmerica...............................................      531         --
  InsureRate/FIMI...........................................       --      2,467
  Software Products.........................................       29        186
                                                              -------    -------
    Totals..................................................  $ 2,510    $ 6,556
                                                              =======    =======
  HISS (Discontinued Operation).............................  $   782    $   257
                                                              =======    =======
Business Unit Net Income (Loss):
  FAST......................................................     (363)      (458)
  HostAmerica...............................................      256         --
  InsureRate/FIMI...........................................     (357)    (2,737)
  Software Products.........................................     (443)    (1,396)
                                                              -------    -------
Business Unit Net Income (Loss):............................  $  (907)   $(4,591)
                                                              =======    =======
  HISS (Discontinued Operation).............................  $   (67)   $  (498)
                                                              =======    =======
Adjustments to reconcile Business unit net income (loss)
  with consolidated net income (loss):
  Corporate Expenses........................................   (4,354)    (5,303)
  Gain on Sale of Division..................................    4,402
  Interest expense..........................................     (445)       (33)
  Other Income, Net.........................................      167        104
                                                              -------    -------
Loss From Continuing Operations.............................  $(1,137)   $(9,823)
                                                              =======    =======

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

    Revenues for the years ended December 31, 1997 were as follows:

                                                                                                           HISS
                                                                SOFTWARE                CONSOLIDATED   (DISCONTINUED
                                         FAST     HOSTAMERICA   PRODUCTS   INSURERATE      TOTALS       OPERATIONS)
           (IN THOUSANDS)              --------   -----------   --------   ----------   ------------   -------------
Revenues--1997.......................   $1,792       $691         $ 20     $      --       $2,503          $375

    For the year 1997, operating income (loss) by segment is not presented as the information is not available.

                          HOMECOM COMMUNICATIONS, INC.

4. SEGMENT INFORMATION (CONTINUED)
    Asset information by reportable segment is not reported since the Company does not produce such information internally.

5. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable operating lease agreements expiring through 2004. The Company has entered into capital leases of computer equipment.

    Future minimum lease payments under capital and operating leases are as follows as of December 31, 1999:

                                                     CAPITAL
                                                     LEASES     OPERATING LEASES
                                                    ---------   ----------------
2000..............................................  $ 264,685      $  625,050
2001..............................................    170,271         426,895
2002..............................................     98,255         363,357
2003..............................................     44,358         235,550
2004..............................................     16,358         161,715
                                                    ---------      ----------
Total minimum lease payments......................    593,927      $1,812,567
                                                                   ==========
Less: amount representing interest................    (74,374)
                                                    ---------
Present value of minimum lease payments...........    519,553
Less: current portion.............................   (204,278)
                                                    ---------
                                                    $ 315,275
                                                    =========

    The Company leases office space in New York City, Chicago, Houston, and Atlanta. The total amount of the base rent payments is being charged to expense on a straight-line method over the term of these leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases.

    Rental expense under operating leases was approximately $507,000, $440,000 and $588,000 for the years ended December 31, 1997, 1998, 1999 respectively.

                          HOMECOM COMMUNICATIONS, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Various legal proceedings may arise in the normal course of business. Additionally, the Company's software and equipment are vulnerable to computer viruses or similar disruptive problems caused by customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Moreover, customers of the Company could use computer files and information stored on or transmitted to Web server computers maintained by the Company to engage in illegal activities that may be unknown or undetectable by the Company, including fraud and misrepresentation, and unauthorized access to computer systems of others. Furthermore, inappropriate use of the Internet by third parties could also jeopardize the security of customers' confidential information that is stored in the Company's computer systems. Any such actions could subject the Company to liability to third parties. The Company does not have errors and omissions, product liability or other insurance to protect against risks caused by computer viruses or other misuse of software or equipment by third parties. The Company does maintain errors and omissions to protect it from malfunctions or nonmerchantability of its software products and from potential market conduct liabilities relating to its insurance and securities operations. Although the Company attempts to limit its liability to customers for these types of risks through contractual provisions, there can be no assurance that these provisions will be enforceable. Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS

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

    In September 1997, the Company issued $1,700,000 of 5% convertible debentures due September 22, 2000. Net proceeds to the Company from the issuance of the debentures totaled approximately $1,500,000. During 1998, the full principal amount of the debentures was fully converted into 961,460 shares of common stock. As of December 31, 1999, $44,596 of interest has been accrued for the debentures, and is payable on September 22, 2000. Due to the beneficial conversion feature of the debentures, a portion of the proceeds ($566,667) was allocated to additional paid-in capital. The corresponding discount on the debentures was amortized in 1998 as a non-cash charge to interest expense.

    In connection with the issuance of the debentures, the Company issued to a broker designated by the purchaser of the debentures three-year warrants to acquire an aggregate 400,000 shares of common stock. These warrants were issued in October 1997. Of these warrants, 43,125 and 200,000 at exercise

                          HOMECOM COMMUNICATIONS, INC.

6. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS (CONTINUED) prices of $4.00 and $6.00 per share, respectively, are outstanding at December 31, 1999. If not earlier exercised, the warrants expire on October 27, 2000.

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

    At December 31, 1998, 600,000 warrants were outstanding at a weighted average exercise price of $7.51. At December 31, 1999, 1,261,960 warrants are outstanding at a weighted average exercise price of $6.30.

    On April 16, 1998, the Company issued 351,391 shares of common stock to acquire all of the outstanding capital stock of The Insurance Resource Center, Inc.

    On October 7, 1998, the Company issued 18,959 shares of common stock to the former holders of HISS's capital stock as an earnout payment, which was recorded as compensation expense. In October, 1999, in connection with the sale of the HISS business unit, the Company issued 18,959 shares of common stock to the former shareholders of HISS as an earnout payment. In addition, the Company committed to issue another 18,959 shares of common stock to the former shareholders of HISS in the event that the Company's equity stake in the acquiring entity becomes worth over $5 million and is freely tradable.

    During 1999, the Company issued 1,252,174 shares of common stock for the net assets of First Institutional Marketing, Inc. and certain of its affiliates.

    During 1999, the Company issued 185,342 shares of common stock for the net assets of Ganymede Corporation.

7. ISSUANCE OF SERIES B PREFERRED STOCK

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

                          HOMECOM COMMUNICATIONS, INC.

7. ISSUANCE OF SERIES B PREFERRED STOCK (CONTINUED)
    The Series B Preferred Stock is convertible into common stock at a conversion price equal to the lower of (a) the average of the closing price for four consecutive trading days in the twenty-five consecutive trading days ending one day prior to the conversion date ($4.86 at the Issuance date) and (b) $5.23. The number of common shares into which the Series B Preferred Stock is convertible is determined by dividing the stated value of the Series B Preferred Stock, increased by 5% annually, by the conversion price. As the Series B Preferred Stock is automatically convertible on March 24, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% annual increase for the three year period ending in 2002. After adjustment for this additional benefit the $4.86 conversion price is reduced to $4.23, the most beneficial conversion price at the Issuance Date.

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $792,000 of the beneficial conversion was amortized in 1999. The balance of the beneficial conversion feature will be recognized through March, 2002. During 1999, 10 shares of Series B Preferred Stock were converted into 63,317 shares of common stock.

    The Company has the option to redeem the Series B Preferred Stock after 110 days for 120% of face value. Additionally, if the Company has issued common stock upon conversion of the Series B Preferred Stock such that 19.99% of the common stock outstanding is held by the preferred shareholders, the Company must obtain approval of the shareholders before any more preferred shares can be converted. If such approval is not obtained within 60 days of notice, the preferred shareholders may require the Company to repurchase the remaining Series B Preferred Stock at 120% of face value. The Series B Preferred Stock is presented outside of permanent equity as the outcome of the shareholder vote, and possible redemption, is outside of the control of the Company.

8. ISSUANCE OF SERIES C PREFERRED STOCK

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

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $3,323,748 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $3,170,904 assigned to the preferred stock and $152,844

                          HOMECOM COMMUNICATIONS, INC.

8. ISSUANCE OF SERIES C PREFERRED STOCK (CONTINUED) assigned to the warrants as of July 27, 1999. The Company then allocated $1,678,505 of the Series C net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $1,485,000 of the beneficial conversion was amortized in 1999. The balance of the beneficial conversion feature will be recognized through July, 2002. During 1999, 37 shares of Series C Preferred Stock were converted into 281,460 shares of common stock.

    The Company has the right, in its sole discretion, to redeem, from time to time, any or all of the Series C Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption at 120% of the original purchase price.

    The Series C Preferred Warrants expire on July 27, 2004 and have an exercise price of $7.34 per share, subject to adjustment under certain circumstances.

9. ISSUANCE OF SERIES D PREFERRED STOCK

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

    In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,423,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,387,477 assigned to the preferred stock and $36,273 assigned to the warrants as of September 28, 1999. The Company then allocated $642,084 of the Series D net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $280,000 of the beneficial conversion was amortized in 1999. The balance of the beneficial conversion feature will be recognized through September, 2002.

    The right of the holders of the Series D Preferred Stock to convert their shares is also subject to the following restrictions: (i) during the period beginning on the issuance date through the following 90 days, each holder may not convert more than 25% of the Series D Preferred Stock purchased by such holder; (ii) during the period beginning on the issuance date through the following 120 days, each holder may not convert more than 50% of the Series D Preferred Stock purchased by such holder; and (iii) during the period beginning on the issuance date through the following 150 days, each holder may not convert more than 75% of the Series D Preferred Stock purchased by such holder. At any time after the issuance date, the Company shall have the right, in its sole discretion, to redeem, from time

                          HOMECOM COMMUNICATIONS, INC.

9. ISSUANCE OF SERIES D PREFERRED STOCK (CONTINUED) to time, any or all of the Series D Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption. The redemption price will be calculated as (i) 105% of the original purchase price for the first 30 days following the issuance date; (ii) 110% of the original purchase price for the next 90 days thereafter and (iii) 120% of the original purchase price after 120 days from the issuance date.

    The Series D Preferred Warrants expire on September 27, 2004 and have an exercise price of $7.34 per share, subject to adjustment under certain circumstances.

10. STOCK OPTION PLANS

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

    The options granted to purchase shares under the Stock Option Plan. The options vest 25% per year and expire ten years after the grant date. The exercise price of the options was at or above the fair market value of the stock on the grant date.

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

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting method or continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and disclose pro forma net income and earnings per share assuming the fair value method had been applied.

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company has recognized no compensation expense for options issued to employees and non-employee directors. For the years ended December 31, 1998 and 1999, the Company recognized approximately $5,000, $36,000, and $0, respectively, in expense for stock issued to non-employees.

    Pro forma information regarding loss per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

                          HOMECOM COMMUNICATIONS, INC.

10. STOCK OPTION PLANS (CONTINUED)
    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Risk-free interest rate...........................    5.93%      5.11%      5.58%
Volatility factors of the expected market price of
  the Company's common stock......................      90%       110%        85%
Weighted average expected life of the options.....  5 years    5 years    5 years
Expected dividend yield...........................       0%         0%         0%

    Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1998 and 1999 would have been the pro forma amounts listed below:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           1997          1998           1999
                                        -----------   -----------   ------------
Loss applicable to common
  shareholders:
  As reported.........................  $(4,881,181)  $(1,870,807)  $(11,733,665)
  Pro forma...........................   (5,012,634)   (2,351,259)   (12,591,580)
Basic and diluted loss per share:
  As reported.........................        (1.88)        (0.44)         (1.86)
  Pro forma...........................        (1.93)        (0.55)         (1.99)

    Option activity under all of the stock option plans is summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------
                                             1997                          1998                           1999
                                  ---------------------------   ---------------------------   ----------------------------
                                             WEIGHTED-AVERAGE              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                   SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                  --------   ----------------   --------   ----------------   ---------   ----------------
Outstanding at beginning of
  year..........................   220,543        $6.30          421,160        $4.95           558,610        $4.59
Granted.........................   599,555         5.26          312,700         3.35         1,067,958         4.31
Exercised.......................         0           --           (4,375)        4.06           (53,278)        3.93
Forfeited.......................  (398,938)        5.80         (170,875)        3.34          (418,031)        4.25
                                  --------                      --------                      ---------
Outstanding at end of year......   421,160         4.95          558,610         4.59         1,155,259         4.49
                                  ========                      ========        =====         =========
Options exercisable at year
  end...........................     3,090         4.95          127,791         4.98           251,112         4.85
                                  ========                      ========                      =========
Shares available for future
  grant.........................   178,840                        41,390                        912,912
                                  ========                      ========                      =========
Weighted-average fair value of
  options granted during the
  year at the shares' fair
  value.........................  $   3.71                      $   2.79                      $    3.10
                                  ========                      ========                      =========

                          HOMECOM COMMUNICATIONS, INC.

10. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about fixed options outstanding at December 31, 1999.

                                                                             WEIGHTED AVERAGE
                                                                           REMAINING CONTRACTUAL
EXERCISE PRICES                                                 SHARES             LIFE
---------------                                                ---------   ---------------------
$1.91-2.81..................................................     392,900            9.6
$3.22-4.55..................................................     246,550            7.8
$5.06-6.50..................................................     505,809            8.8
$8.06.......................................................      10,000            8.0
                                                               ---------
                                                               1,155,259
                                                               =========

11. ACQUISITIONS AND DIVESTITURES

    On April 16, 1998, the Company acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for total consideration of approximately $571,000, consisting of 351,391 shares of the Company's common stock. IRC provides Internet development and hosting services to the insurance industry. The Company accounted for this acquisition as a purchase transaction. Approximately $460,000 was recorded as an intangible asset. At December 31, 1998, the net unamortized balance of this intangible asset was $351,000, net of $109,000 of accumulated amortization. As of December 31, 1999, the intangible assets related to IRC had been fully amortized.

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

    On March 24, 1999, the Company acquired First Institutional Marketing, Inc., and certain of its affiliates ("FIMI") of Houston, Texas for total consideration of $4,236,104, consisting of 1,252,174 shares of common stock. The acquisition has been accounted for as a purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the definitive agreement was publicly announced. The resulting intangible assets will be amortized over a period of approximately 3 to 7 years. Results of operations for FIMI are included with those of the Company subsequent to the date of acquisition. Prior to the closing of the acquisition, the Company loaned the shareholders of FIMI $370,000. The note is due in 2000 and bears interest of 9%. The loan may be repaid in cash or common stock. In connection with the acquisition, the principal shareholders of FIMI were granted 300,000 warrants to acquire HomeCom common stock at an exercise price of $3.74 per share. Vesting of the warrants is contingent upon FIMI meeting certain operating goals as defined in the agreement. If the operating results are obtained, the warrants vest ratably over a three-year period on the anniversary date of the acquisition.

    On April 23, 1999, the Company acquired all of the outstanding shares of Ganymede Corporation ("Ganymede") for total consideration of $1,348,186, consisting of 185,342 shares of common stock and $100,000 cash. The number of shares was determined by dividing the total non-cash consideration by the average closing price of the Company's stock for the 20 trading days prior to April 9, 1999. The value of the shares was determined by using the average closing stock price of the two days before and after the definitive agreement was publicly announced. In addition, the Company entered into employment agreements with the three principals of Ganymede, calling for them to continue in their

                          HOMECOM COMMUNICATIONS, INC.

11. ACQUISITIONS AND DIVESTITURES (CONTINUED) current roles for the acquired company. The acquisition has been accounted for as a purchase transaction. The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The resulting intangible assets will be amortized over a period of approximately 3 to 5 years. Results of operations for Ganymede have been included with those of the Company for periods subsequent to the date of acquisition.

    The following unaudited pro forma information for the years ended
December 31, 1998 and 1999 have been prepared to reflect adjustments to the Company's historical results of operations to give effect to the acquisition of FIMI and Ganymede and the divestiture of HostAmerica and HISS as if each transaction had occurred on January 1, 1998.

    This pro forma information is not necessarily indicative of the results of operations which would have been attained had each of the aforementioned transactions been consummated on the dates indicated or which may be attained in the future.

                                                                  1998           1999
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net revenue.................................................  $  7,113,162   $  7,277,164
Gross profit................................................     1,292,832      2,232,059
Loss from continuing operations.............................    (1,366,197)    (9,439,054)

12. DISPOSITION OF INTERNET SECURITY SERVICES DIVISION

    On October 1, 1999, the Company sold substantially all of the assets of its HomeCom Internet Security Services ("HISS") division to Infrastructure Defense, Inc. ("iDefense") for $823,175 in common stock of the non-public acquiror, certain security audit rights and $200,000 cash, paid in January, 2000. The purchase price was established through arms' length negotiations between the Company and iDefense.

    The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a gain of approximately $1.14 million on the sale of the HISS unit in 1999.

13. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                          HOMECOM COMMUNICATIONS, INC.

13. INCOME TAXES (CONTINUED)
purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Temporary differences:
Allowance for uncollectibles.......................  $    36,246   $    82,052
Vacation accrual...................................       33,586        29,812
Depreciation.......................................        4,826       113,930
Deferred rent expense..............................       25,462        19,490
Cash to accrual adjustment.........................           --       100,278
Other accruals.....................................           --       160,000
Software development expenses......................       35,138        32,620
Net operating loss carryforward....................    2,357,670     5,043,323
                                                     -----------   -----------
Deferred tax asset.................................    2,492,928     5,581,505
Valuation allowance................................   (2,492,928)   (4,896,133)
                                                     -----------   -----------
Net deferred tax asset.............................           --       685,372

Acquired intangibles...............................           --      (685,372)
                                                     -----------   -----------
Deferred tax liability.............................           --      (685,372)
                                                     -----------   -----------
Net deferred tax asset (liability).................           --            --
                                                     ===========   ===========

    At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $13,300,000 which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during 1997 resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the future utilization of the Company's net operating loss carryforwards as of the change date. Certain stock transactions occurring in 1998 and 1999 may have resulted in the Company incurring an ownership change, which may result in a limitation on the Company's future utilization of net operating loss carryforwards generated in 1998 and 1999. Based on the cumulative losses in recent years and the limitation and the use of the company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset.

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

3. Exhibits

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
         1.1            --Form of Underwriting Agreement.*

         3.1            --Restated Certificate of Incorporation of the Registrant.*

         3.2            --Restated Bylaws of the Registrant.*

         3.3            --Certificate of Designation of Series A Convertible
                          preferred stock.***

         3.4            --Certificate of Designation of Series B Convertible
                          Preferred Stock.**

         3.5            --Certificate of Designation of Series C Convertible
                          Preferred Stock (previously filed).

         3.6            --Certificate of Designation of Series D Convertible
                          Preferred Stock (previously filed).

         4.1            --See Exhibits 3.1 and 3.2 for provisions of the Restated
                          Certificate of Incorporation and Bylaws of the Registrant
                          defining rights of the holders of Common Stock of the
                          Registrant.*

         4.2            --Specimen Stock Certificate.*

         4.3            --Form of Warrant.*

         5.1            --Opinion of Sims Moss Kline & Davis LLP, Counsel to the
                          Registrant, as to the legality of the shares being registered (previously filed).

        10.1            --HomeCom Communications, Inc. Stock Option Plan and form of
                          Stock Option Certificate.*

        10.2            --HomeCom Communications, Inc. Non-Employee Directors Stock
                          Option Plan and form of Stock Option Certificate.*

        10.3            --Employment Agreement between the Registrant and Harvey W.
                          Sax, dated January 1, 1996.*

        10.4            --Form of Employment Agreement entered into between the
                          Registrant and each of its executive officers except
                          Harvey W. Sax.*

        10.5            --Lease Agreement between Property Georgia OBJLW One
                          Corporation and the Registrant dated January 22, 1996.*

        10.6            --Lease and Services Agreement between Alliance Greensboro,
                          L.P. and the Registrant, dated June 25, 1996.*

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
        10.7            --Business Alliance Program Agreement between Oracle
                          Corporation and the Registrant, dated May 30, 1996,
                          together with the Sublicense Addendum, Application
                          Specific Sublicense Addendum, Full Use and Deployment
                          Sublicense Addendum and License Transfer Policy, each
                          dated May 30, 1996.*

        10.8            --Network Enrollment Agreement between Apple Computer, Inc.
                          and the Registrant, effective May 1996.*

        10.9            --Member Level Agreement between Microsoft Corporation and the Registrant, effective May 1996.*

        10.10           Master Agreement for internet Services and Products between
                          BBN Planet Corporation and the Registrant, dated February
                          1, 1996.*

        10.11           --Authorized Business Partners Agreement between BBN Planet
                          Corporation and the Registrant, dated May 14, 1996.*

        10.12           --Stock Purchase Agreement between the Registrant and the
                          stockholders of HomeCom internet Security Services, Inc.,
                          dated August 31, 1996.*

        10.13           --Form of Promissory Notes issued by the Registrant and held by Mark Germain.*

        10.14           --Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward A. Blech Trust.*

        10.15           --Marketing Associate Solution Alliance Agreement dated
                          February 6, 1997 between the Registrant and Unisys
                          Corporation.*

        10.16           --Marketing Associate Agreement dated February 6, 1997
                          between the Registrant and Unisys Corporation.**

        10.17           --Letter agreement dated January 16, 1997 between the
                          Registrant, David A. Blech, Esther Blech and the Edward A.
                          Blech Trust.*

        10.18           --HomeCom Communications, Inc. Employee Stock Purchase
                          Plan.*

        10.19           --5% Convertible Debenture Purchase Agreement dated
                          effective September 19, 1997 between the Registrant, Euro
                          Factors International, Inc., Beauchamp Finance, FTS
                          Worldwide Corporation and COLBO.***

        10.20           --Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc., Beauchamp
                          Finance, FTS Worldwide Corporation and COLBO.***

        10.21           --Registration Rights Agreement dated effective September
                          19, 1997 between the Registrant, Euro Factors
                          International, Inc., Beauchamp Finance, FTS Worldwide
                          Corporation and COLBO.***

        10.22           --Letter agreement dated September 23, 1997 between the
                          Registrant, Euro Factors International, Inc., Beauchamp
                          Finance, FTS Worldwide Corporation and COLBO.***

        10.23           --Letter agreement dated September 27, 1997 between the
                          Registrant, Euro Factors International, Inc., Beauchamp
                          Finance, FTS Worldwide Corporation and COLBO.***

        10.24           --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the
                          Registrant to First Granite Securities, Inc.***

        10.25           --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the
                          Registrant to First Granite Securities, Inc.***

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
        10.26           --Form of Securities Purchase Agreement between the
                          Registrant, Sovereign Partners, L.P. and Dominion Capital
                          Fund, LTD. dated as of December 23, 1997.***

        10.27           --Form of Registration Rights Agreement between the
                          Registrant, Sovereign Partners, L.P. and Dominion Capital
                          Fund, LTD. dated as of December 23, 1997.***

        10.28           --Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P.***

        10.29           --Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD.***

        10.30           --Common Stock Purchase Agreement dated January 23, 1998 by and among InsureRate, Inc., the Registrant, Jerome R.
                          Corsi and Hamilton Dorsey Alston HomeCom.***

        10.31           --Escrow Agreement dated as of January 23, 1998 by and among
                          InsureRate, Inc., Hamilton Dorsey Alston HomeCom, the
                          Registrant, Jerome R. Corsi and SunTrust Bank, Atlanta.***

        10.32           --Shareholders Agreement dated January 23, 1998 by and among
                          Hamilton Dorsey Alston HomeCom, the Registrant and
                          InsureRate, Inc.***

        10.33           --Web Development and Hosting Services Agreement dated
                          January 23, 1998, by and among InsureRate, Inc. and
                          Hamilton Dorsey Alston HomeCom.***

        10.34           --Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the
                          Registrant to Hamilton Dorsey Alston HomeCom.***

        10.35           --Loan Agreement dated January 23, 1998 by and between
                          InsureRate, Inc. and the Registrant.***

        10.36           --Form of Master Note issued by the Registrant to
                          InsureRate, Inc.***

        10.37           --Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc.+

        10.38           --Letter Agreement, dated April 8, 1998 by and among
                          HomeCom, Eurofactors International Inc., Blauchamp France,
                          FTS Worldwide Corporation and COLBO.****

        10.39           --Letter Agreement, dated April 8, 1998 by and between First
                          Granite Securities, Inc. and HomeCom.****

        10.40           --Letter Agreement, dated April 17, 1998 by and among
                          Sovereign Partners, L.P., Dominion Capital Fund and
                          HomeCom.****

        10.41           --Agreement and Plan of Reorganization by and among The
                          Insurance Resource Center, Inc., Tim Strong, James Higham,
                          Cameron M. Harris & HomeCom and HomeCom, dated as of April
                          15, 1998.***

        10.42           --Employment Agreement by and between HomeCom and Tim
                          Higham, dated as of April 16, 1998.***

        10.44           --Asset Purchase Agreement by and between HomeCom and Sage
                          Networks Acquisition Corp. dated as of June 10, 1998.+

        10.45           --Escrow Agreement by and between HomeCom and Sage Networks
                          Acquisition Corp. dated as of June 10, 1998.+

        10.46           --Transitional Services Agreement by and between HomeCom and
                          Sage Networks Acquisition Corp. dated as of June 10,
                          1998.+

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
        10.47           --Co-Location Agreement by and between HomeCom and Sage
                          Networks, Inc. dated as of June 10, 1998.+

        10.48           --Agreement and Plan of Merger by and among HomeCom
                          Communications, Inc, FIMI Securities Acquisitions Corp.,
                          Inc., ATF Acquisition Corp., Inc. and Daniel A. Delity,
                          James Wm. Ellsworth, and David B. Frank dated as of
                          November 6, 1998, together with exhibits.++

        10.50           --Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA),
                          Inc., Liberty View Funds, L.P., and Liberty View Fund,
                          L.L.C.++

        10.51           --Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA),
                          Inc., Liberty View Funds, L.P., and Liberty View Fund,
                          L.L.C.++

        10.52           --Transfer Agent Instructions dated as of March 25, 1999.++

        10.53           --Transfer Agent Legal Opinion dated as of March 25, 1999.++

        10.54           --Placement Agency Agreement dated as of March 25, 1999 by and between HomeCom Communications, Inc. and J.P. Turner &
                          Company, L.L.C.++

        10.55           --Stock Purchase Agreement by and among HomeCom
                          Communications, Inc. and Richard L. Chu, Joseph G.
                          Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

        10.56           --Employment Agreement Between Ganymede Corporation and
                          Richard L. Chu, dated as of April 23, 1999.+++

        10.57           --Employment Agreement between Ganymede Corporation and John
                          Winans, dated as of April 23, 1999.+++

        10.58           --Employment Agreement between Ganymede Corporation and
                          Joseph G. Rickard, dated as of April 23, 1999.+++

        10.59           --Escrow Agreement by and among HomeCom Communications, Inc.
                          and Richard L. Chu, Joseph G. Rickard, John R. Winans,
                          Mario D'Agostino, Karen Moore, and John Kokinis, dated as
                          of April 23, 1999.+++

        10.60           --Pledge and Security Agreement by and between HomeCom
                          Communications, Inc. and Richard L. Chu, Joseph G.
                          Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

        10.61           --Warrant Agreement, dated as of March 25, 1999, by and
                          among CPR (USA), Inc. and HomeCom Communications, Inc.++++

        10.62           --Warrant Agreement, dated as of March 25, 1999, by and
                          among Liberty View Fund, L.L.C. and HomeCom
                          Communications, Inc.++++

        10.63           --Warrant Agreement, dated as of March 25, 1999, by and
                          among Liberty View, Funds, L.P. and HomeCom
                          Communications, Inc.++++

        10.64           --Warrant Agreement, dated as of March 25, 1999, by and
                          among J.P. Turner & Company, L.L.C and HomeCom
                          Communications, Inc.++++

        10.65           --Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC
                          (previously filed).

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
        10.66           --Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC
                          (previously filed).

        10.67           --Transfer Agent Instructions dated as of September 28, 1999
                          (previously filed).

        10.68           --Transfer Agent Legal Opinion dated as of July 23, 1999
                          (previously filed).

        10.69           --Placement Agency Agreement dated as of July 23, 1999 by
                          and between HomeCom Communications, Inc. and Greenfield
                          Capital Partners (previously filed).

        10.70           --Warrant Agreement, dated as of July 23, 1999, by and
                          between HomeCom Communications, Inc. and MacNab LLC
                          (previously filed).

        10.71           --Securities Purchase Agreement dated as of September 27,
                          1999 by and among HomeCom Communications, Inc. and Jackson
                          LLC (previously filed).

        10.72           --Registration Rights Agreement dated as of September 27,
                          1999 by and among HomeCom Communications, Inc. and Jackson
                          LLC (previously filed).

        10.73           --Transfer Agent Instructions dated as of September 28, 1999
                          (previously filed).

        10.74           --Transfer Agent Legal Opinion dated as of September 28,
                          1999 (previously filed).

        10.75           --Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield
                          Capital Partners (previously filed).

        10.76           --Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC
                          (previously filed).

        10.77           --Asset Purchase Agreement, dated October 1, 1999, by and
                          between HomeCom Communications, Inc. and Infrastructure
                          Defense, Inc.+++++

        10.78           --Bill of Sale and Assignment, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure
                          Defense, Inc.+++++

        10.79           --Non-solicitation and Non-compete Agreement, Dated October
                          1, 1999, by and between HomeCom Communications, Inc. and
                          Infrastructure Defense, Inc.+++++

        10.80           --Registration Rights Agreement, October 1, 1999, by and
                          between HomeCom Communications, Inc. and Infrastructure
                          Defense, Inc.+++++

        10.81           --Form of Opinion of Purchaser's Counsel.+++++

        10.82           --Form of Opinion of Seller's Counsel.+++++

        10.83           --Referral and Service Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and
                          Infrastructure Defense, Inc.+++++

        10.84           --Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

        10.85           --Resignation Letter of Krishan Puri, dated November 1,
                          1999.++++++

        21.1            --List of Subsidiaries.***

        23.1            --Consent of PricewaterhouseCoopers LLP

        23.2            --Consent of Andrew Shebay & Company, PLLC

        23.3            --Consent of Andrew Shebay & Company, PLLC

        23.4            --Consent of Ostrow Reisin Berk & Abrams, Ltd.

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
        23.5            --Consent of Sims Moss Kline & Davis LLP (included in
                          Exhibit 5.1) (previously filed).

        24.1            --Powers of Attorney (previously filed).

        27.1            --Financial Data Schedule (for SEC use only).

------------------------

* Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).
** Incorporated herein by reference to exhibit of the same number in the Form 10-K of the Registrant filed with the Commission on March 31, 1998.
*** Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).
**** Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on April 28, 1998.
+ Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on June 25, 1998.
++ Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on November 18, 1998.
+++ Incorporated herein by reference to exhibit of the same number in Form 10-Q/A of the Registrant filed with the Commission on November 17, 1999.
+ Incorporated herein by reference to exhibit of the same number in Form S-1 Registration Statement of the Registrant
         (Registration No. 333-45383).
++ Incorporated herein by reference to exhibit of the same number in Form 10-K of the Registrant filed with the Commission on March 31, 1999.
+++ Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on May 10, 1999.
++++ Incorporated herein by reference to Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761)
+++++ Incorporated herein by reference to exhibit of the same number on Form 8-K of the Registrant filed with the Commission on October 18, 1999.
++++++ Incorporated herein by reference to exhibit of the same number on Form 8-K of the Registrant filed with the Commission on November 5, 1999.

(B) REPORTS ON FORM 8-K

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

                               POWER OF ATTORNEY

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ HARVEY W. SAX                    President; Chief Executive
     -------------------------------------------         Officer; Director             March 30, 2000
                    Harvey W. Sax

               /s/ JAMES WM. ELLSWORTH                 Vice President--Chief James
     -------------------------------------------         Wm. Elsworth Financial        March 30, 2000
                 James Wm. Ellsworth                     Officer; Director

                /s/ DANIEL A. DELITY                   President, First Institutional
     -------------------------------------------         Marketing, Inc.; Director     March 30, 2000
                  Daniel A. Delity

              /s/ GIA BOKUCHAVA, PH.D.                 Chief Technical Officer;
     -------------------------------------------         Director                      March 30, 2000
                Gia Bokuchava, Ph.d.

                /s/ CLAUDE A. THOMAS                   Director
     -------------------------------------------                                       March 30, 2000
                  Claude A. Thomas

                 /s/ ROGER J. NEBEL                    Director
     -------------------------------------------                                       March 30, 2000
                   Roger J. Nebel

                 /s/ WILLIAM WALKER                    Director
     -------------------------------------------                                       March 30, 2000
                   William Walker