Form 10-Q
period 2000-03-31
HOMECOM COMMUNICATIONS INC
filed 2000-05-15
CIK 1021226

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                              Yes /X/      No / /

    As of May 1, 2000, there were 8,236,059 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOMECOM COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION...............................      2

ITEM 1. FINANCIAL STATEMENTS (unaudited):...................      2

  1) Consolidated Balance Sheets as of March 31, 2000 and
    December 31, 1999.......................................      2

  2) Consolidated Statements of Operations for the three
    months ended March 31, 2000 and 1999....................      3

  3) Consolidated Statements of Cash Flows for the three
    months ended March 31, 2000 and 1999....................      4

  4) Notes to Consolidated Financial Statements.............      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.........................      7

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K....................     11

Signatures..................................................     12

Exhibit Index...............................................     13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          HOMECOM COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    82,806        $ 1,497,678
  Accounts receivable, net..................................     1,510,196          1,160,114
  Employee loans............................................       465,333            474,583
  Receivable from related parties...........................            --            200,000
  Other current assets......................................       143,319            189,648
                                                               -----------        -----------
    Total current assets....................................     2,201,654          3,522,023

FURNITURE, FIXTURES AND EQUIPMENT, NET......................       996,244          1,131,204
DEPOSITS....................................................        93,524             92,494
INTANGIBLE ASSETS, NET......................................     4,625,810          4,966,822
INVESTMENT..................................................       823,175            823,175
                                                               -----------        -----------
    Total assets............................................   $ 8,740,407        $10,535,718
                                                               ===========        ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $ 1,269,278        $ 1,697,210
  Accrued payroll liabilities...............................       352,813            290,414
  Unearned revenue..........................................        95,233            296,319
  Current portion of obligations under capital leases.......       194,172            204,278
                                                               -----------        -----------
    Total current liabilities...............................     1,911,496          2,488,221

OTHER LIABILITIES...........................................       122,765            127,104
OBLIGATIONS UNDER CAPITAL LEASES............................       286,538            315,275
                                                               -----------        -----------
    Total liabilities.......................................     2,320,799          2,930,600
                                                               -----------        -----------

Redeemable preferred stock, Series B, $.01 par value, 125
  shares authorized, 175 shares issued at March 31, 2000 and
  December 31, 1999, respectively and 25 and 115 shares
  outstanding at March 31, 2000 and December 31, 1999,
  respectively, convertible, participating; $525,411
  liquidation value at March 31, 2000.......................       282,695          1,624,920
                                                               -----------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 15,000,000 shares
    authorized, 7,040,525 shares and 8,131,250 issued and
    outstanding at March 31, 2000 and December 31,1999,
    respectively............................................           813                704
  Preferred stock, Series C, $.01 par value, 175 shares
    authorized, 175 shares issued at March 31, 2000 and
    December 31, 1999, respectively, and 126.357 and
    137.5 shares outstanding at March 31, 2000 and December
    31, 1999 respectively, convertible, participating;
    $2,630,164 liquidation value at March 31, 2000..........             2                  2
  Preferred stock, Series D, $.01 par value, 75 shares
    authorized, 75 shares issued at March 31, 2000 and
    December 31, 1999, respectively, and 18 and 75 shares
    outstanding at March 31, 2000 and December 31, 1999
    respectively; convertible participating; $370,830
    liquidation value at March 31, 2000.....................             1                  1
  Additional paid-in capital................................    23,579,057         21,931,281
  Subscriptions receivable..................................       (64,689)           (64,687)
  Accumulated deficit.......................................   (17,378,271)       (15,887,103)
                                                               -----------        -----------
    Total stockholders' equity..............................     6,136,913          5,980,198
                                                               -----------        -----------
    Total liabilities and stockholders' equity..............   $ 8,740,407        $10,535,718
                                                               ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                     (UNAUDITED)
Revenues....................................................  $ 2,383,471   $   907,231
Cost of revenues............................................    1,028,676       709,941
                                                              -----------   -----------
GROSS PROFIT................................................    1,354,795       197,290
                                                              -----------   -----------

OPERATING EXPENSES:
  Sales and marketing.......................................      891,816       432,479
  Product development.......................................      209,230       135,591
  General and administrative................................    1,276,516       773,990
  Depreciation and amortization.............................      495,757       109,468
                                                              -----------   -----------
    Total operating expenses................................    2,873,319     1,451,528
                                                              -----------   -----------
OPERATING LOSS..............................................   (1,518,524)   (1,254,238)
OTHER EXPENSES (INCOME)
  Interest expense..........................................        4,065         4,709
  Other expense (income), net...............................      (31,421)      (12,527)
                                                              -----------   -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........   (1,491,168)   (1,246,420)
                                                              -----------   -----------

INCOME TAX PROVISION (BENEFIT)..............................           --            --
LOSS FROM CONTINUING OPERATIONS.............................   (1,491,168)   (1,246,420)
LOSS FROM DISCONTINUED OPERATIONS...........................           --      (125,167)
                                                              -----------   -----------
NET LOSS....................................................   (1,491,168)   (1,371,587)

DEEMED PREFERRED STOCK DIVIDEND.............................     (311,422)           --
                                                              -----------   -----------

LOSS APPLICABLE TO COMMON SHAREHOLDERS......................  $(1,802,590)  $(1,371,587)
                                                              ===========   ===========
EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED
CONTINUING OPERATIONS.......................................  $     (0.24)  $     (0.24)
DISCONTINUED OPERATIONS.....................................           --         (0.02)
                                                              -----------   -----------
                                                              $     (0.24)  $     (0.26)
                                                              -----------   -----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............    7,498,251     5,231,058
                                                              ===========   ===========

                          HOMECOM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(1,491,168)     $(1,371,586)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................       495,757          149,070
    Provision for bad debts.................................           386          133,500
    Deferred rent expense...................................        (4,337)            (715)
    Change in operating assets and liabilities:
      Accounts receivable...................................      (350,467)        (479,003)
      Prepaid expenses......................................        (1,030)        (189,325)
      Accounts payable and accrued expenses.................      (122,357)          54,733
      Accrued payroll liabilities...........................        62,399           54,723
      Unearned revenue......................................      (201,086)          85,829
      Other.................................................        46,329         (124,108)
                                                               -----------      -----------
    Net cash used in operating activities...................    (1,565,574)      (1,686,882)
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............       (19,786)         (17,960)
  Cash from acquisition.....................................            --           96,517
  Loans to employees........................................         9,250         (370,000)
  Payment of acquisition costs..............................            --          (87,530)
                                                               -----------      -----------
    Net cash used in investing activities...................       (10,536)        (378,973)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations....................       (38,843)         (38,175)
  Proceeds from the issuance of common shares and exercise
    of warrants.............................................            81          413,603
  Proceeds from issuance of preferred shares and warrants...            --        2,283,750
  Proceeds from a receivable of a related party.............       200,000               --
                                                               -----------      -----------
    Net cash provided by financing activities...............       161,238        2,659,178
                                                               -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,414,872)         593,323
CASH AND CASH EQUIVALENTS at beginning of period............     1,497,678        2,291,932
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS at end of period..................   $    82,806      $ 2,885,255
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON CASH INVESTING AND
  FINANCING ACTIVITIES

    During the three months ended March 31, 2000 the Company issued 59,559 shares of common stock relating to penalties on preferred stock accrued during 1999.

    During the three months ended March 31, 2000 the Company issued 15,077 shares of common stock for legal costs incurred in 1999.

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

2. SEGMENT INFORMATION

    During 1999, HomeCom was organized into four separate business units, organized on the basis of products and services. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development (FAST), Internet security services (HISS), software products, and InsureRate/FIMI. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc and discontinued operations for this business.

    The table below presents information about the reported business unit revenues, income (loss) for HomeCom Communications, Inc. for the three months ended March 31, 2000 and 1999 (in thousands):

                                                              PERIOD ENDED MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues:
  FAST......................................................   $ 1,166      $   775
  InsureRate/FIMI...........................................       755           67
  Software Products.........................................       462           65
                                                               -------      -------
    Totals..................................................     2,383          907
                                                               =======      =======
HISS (Discontinued Operation)...............................        --          135
                                                               =======      =======
Business Unit Net Income (Loss):
  FAST......................................................       528         (163)
  InsureRate/FIMI...........................................      (607)        (204)
  Software Products.........................................       367         (332)
                                                               -------      -------
Business Unit Net Income (Loss):............................       288         (699)
                                                               =======      =======
  HISS (Discontinued Operation).............................        --         (125)
                                                               =======      =======
Adjustments to reconcile Business unit net income(loss) with consolidated net income (loss):
  Corporate Expenses........................................    (1,807)        (555)
  Interest expense..........................................        (4)          (5)
  Net Other.................................................        32           13
                                                               -------      -------
Loss from Continuing Operations.............................   $(1,491)     $(1,246)
                                                               =======      =======

                          HOMECOM COMMUNICATIONS, INC.

                                  (UNAUDITED)

2. SEGMENT INFORMATION (CONTINUED)
    The Company evaluates the performance of its segments based on segment revenue and identifiable segment direct expenses, consisting primarily of salaries and wages, travel and other costs of segment operating and sales personnel. Common expenses for general and administrative costs, facilities, equipment, telecommunications, and depreciation and amortization expenses are not allocated to the business segments but are included in Corporate expenses.

3 BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common share ("EPS") is computed by dividing net income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended March 31, 2000 and 1999, as it is antidilutive.

                                                               PERIOD ENDED MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Loss from continuing operations.............................  $(1,491,168)  $(1,246,420)
  Less: Deemed preferred stock dividend.....................     (311,422)           --
                                                              -----------   -----------
Loss from continuing operations applicable to common
  shareholders..............................................   (1,802,590)   (1,246,420)
Loss from discontinued operations...........................           --      (125,167)
                                                              -----------   -----------
Net loss applicable to common shareholders..................   (1,802,590)   (1,371,587)
                                                              ===========   ===========

Weighted average common shares outstanding--basic and
  diluted...................................................    7,498,251     5,231,058
                                                              -----------   -----------

Loss per share--continuing operations.......................  $     (0.24)  $     (0.24)
Loss per share--discontinued operations.....................           --         (0.02)
                                                              -----------   -----------
                                                              $     (0.24)  $     (0.26)
                                                              ===========   ===========

4. TAXES

    There was no provision for or cash payment of income taxes for the three months ended March 31, 2000 and 1999, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2000.

5. OTHER MATTERS

    Certain prior period amounts have been reclassified to conform to current period presentation.

6. SUBSEQUENT EVENT

    On April 14, 2000, the Company issued 106.35 shares of the Company's
Series E Convertible Preferred Stock, par value $.01 per share (the "Series E Preferred Stock") and warrants to acquire up to 33,334 shares of Common Stock for net proceeds of approximately $1.9 million. The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year. Each Series E Preferred Share is convertible, from and after the earlier to occur of: (i)120 days following the date of issuance or
(ii) the effective date of the registration statement for the common shares underlying the Series E Preferred Stock, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series E Preferred Stock issued and outstanding on April 14, 2003 will automatically be converted into Common Stock at the conversion price then in effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383, 333-86837, 333-88491 and 333-59795)
and S-3 (333-73123 and 333-81581).

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

    HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable financial institutions and their customers to use the Internet and intranets/ extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to enable financial institutions to establish electronic channels to consumers and conduct business by providing secure, innovative, Internet-based applications to the banking, insurance and brokerage industries. As a B2B (business to business) technology provider to this electronic channel, HomeCom intends to continually enrich the content of its proprietary applications; host and maintain its own as well as third party software applications; and to provide strategic design, consulting, and development services to financial institutions on e-commerce and webmarketing. HomeCom derives revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees. HomeCom has grown to approximately 76 full-time employees and occupies approximately 38,900 square feet of office space with offices in Atlanta, Houston, New York City, and the Chicago area.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1999

    NET SALES. Net sales increased 163% from $907,231 in the first quarter of 1999 to $2,383,471 in the first quarter of 2000. This increase of $1,476,241 is primarily attributable to the inclusion of a full three months of FIMI revenues in 2000 amounting to $755,537 compared with seven days of revenue recorded for the then newly acquired unit in 1999. The higher revenues are also attributable to an increase of approximately $370,000 in software sales and about a $300,000 increase in Web Site development revenues.

    COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $709,941, or 78% of revenues in the first quarter of 1999 to $1,028,676, or 43% of revenues in the first quarter of 2000. This increase is largely related to the inclusion of the FIMI cost for the full three month period in 2000. The decline in cost of sales as a percentage of revenues is due to an improved mix of products and services sold and a better utilization of technical staff resources.

    GROSS PROFIT. Gross profit increased by $1,157,506 from $197,290 in the first quarter of 1999 to $1,354,795 in the first quarter of 2000. Gross profit margins improved from 22% during the first quarter of 1999 to 57% during the first quarter of 2000. This improvement in gross profit is primarily related to a more profitable product mix, in part due to the acquisition of the FIMI companies and better control over project costs.

    SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 106% from $432,479 in 1999 to $891,816 in 2000. This increase was primarily attributable to the full period impact from FIMI and increased advertising, public relations, and marketing costs. As a percentage of net sales, these expenses declined from 48% in 1999 to 37% in 2000.

    PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development of $209,230, or 9% of net sales in the first quarter of 2000 compares with total product development expenditures of $135,591, or 15% of sales in the first quarter of 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $773,990 in the first quarter of 1999 to $1,276,516 in the first quarter of 2000 mainly due to the addition of the FIMI companies for the full period. As a percentage of net sales, these expenses decreased from 85% in the first quarter of 1999 to 54% in the first quarter of 2000, due primarily to increases in revenues without corresponding increases in general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization increased from $109,468, or 12% of revenues in the first quarter of 1999 to $495,757, or 21% of revenues in the first quarter of 2000, primarily due to the amortization of intangible assets associated with the acquisitions of FIMI, IRC and Ganymede.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL

    The Company has substantially limited unused sources of capital. As of March 31, 2000, the Company had a net working capital deficit of approximately $15,000. On April 14, 2000, subsequent to the date of these financial statements, the Company completed an equity offering of approximately
$2 million to address its immediate liquidity needs (see footnote 6). Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

    Net cash used in operating activities was $1,565,574 for three months ended March 31, 2000. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. In March 1999, the Company issued 125 shares of its Series B preferred stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold 175 shares of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, HomeCom sold 75 shares of its series D preferred stock for net proceeds of approximately $1.4 million.

    The Company spent $19,786 and $17,960 during the three months ended
March 31, 2000 and 1999, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of March 31, 2000 consist primarily of leases on its Atlanta, Georgia, Houston, Texas and New York City facilities.

    Accounts receivable, net of allowance for doubtful accounts, totaled $1,510,196 as of March 31, 2000. Trade receivables are monitored by the Company through ongoing credit evaluations of its customers' financial conditions. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

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

                                                            HOMECOM COMMUNICATIONS, INC.

Date: May 15, 2000                                                        /s/ HARVEY SAX
                                                            -----------------------------------------
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 15, 2000                                                      /s/ JIM ELLSWORTH
                                                            -----------------------------------------
                                                                          Jim Ellsworth
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

                          HOMECOM COMMUNICATIONS, INC.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION                                                     PAGE
---------------------   -----------                                                   --------
         27             Financial Data Schedule (For SEC Use only)..................     17