Form 10-Q
period 2000-06-30
HOMECOM COMMUNICATIONS INC
filed 2000-08-14
CIK 1021226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-29204

                          HOMECOM COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        58-2153309
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION)

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

                              Yes /X/      No / /

     As of August 1, 2000, there were 8,925,726 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                          HOMECOM COMMUNICATIONS, INC.
                                                TABLE OF CONTENTS



                                                                                                    Page

PART I.   FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS                                                            2
               1)     Consolidated  Balance  Sheets  as of  June  30,  2000  (unaudited)  and
                      December 31, 19                                                                 2
               2)     Consolidated  Statements  of  Operations  for the three  months and six
                      month ended June 30, 2000 and 1999  (unaudited)                                 3
               3)     Consolidated  Statements of Cash Flows for the six months ended June 30,
                      2000 and 1999 (unaudited)                                                       4
               4)     Notes to Consolidated Financial Statements                                      5

           ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
                      RESULTS OF OPERATIONS                                                           9



Part II.  OTHER INFORMATION

           ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                      14

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            14

           ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                              15

           SIGNATURES                                                                                16

           EXHIBIT INDEX                                                                             17



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HOMECOM COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                              June 30,          December 31,
                                                                                               2000                1999
                                                                                           -------------       -------------
                                                                                           (UNAUDITED)

                  ASSETS

             Current Assets:
                  Cash and cash equivalents                                                $   1,030,253       $   1,497,678
                  Accounts receivable, net                                                     1,351,567           1,160,114
                  Employee loans                                                                 470,958             474,583
                  Receivable from related parties                                                                    200,000
                  Other current assets                                                           177,214             189,648
                                                                                           -------------       -------------
                  Total current assets                                                         3,029,992           3,522,023
             Furniture, Fixtures and Equipment, Net                                              899,434           1,131,204
             Deposits                                                                             82,485              92,494
             Intangible Assets, Net                                                            3,477,408           4,966,822
             Investment                                                                          823,175             823,175
                                                                                           -------------       -------------
                      Total Assets                                                         $   8,312,494       $  10,535,718
                                                                                           =============       =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

             Current Liabilities:
                  Accounts payable and accrued expenses                                    $   1,328,298       $   1,697,210
                  Accrued payroll liabilities                                                    433,194             290,414
                  Unearned revenue                                                                                   296,319
                  Current portion of obligations under capital leases                            182,910             204,278
                                                                                           -------------       -------------
                  Total Current Liabilities                                                    1,944,402           2,488,221
             Other Liabilities                                                                   109,060             127,104
             Obligations Under Capital Lease                                                     273,341             315,275
                                                                                           -------------       -------------
                      Total Liabilities                                                        2,326,803           2,930,600
                                                                                           -------------       -------------

             Redeemable Preferred Stock--Series B, $.01 par value, 125  shares                   282,695           1,624,920
                  authorized, 25 and 115 shares outstanding at June 30, 2000 and
                  December 31, 1999, respectively; participating;  $ 531,575 liquidation value at June 30, 2000.

             Stockholders' Equity:
                  Common stock, $.0001 par value, 50,000,000 shares authorized,                      879                 704
                  8,786,247 shares 7,040,525 shares issued and outstanding at June
                  30, 2000 and December 31, 1999, respectively.
                  Preferred stock, Series C, $.01 par value, 175 shares authorized,                    1                   2
                  104.6 and 137.5 shares outstanding at June 30, 2000 and December
                  31, 1999, respectively, convertible, participating; $ 2,208,383 liquidation value at June 30, 2000.
                  Preferred stock, Series D, $.01 par value, 75 shares authorized,                     1                   1
                  1.3 and 75 shares outstanding at June 30, 2000 and December 31,
                  1999 respectively; convertible, participating; $ 26,991 liquidation value at June 30, 2000.
                  Preferred stock, Series E, $.01 par value, 106.4 shares authorized,                  1
                  106.4 shares issued and outstanding as June 30, 2000, convertible, participating, $ 2,162,897 liquidation value at June 30,2000.
                  Additional paid-in capital                                                  25,449,071          21,931,281
                  Subscriptions Receivable                                                       (64,687)            (64,687)
                  Accumulated Deficit                                                        (19,682,270)        (15,887,103)
                                                                                           -------------       -------------
      Total Stockholders' Equity                                                               5,702,996           5,980,198
                                                                                           -------------       -------------
                       Total Liabilities and Stockholders' Equity                          $   8,312,494       $  10,535,718
                                                                                           =============       =============


   The accompanying notes are an integral part of these financial statements

                          HOMECOM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                 ------------------------------     ------------------------------
                                                                     2000             1999             2000              1999
                                                                 -------------    -------------     ------------     -------------
   Revenues                                                      $  2,236,486     $  1,912,052      $ 4,619,957      $  2,819,282
   Cost of Revenues                                                 1,154,648        1,193,440        2,183,324         1,903,380
                                                                 -------------    -------------     ------------     -------------
   Gross Profit                                                     1,081,838          718,612        2,436,633           915,902
                                                                 -------------    -------------     ------------     -------------

   Operating Expenses:
          Sales and marketing                                         701,601          948,213        1,593,417         1,318,010
          Product development                                          69,292          165,280          278,523           350,579
          General and administrative                                1,327,276        1,407,992        2,603,792         2,169,873
          Depreciation and amortization                             1,336,734          457,104        1,832,491           608,823
                                                                 -------------    -------------     ------------     -------------
               Total operating expenses                             3,434,903        2,978,589        6,308,223         4,447,285
                                                                 -------------    -------------     ------------     -------------

   Operating loss                                                  (2,353,065)      (2,259,977)      (3,871,590)       (3,531,383)

   Other Expenses

          Interest expense (income)                                   (34,529)          11,444          (30,464)           16,153
          Other income, net                                           (14,537)         (27,383)         (45,959)          (39,910)
                                                                 -------------    -------------     ------------     -------------
   Loss  From Continuing Operations Before Income Taxes            (2,303,999)      (2,244,038)      (3,795,167)       (3,507,626)
   Income Tax Provision (Benefit)                                          --               --               --                --
                                                                 -------------    -------------     ------------     -------------
   Loss From Continuing Operations                                 (2,303,999)      (2,244,038)      (3,795,167)       (3,507,626)
   Loss from Discontinued Operations                                                  (143,000)                          (251,000)
                                                                 -------------    -------------     ------------     -------------
   Net Loss                                                        (2,303,999)      (2,387,038)      (3,795,167)       (3,758,626)
   Deemed Preferred Stock Dividend                                   (871,318)        (792,390)      (1,182,740)         (792,390)
                                                                 -------------    -------------     ------------     -------------
   Net Loss Applicable to Common Shareholders                    $ (3,175,317)    $ (3,179,428)   $  (4,977,907)   $   (4,551,016)
                                                                 -------------    -------------     ------------     -------------
   Loss Per Share - Basic and Diluted
           Continuing Operations                                 $      (0.38)    $      (0.46)   $       (0.63)   $        (0.73)
           Discontinued Operations                                                       (0.02)                             (0.04)
                                                                 -------------    -------------     ------------     -------------
   Loss Per Share - Basic and Diluted                            $      (0.38)    $      (0.48)   $       (0.63)   $        (0.77)
                                                                 -------------    -------------     ------------     -------------
   Weighted Average Common Shares Outstanding                       8,353,619        6,585,603        7,891,021         5,912,072
                                                                 -------------    -------------     ------------     -------------



The accompanying notes are an integral part of these financial statements.

                                           HOMECOM COMMUNICATIONS, INC.

                                             STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)



                                                                                          SIX MONTHS ENDED
                                                                                               June 30,
                                                                                --------------------------------
                                                                                    2000                1999
                                                                                ------------        ------------
Cash Flows From Operating Activities:
      Net loss                                                                  $ (3,795,167)       $ (3,758,626)
      Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                             1,814,449             608,823
         Provision for bad debts                                                        (386)            133,500
         Deferred rent expense                                                       (18,043)            (21,571)
         Change in operating assets and liabilities:

             Accounts receivable                                                    (226,480)           (406,158)
             Prepaid expenses                                                                           (562,382)
             Accounts payable and accrued expenses                                  (106,653)            779,516
             Accrued payroll liabilities                                             142,780              102,157
             Unearned revenue                                                       (296,319)            (76,319)
             Other                                                                    61,480            (270,718)
                                                                                ------------        ------------

         Net cash used in operating activities                                    (2,424,339)         (3,471,778)
                                                                                ------------        ------------


Cash Flows From Investing Activities:

      Purchase of furniture, fixtures and equipment                                  (93,265)           (252,793)
      Cash from acquisition                                                                              136,938
      Employee loans                                                                                    (370,000)
      Payment of acquisition costs                                                                      (356,285)
                                                                                ------------        ------------

         Net cash used in investing activities                                       (93,265)           (842,140)
                                                                                ------------        ------------


Cash Flows From Financing Activities:
      Repayment of receivable from a related  party                                  200,000
      Proceeds from issuance of preferred shares and warrants                      1,898,750           2,283,750
      Repayment of capital lease obligations                                         (63,302)           (146,516)
      Proceeds from issuance of common shares and exercise of warrants                14,731             448,487
                                                                                ------------        ------------
         Net cash provided by financing activities                                 2,050,179           2,585,721
                                                                                ------------        ------------
Net Decrease in cash and cash Equivalents                                           (467,425)         (1,728,197)
Cash and Cash Equivalents at Beginning of Period                                   1,497,678           2,541,932
                                                                                ------------        ------------
Cash and Cash Equivalents at End of Period                                      $  1,030,253        $    813,735
                                                                                ------------        ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING ACTIVITIES

     During the six months ended June 30, 2000 the Company issued 59,559 shares of common stock relating to penalties on preferred stock accrued during 1999.

     During the six months ended June 30, 2000, the Company issued 15,077 shares of common stock for legal costs incurred in 1999.

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

2. GOING CONCERN MATTERS

     The company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at June 30, 2000 of approximately $19.7 million. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. During 1999 the Company completed a workforce reduction and the sale of its security division in order to reduce expenses. Additionally, the Company has taken measures to reduce its corporate overhead. The Company's continued existence as a going concern is dependent upon its ability to generate cash flows sufficient to cover its corporate overhead or to secure adequate debt or equity funding.

3. SEGMENT INFORMATION

     During 1999, HomeCom was organized into four separate business units, organized on the basis of products and services. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development (FAST), Internet security services (HISS), software products, and InsureRate/FIMI. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc and discontinued operations for this business. On August 4, 2000, the Company announced that it had entered into an agreement to sell the InsureRate division and the FIMI companies. The transaction is subject to the execution of a definitive purchase agreement and is subject to a number of conditions, not limited to the completion of financing satisfactory to complete the transaction.

    The table below presents information about the reported business unit revenues, income (loss) for HomeCom Communications, Inc. for the three months and six months ended June 30, 2000 and 1999 (in thousands):



                                                             Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                        -----------------------------     ----------------------------
                                                           2000              1999             2000            1999
                                                        -----------      ------------     ------------     -----------
Revenues
         FAST                                           $     1,488      $     1,071      $     2,655      $    1,846
         InsureRate/FIMI                                        744              826            1,500             893
         Software Products                                        4               15              465              80
                                                        ------------     ------------     ------------     -----------
                  Totals                                      2,236            1,912            4,620           2,819
         HISS (Discontinued Operation)                                            93                              228
                                                        ============     ============     ============     ===========
Total Revenue                                                 2,236            2,005            4,620           3,047
                                                        ============     ============     ============     ===========

Business Unit Net Income (Loss)
         FAST                                                   942              153            1,464             267
         InsureRate/FIMI                                       (561)            (820)          (1,168)           (959)
         Software Products                                      (80)            (109)             286            (249)
                                                        ------------     ------------     ------------     -----------
Business Unit Net Income (Loss)                                 301             (776)             582            (941)

Adjustments to reconcile Business unit net income
(loss) with consolidated net income (loss):
         Corporate Expenses                                  (2,588)          (1,461)          (4,359)         (2,265)
         Interest expense                                                        (11)              (4)            (16)
         Net Other                                              (17)               4              (14)           (286)
                                                        ------------     ------------     ------------     -----------
Loss from Continuing Operations                              (2,304)          (2,244)          (3,795)         (3,508)
         HISS (Discontinued Operation)                                          (143)                            (251)
                                                        ============     ============     ============     ===========
Net Loss                                                $    (2,304)     $    (2,387)     $    (3,795)   $     (3,759)
                                                        ============     ============     ============     ===========


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

4. BASIC AND DILUTED LOSS PER SHARE

     Earnings (loss) per common share ("EPS") is computed by dividing net income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the six months ended June 30, 2000 and 1999, as it is antidilutive.



                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                       --------------------------------   ---------------------------------
                                                           2000              1999              2000               1999
                                                       -------------    ---------------   --------------    ---------------
Loss from continuing operations                        $(2,303,999)     $  (2,244,038)    $  (3,795,167)    $  (3,507,626
       Less: Deemed preferred stock dividend              (871,318)          (792,390)       (1,182,740)         (792,390)
                                                       -------------    ---------------   --------------    ---------------

Loss from continuing operations applicable to common   $(3,175,317)     $  (3,036,428)    $  (4,977,907)    $  (4,300,016)
shareholders                                           -------------    ---------------   --------------    ---------------


Loss from discontinued operations                                            (143,000)                           (251,000)

Net loss applicable to common shareholders             $(3,175,317)     $  (3,179,428)    $  (4,977,907)    $  (4,551,016)
                                                       -------------    ---------------   --------------    ---------------

Loss per share-continuing operations                   $     (0.38)     $       (0.46)    $       (0.63)    $       (0.73)
Loss per share-discontinued operations                                          (0.02)                              (0.04)
                                                       -------------    ---------------   --------------    ---------------
                                                       $     (0.38)     $       (0.48)    $       (0.63)    $       (0.77)
                                                       =============    ===============   ==============    ===============

Weighted average common shares outstanding-basic and     8,353,619          6,585,603         7,891,021         5,912,072
diluted                                                =============    ===============   ==============    ===============




5. ISSUANCE OF SERIES E PREFERRED STOCK

     On April 14, 2000, the Company completed a private placement of $2,127,000 principal amount of the Company's Series E Convertible Preferred Stock, par value $.01 per share (the "Series E Preferred Stock") and warrants to acquire 66,667 shares of common stock (the "Series E Preferred Warrants"). The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year. Each Series E Preferred Share is convertible 120 days following the date of issuance, at the option of the holder, into such number of shares of common stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, or (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series E Preferred Stock issued and outstanding on April 14, 2003 will automatically be converted into common stock at the conversion price then in effect.

     Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement under the Securities Act of 1933 with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock and exercise of the Series E Preferred Warrants. The Company is obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. The Company may at its option at any time after the 90th day following the issuance of the Series E Preferred Stock through April 14, 2002, prohibit holders of the Series E Preferred Stock from exercising any conversion rights for up to 90 days, provided that certain conditions are met. If the Company exercises that right, the Company is required to compensate the holders of the Series E Preferred Stock in cash in an amount equal to 3% of the principal amount of the Series E Preferred Stock held by each holder for each thirty days that prohibition is in effect (pro rated for partial months) or, at the Company's option, deliver common stock in payment of such amount (based on the average closing bid prices for the common stock for the twenty trading days preceding the end of each calendar month during the period conversion is so prohibited).

     At any time after the issuance date, the Company shall have the right, in its sole discretion, to redeem, from time to time, any or all of the Series E Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption. The redemption price will be calculated as (i) 105% of the original purchase price for the first 30 days following the issuance date; (ii) 110% of the original purchase price for the next 90 days thereafter and (iii) 120% of the original purchase price after 120 days from the issuance date.

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,855,426 to the Series E Preferred Stock and the Series E Preferred Warrants based on their relative fair values at the issuance date, resulting in $1,791,211 assigned to the Series E Preferred Stock and $64,215 assigned to the Series E Preferred Warrants as of April 14, 2000. The Company then allocated $1,059,347 of the Series E Preferred Stock net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $854,000 of the beneficial conversion was amortized in the second quarter of 2000. The balance of the beneficial conversion feature is being recognized from the issuance date through April 14, 2003.

     The Series E Preferred Warrants expire on April 14, 2005 and have an exercise price of $3.35 per share, subject to adjustment under certain circumstances.

6. INTANGIBLE IMPAIRMENT

     Management of the Company evaluates the recoverability of its long-lived assets at each balance sheet date. Among other factors considered in such evaluation is the historical and projected operating performance of business operations. In June 2000, the company recognized a goodwill impairment charge of approximately $831,000 with no associated tax benefit, related to the 1999 acquisition of Ganymede Corporation ("Ganymede"). The review for impairment at these operations was triggered by recent cash flow losses and forecasted operating cash flows below those expected at the time that Ganymede was acquired. Accordingly, management has concluded that intangible assets in the amount of approximately $831,000 are no longer recoverable through future operations and such amount has been written off in the Company's financial statements for the quarter ended June 30, 2000.

7. TAXES

     There was no provision for or cash payment of income taxes for the six months ended June 30, 2000 and 1999, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2000.

8. CAPITAL STRUCTURE

     On June 29, 2000, our shareholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000.

     For the quarter ended June 30, 2000, 32.89 shares of Series C Preferred Stock were converted into 386,698 shares of common stock and 73.71 shares of Series D Preferred Stock were converted into 262,596 shares of common stock.

9. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Forms S-1 and S-3.

GENERAL

     HomeCom Communications, Inc. is a Delaware corporation organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. In the fourth quarter of 1997, the Company made a strategic decision to move away from horizontally focused Internet Web design and hosting services to become a vertically focused Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals.

     HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable financial institutions and their customers to use the Internet and intranets/ extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to enable financial institutions to establish electronic channels to consumers and conduct business by providing secure, innovative, Internet-based applications to the banking, insurance and brokerage industries. As a B2B (business to business) technology provider to this electronic channel, HomeCom intends to continually enrich the content of its proprietary applications; host and maintain its own as well as third party software applications; and to provide strategic design, consulting, and development services to financial institutions on e-commerce and webmarketing. Historically, HomeCom has derived its revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees. HomeCom has grown to approximately 78 full-time employees and occupies approximately 38,900 square feet of office space with offices in Atlanta, Houston, New York City, and the Chicago area.

     HomeCom's proprietary web solutions, which are built around industry standards such as Open Financial Exchange ("OFX"), are designed to enable its clients to increase revenues, achieve distinct competitive advantages, reduce costs, and improve customer support. The Company employs, full time multimedia artists, computer programmers, licensed financial brokers and agents, and network engineers. HomeCom provides Internet/intranet solutions in three areas:
(i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of HomeCom's existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, the Company sold its security consulting and integration services operations and entered into a joint marketing program with the acquirer, Infrastructure Defense Inc.

     Businesses such as banks, brokerage firms, and insurance companies can use HomeCom's Personal Internet Banker-TM- and InsureRate-TM- software to allow customers and professionals within these organizations to access and manage accounts and to transact insurance sales and quotes. Its Harvey-TM- software collects demographic information from users for personally tailored marketing efforts. Financial Institutions that integrate their legacy systems, the Personal Internet Banker or InsureRate applications with the Harvey application can create multiple, focused marketing campaigns for client cross-selling initiatives. HomeCom also designs and creates Web sites as well as custom complex web applications for interactive Web sites, intranets/extranets, sells third party Internet security software, and provides server hosting and outsourcing facilities.

     In 1999, HomeCom provided its product and service offerings through four distinct but integrated business units. In 2000, HomeCom provides its products and services through three distinct business units (due to the sale in October, 1999 of the HomeCom Internet Security Services business unit):

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

     2. HomeCom's Financial Solutions (Software Product Group) provides cost effective, one-stop web-based financial service applications to the banking, credit union and brokerage industries that allow its clientele to rapidly deploy competitive e-commerce platforms at far less cost than custom application development. HomeCom's turnkey solutions are targeted to the 14,000 banks and credit unions with assets between $500 million and $20 billion:

     - Personal Internet Banker-TM-- ("PIB") provides interactive Internet banking including bill payment, balance inquiry, funds transfer, and statement download for checking, savings and credit card accounts.

     - Harvey-TM-- enables banks to both advertise and market targeted to consumers based on demographics and web site browsing preferences. As consumers interact with the financial institution's web site, Harvey-TM- mines the data entered on application forms, adds information about what was looked at or clicked on and then combines that information with data from a variety of legacy systems to dramatically increase the financial institution's cross selling and profit capability.

     - Post on the Fly-Registered Trademark- Conference is an online bulletin board, collaboration and conferencing system, allowing customers to capture their most valuable property--the living, moving body of knowledge within an organization, its business partners and its customers. Specifically designed for the needs of financial services companies, Conference can run unlimited numbers of investor forums, private analyst meetings, financial planning workshops, or customer support groups.

     3. HomeCom's InsureRate-TM- provides turnkey online insurance programs to financial institutions, particularly banks, credit unions, brokerage houses and financial web portals. InsureRate's bundled or unbundled modular approach to insurance programs within a financial institution allows InsureRate's clients to choose appropriate insurance programs for their clientele. Broadly, InsureRate offers financial institutions the opportunity to use the InsureRate term life, property and casualty or annuity modules at the institution's website and/or for its own agency force within the institution or to outsource these functions to InsureRate's fully licensed agencies and call centers. InsureRate derives its revenues from participation in the sales commissions paid by insurance carriers, website and extranet setup fees, and insurance carrier enrollment fees. InsureRate operates within the regulated environment of securities and insurance sales. In order to participate in this regulated industry, on March 24, 1999, HomeCom acquired First Institutional Marketing, Inc. ("FIMI") and its affiliated insurance agencies and NASD broker dealer and integrated their operations with InsureRate. As a result of this combination of technology and industry expertise, InsureRate brings a state-of-the-art internet platform to financial institutions which (i) provides innovative web-based insurance products and marketing programs for the banking and brokerage industries, (ii) introduces financial institutions to the sale of insurance and investment products, and
(iii) trains bank personnel to market and sell leading insurance and investment products to their customers. InsureRate maintains a public website at (www.insurerate.com and www.insurate.com)

     On August 4, 2000, the Company announced that it had entered into an agreement to sell the InsureRate division and the FIMI Companies. The transaction is subject to the execution of a definitive purchase agreement and is subject to a number of conditions, including but not limited to the completion of financing satisfactory to complete the transaction.

     With the sale of InsureRate, the Company will focus on its core offerings of FAST and the solutions sets offered by the Software Products Group. Additionally, the Company is developing relationships with successful third party product companies whose products lend themselves to a high degree of customization and integration within the financial community.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999

     Revenues: Revenues increased 17.0% from $1,912,052 in the second quarter of 1999 to $2,236,486 in the second quarter of 2000. This increase of $324,434 is primarily attributable to increases in custom application development revenues of approximately $590,000 and increases in hosting revenues of approximately $51,000. Increases were offset by lower revenues from web site maintenance of $75,889, insurance sales of $82,198 and software applications consulting and integrations services of approximately $147,000.

     Cost of Revenues: Cost of revenues includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased from $1,193,440,or 62% of revenues in the second quarter of 1999 to $1,154,648, or 52% of revenues in the second quarter of 2000. The decline in cost of revenues as a percentage of revenues is due to more efficient utilization of technical staff resources related to web development projects. The improvement in margin for web development services was partially offset by increased costs for staff in the insurance businesses in anticipation of increased revenues.

     Sales and Marketing: Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses decreased 26% from $948,213 in 1999 to $701,601 in 2000. This decrease was primarily attributable to lower advertising, public relations, and marketing costs. As a percentage of net sales, these expenses declined from 50% in 1999 to 31% in 2000.

     Product Development: Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures decreased from $165,280, or 9% of revenues in the second quarter of 1999 to $69,292, or 3% of net sales in the second quarter of 2000. This decrease was primarily attributable to fewer personnel resources required to support the product development group.

     General and Administrative: General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $1,407,992 in the second quarter of 1999 to $1,327,276 in the second quarter of 2000. As a percentage of net sales, these expenses decreased from 74% in the second quarter of 1999 to 59% in the second quarter of 2000, due primarily to increases in revenues without corresponding increases in general and administrative expense.

     Depreciation and Amortization: Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization increased from $457,104, or 24% of revenues in the second quarter of 1999 to $1,336,734, or 60% of revenues in the second quarter of 2000, primarily due to the write off of approximately $830 thousand of goodwill associated with the Ganymede acquisition.

     Loss from Discontinued Operations: The HISS Business Unit of the Company was sold on October 1, 1999. The loss attributable to HISS operations for the second quarter of 1999 through June 30, 1999, was approximately $143,000.

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenues: Revenues increased 64% from $2,819,282 in the first six months of 1999 to $4,619,957 in the first six months of 2000. This increase of $1,800,675 is primarily attributable to increases in custom application development revenues of approximately $897,000 and increases in product revenues of approximately $280,000 and increases in insurance revenues of approximately $603,000. The insurance revenues reflect a full six months of reporting in 2000 and only three months in 1999.

     Cost of Revenues: Cost of revenues includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased from $1,903,380,or 68% of revenues in the first six months of 1999 to $2,183,324, or 47% of revenues in the first six months of 2000. The decline in cost of revenues as a percentage of revenues is due to more efficient utilization of technical staff resources related to web development projects. The improvement in margin for web development was partially offset by increased costs for staff in the insurance businesses in anticipation of increased revenues.

     Sales and Marketing: Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased 21% from $1,318,010 in 1999 to $1,593,417 in 2000. This increase was primarily attributable to higher sales and marketing costs in the insurance businesses compared to other business segments of the Company. As a percentage of revenues, these expenses declined from 47% in 1999 to 34% in 2000.

     Product Development: Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures decreased from $350,579, or 12% of revenues in the first six months of 1999, to $278,523, or 6.0% of revenues for the first six months of 2000. This decrease was primarily attributable to fewer personnel resources being required to support the product development group.

     General and Administrative: General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $2,169,873 for the first six months of 1999 to $2,603,792 for the first six months of 2000. As a percentage of revenues, these expenses decreased from 77% for the first six months of 1999 to 56% for the first six months of 2000. The increase in expense was due primarily to an increased cost for outside consulting and professional services for the first six months of 2000.

     Depreciation and Amortization: Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization increased from $608,823, or 22% of revenues for the first six months of 1999 to $1,832,491, or 40% of revenues for the first six months of 2000, The increase as a percentage of revenues is primarily due to the write off of approximately $830 thousand of goodwill associated with the Ganymede acquisition.

     Loss From Discontinued Operations: The HISS Business Unit was sold on October 1, 1999. The loss attributable to HISS operations for the six months of operations in 1999 through June 30, 1999, was approximately $251,000.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company has limited unused sources of capital. As of June 30, 2000, the Company had net working capital of approximately $1.1million. On April 14, 2000, the Company completed an equity offering of approximately $2 million to address its immediate liquidity needs (see footnote 5). Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

     Net cash used in operating activities was $2,424,339 for six months ended June 30, 2000. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. In March 1999, the Company issued 125 shares of its Series B Preferred Stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold 175 shares of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, HomeCom sold 75 shares of its Series D Preferred Stock for net proceeds of approximately $1.4 million. On April 14, 2000, the Company sold
106.35 shares of its Series E Preferred Stock for net proceeds of approximately $1.9 million

     The Company spent $93,265 and $252,793 during the six months ended June 30, 2000 and 1999, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of June 30, 2000 consist primarily of leases on its Atlanta, Houston, Chicago and New York City facilities.

     Accounts receivable, net of allowance for doubtful accounts, totaled $1,066,567 as of June 30, 2000. Trade receivables are monitored by the Company through continued credit evaluations of its customers' financial condition. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

     On August 4, 2000, the Company announced that it had entered into an agreement to sell the InsureRate division and the FIMI companies. The transaction is subject to the execution of a definitive purchase agreement and is subject to a number of conditions, not limited to the completion of financing satisfactory to complete the transaction. If the InsureRate sale is consummated, the Company expects to receive enough cash to fund operations for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The sales and issuance of shares listed below were exempt from registration under the Securities Act by virtue of Sections 4(2) and 3(b) thereof and in reliance on Rule 501 and Regulation D promulgated thereunder. The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate restrictive legends were affixed to stock certificates and warrants issued in such transactions.

     In April 2000, the Registrant issued 106.35 shares of its series E convertible preferred stock (the "Series E Preferred Stock") to a private investor for an aggregate purchase price of $2,000,000. Net proceeds to the Registrant were approximately $1.9 million. In connection with the issuance and sale of the Series E Preferred Stock, the Registrant issued to the investor warrants to acquire an aggregate of 66,667 shares of common stock having an exercise price per share equal to $3.35. These warrants will expire on April 14, 2005.

     The Series E Preferred Stock has an initial stated value of $20,000 per share, which increases at the rate of 8% per year. Each Series E Preferred share is convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value by the lower of (a) $3.53, and (b) 82.5% of the average of the closing bid prices for the five trading days prior to the date of conversion. Any Series E Preferred Stock outstanding on April 14, 2003 will automatically be converted into common stock at the conversion price then in effect.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholder's was held on June 29, 2000. The following matters were submitted to a vote of the stockholders as was described in the Company's Proxy Statement, which was filed on May 15, 2000:

     1. To elect two directors to serve on the Board of Directors for a three-year term and until their successors are duly elected and qualified; As to the election of Class II directors, out of 7,710,836 votes at the meeting, 7,655,181 were cast for the election of the directors, 55,655 votes were against or abstained.

     2. To consider and to act upon a proposal to amend Article IV of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.0001 per share (the "Common Stock"), from 15,000,000 to 50,000,000; out of 7,710,836 votes at the meeting, 7,491,128 votes were for adoption of the proposal, 205,330 votes were against the proposal and 14,378 votes abstained.

     3. To ratify the issuance of shares of the Company's Series B Convertible Preferred Stock and certain related warrants to purchase shares of Common Stock, and to approve the issuance of shares of Common Stock of the Company in excess of 19.99 percent of the outstanding shares, if required in connection with the conversion of the Series B Convertible Preferred Stock and the exercise of such warrants; out of 7,710,836 votes at the meeting, 7,523,866 votes were for adoption of the proposal, 163,380 votes were against the proposal and 23,590 votes abstained.

     4. To ratify the issuance of shares of the Company's Series C Convertible Preferred Stock and certain related warrants to purchase shares of Common Stock, and to approve the issuance of shares of Common Stock of the Company in excess of 19.99 percent of the outstanding shares, if required in connection with the conversion of the Series C Convertible Preferred Stock and the exercise of such warrants; out of 7,710,836 votes at the meeting, 7,511,466 votes were for adoption of the proposal, 180,885 votes were against the proposal and 18,485 votes abstained.

     5. To ratify the issuance of shares of the Company's Series D Convertible Preferred Stock and certain related warrants to purchase shares of Common Stock, and to approve the issuance of shares of Common Stock of the Company in excess of 19.99 percent of the outstanding shares, if required in connection with the conversion of the Series D Convertible Preferred Stock and the exercise of such warrants; out of 7,710,836 votes at the meeting, 7,511,608 votes were for adoption of the proposal, 180,685 votes were against the proposal and 18,543 votes abstained.

     6. To ratify the issuance of shares of the Company's Series E Convertible Preferred Stock and certain related warrants to purchase shares of Common Stock, and to approve the issuance of shares of Common Stock of the Company in excess of 19.99 percent of the outstanding shares, if required in connection with the conversion of the Series E Convertible Preferred Stock and the exercise of such warrants; out of 7,710,836 votes at the meeting, 7,515,161 votes were for adoption of the proposal, 176,885 votes were against the proposal and 18,793 votes abstained.

     7. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999; out of 7,710,836 votes at the meeting, 7,648,416 votes were for adoption of the proposal, 44,270 votes were against the proposal and 18,150 votes abstained.

     8. To consider and vote upon an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 150,000 shares to 300,000; out of 7,710,836 votes at the meeting, 7,521,598 votes were for adoption of the proposal, 171,580 votes were against the proposal and 17,658 votes abstained.

ITEM 5. OTHER INFORMATION - NOT APPLICABLE

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

                                     HOMECOM COMMUNICATIONS, INC.

Date: August 14, 2000                               /s/ HARVEY SAX
                                     -----------------------------------------
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 14, 2000                               /s/ Timothy R. Robinson
                                     -----------------------------------------
                                                   Timothy R. Robinson
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                           HOMECOM COMMUNICATIONS, INC.

                                                   EXHIBIT INDEX



   EXHIBIT
   NUMBER      DESCRIPTION                                           PAGE
------------   -----------                                           ----
   27          Financial Data Schedule (For SEC Use only).........   18
