Form 10-Q
period 2000-09-30
HOMECOM COMMUNICATIONS INC
filed 2000-11-14
CIK 1021226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-29204

                          HOMECOM COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     58-2153309
           --------                                     ----------
(State or Other Jurisdiction of              (I.R.S. Employer Identification No.
Incorporation or Organization)


                             BUILDING 14, SUITE 100,
                               3535 PIEDMONT ROAD
                             ATLANTA, GEORGIA 30305
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (404) 237-4646
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) and has been subject to such filing requirements for the past 90 days.

                              Yes /X/      No / /

As of November 1, 2000, there were 9,359,157 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

                          HOMECOM COMMUNICATIONS, INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION
           ITEM 1. FINANCIAL STATEMENTS                                     2

          1)   Consolidated Balance Sheets as of September 30, 2000
               (unaudited) and December 31, 1999                            2

          2)   Consolidated Statements of Operations for the
               three months and nine months ended September 30,
               2000 and 1999 (unaudited)                                    3

          3)   Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2000 and 1999 (unaudited)    4

          4)   Notes to Consolidated Financial Statements                   5

          Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K                         14

          Signatures                                                       15

          Exhibit Index                                                    16



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        HOMECOM COMMUNICATIONS, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                                September 30,   December 31,
                                                                                    2000           1999
                                                                                -------------   ------------
                                                                                 (UNAUDITED)
                                                ASSETS
 Current Assets:
      Cash and cash equivalents                                                 $    605,548    $  1,497,678
      Accounts receivable, net                                                     1,208,040       1,160,114
      Receivable from related parties                                                                200,000
      Other current assets                                                           176,670         189,648
                                                                                ------------    ------------
      Total current assets                                                         1,990,258       3,047,440
 Furniture, Fixtures and Equipment, net                                              989,101       1,131,204
 Loans to shareholders                                                               465,000         474,583
 Deposits                                                                             77,810          92,494
 Intangible Assets, net                                                            3,261,764       4,966,822
 Investment                                                                          823,175         823,175
                                                                                ------------    ------------
          Total Assets                                                          $  7,607,108    $ 10,535,718
                                                                                ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
      Accounts payable and accrued expenses                                     $  1,980,096    $  1,697,210
      Accrued payroll liabilities                                                    508,748         290,414
      Unearned revenue                                                                               296,319
      Current portion of obligations under capital leases                            168,101         204,278
                                                                                ------------    ------------
      Total Current Liabilities                                                    2,656,945       2,488,221
 Other Liabilities                                                                   300,355         127,104
 Obligations Under Capital Lease                                                     253,143         315,275
                                                                                ------------    ------------
          Total Liabilities                                                        3,210,443       2,930,600
                                                                                ------------    ------------

 Redeemable Preferred Stock--Series B, $.01 par value, 125  shares                   282,695       1,624,920
      authorized, 17.8 and 115 shares outstanding at September 30, 2000 and December 31, 1999, respectively; participating; $527,085 liquidation value at September 30, 2000
                                                                                ------------    ------------
 Stockholders' Equity:
      Common stock, $.0001 par value, 50,000,000 shares authorized,                      936             704
      9,357,945 shares 7,040,525 shares issued and outstanding at
      September 30, 2000 and December 31, 1999,  respectively
      Preferred stock, Series C, $.01 par value, 175 shares authorized,                    1               2
      92.1 and 137.5 shares outstanding at September 30, 2000 and
      December 31, 1999, respectively,
      convertible, participating; $2,222,352 liquidation
      value at September 30, 2000
      Preferred stock, Series D, $.01 par value, 75 shares authorized,                     1               1
      1.3 and 75 shares outstanding at September 30, 2000 and December
      31, 1999 respectively; convertible, participating; $ 27,382 liquidation value at September 30, 2000
      Preferred stock, Series E, $.01 par value, 106.4 shares authorized,                  1
      106.4 shares issued and outstanding as September 30, 2000, convertible, participating, $2,205,786 liquidation value at
      September 30, 2000
      Additional paid-in capital                                                  25,269,723      21,931,281
      Subscriptions Receivable                                                                       (64,687)
      Accumulated Deficit                                                        (21,156,692)    (15,887,103)
                                                                                ------------    ------------
Total  Stockholders' Equity                                                        4,113,970       5,980,198
                                                                                ------------    ------------
                 Total Liabilities and Stockholders' Equity                     $  7,607,108    $ 10,535,718
                                                                                ============    ============

The accompanying notes are an integral part of these financial statements





                                           HOMECOM COMMUNICATIONS, INC.
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  -----------------------------       -----------------------------
                                                                      2000             1999              2000              1999
                                                                  -----------       -----------       -----------       -----------


Revenues                                                          $ 1,539,876       $ 2,059,681       $ 6,159,832       $ 4,878,962
Cost of Revenues                                                    1,071,232         1,501,348         3,254,556         3,404,728
                                                                  -----------       -----------       -----------       -----------
Gross Profit                                                          468,644           558,333         2,905,276         1,474,234
                                                                  -----------       -----------       -----------       -----------

Operating Expenses:
       Sales and marketing                                            834,650         1,348,107         2,428,067         2,787,569
       Product development                                             77,271           426,871           355,794           691,004
       General and administrative                                     669,320         1,306,141         3,273,111         3,489,424
       Depreciation and amortization                                  381,001           485,139         2,213,492         1,010,236
                                                                  -----------       -----------       -----------       -----------
            Total operating expenses                                1,962,242         3,566,258         8,270,464         7,978,233
                                                                  -----------       -----------       -----------       -----------

Operating loss                                                     (1,493,598)       (3,007,925)       (5,365,188)       (6,503,999)

Other Expenses
       Interest (income) expense                                          (96)             9,263          (30,560)           25,416
       Other income, net                                              (19,080)           (8,839)          (65,039)          (48,749)
                                                                  -----------       -----------       -----------       -----------

Loss From Continuing Operations Before Income Taxes                (1,474,422)       (3,008,349)       (5,269,589)       (6,480,666)

Income Tax Provision (Benefit)                                           --                --                --                --
                                                                  -----------       -----------       -----------       -----------
Loss From Continuing Operations                                    (1,474,422)       (3,008,349)       (5,269,589)       (6,480,666)
Loss from Discontinued Operations                                                      (115,275)                           (401,584)
                                                                  -----------       -----------       -----------       -----------
Net Loss                                                           (1,474,422)       (3,123,624)       (5,269,589)       (6,882,250)
Deemed Preferred Stock Dividend                                      (213,222)         (522,841)       (1,395,962)       (1,315,231)
                                                                  -----------       -----------       -----------       -----------

Net Loss Applicable to Common Shareholders                        $(1,687,644)      $(3,646,465)      $(6,665,551)      $(8,197,481)
                                                                  ===========       ===========       ===========       ===========
Loss Per Share - Basic and Diluted
      Continuing Operations                                       $     (0.19)      $     (0.53)      $      (.80)      $     (1.26)
      Discontinued Operations                                                              (.02)                               (.07)
                                                                  -----------       -----------       -----------       -----------
Loss Per Share - Basic and Diluted                                $     (0.19)      $     (0.55)      $      (.80)      $     (1.33)
                                                                  ===========       ===========       ===========       ===========

Weighted Average Common Shares Outstanding                          9,036,095         6,667,639         8,283,302         6,166,695
                                                                  ===========       ===========       ===========       ===========




The accompanying notes are an integral part of these financial statements.





                                  HOMECOM COMMUNICATIONS, INC.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        September 30,
                                                                              --------------------------------
                                                                                  2000                1999
                                                                              -----------          -----------
Cash Flows From Operating Activities:
      Net loss                                                                $(5,269,589)         $(6,882,250)
      Adjustments to reconcile net loss to cash used
       in operating activities:
         Depreciation and amortization                                          2,155,102            1,119,802
         Provision for bad debts                                                 (190,320)             168,500
         Deferred rent expense                                                    173,252              (26,619)
         Forgiveness of subscription receivable                                    64,687
         Change in operating assets and liabilities:
             Accounts receivable                                                  142,394             (897,549)
             Prepaid expenses                                                                         (408,668)
             Accounts payable and accrued expenses                                365,852              385,465
             Accrued payroll liabilities                                          218,334               90,099
             Unearned revenue                                                    (296,319)              26,876
             Other                                                                 37,245            (404,725)
                                                                              -----------          -----------

         Net cash used in operating activities                                 (2,599,362)          (6,829,069)
                                                                              -----------          -----------

Cash Flows From Investing Activities:
      Purchase of furniture, fixtures and equipment                              (307,940)            (306,900)
      Cash from acquisition                                                                            136,938
      Loans to shareholders                                                                           (370,000)
      Payment of acquisition costs                                                                    (213,461)
                                                                              -----------          -----------

         Net cash used in investing activities                                   (307,940)            (753,423)
                                                                              -----------          -----------


Cash Flows From Financing Activities:
      Payment of deferred debt issue costs                                                             109,158
      Repayment from receivable of a related  party                               200,000
      Proceeds from issuance of preferred shares and warrants                   1,898,750            7,031,251
      Repayment of capital lease obligations                                      (98,309)            (192,197)
      Proceeds from issuance of common shares and exercise of warrants             14,731              675,018
                                                                              -----------          -----------

         Net cash provided by financing activities                              2,015,172            7,623,230
                                                                              -----------          -----------

Net Increase (Decrease) in cash and cash Equivalents                             (892,130)              40,738
Cash and Cash Equivalents at Beginning of Period                                1,497,678            2,541,932
                                                                              -----------          -----------

Cash and Cash Equivalents at End of Period                                    $   605,548          $ 2,582,670
                                                                              ===========          ===========


Supplemental Disclosure of Cash Flow Information and Non Cash Investing and Financing Activities

     During the nine months ended September 30, 2000, the Company issued 59,559 shares of common stock relating to penalties on preferred stock accrued during 1999.

     During the nine months ended September 30, 2000, the Company issued 15,077 shares of common stock for legal costs incurred in 1999.


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


2. GOING CONCERN MATTERS

     The company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at September 30, 2000 of approximately $21.3 million. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. During 2000 the Company has reduced its workforce and has entered into discussions to sell its InsureRate/FIMI division in order to reduce expenses. Additionally, the Company has taken measures to reduce its corporate overhead. The Company's continued existence as a going concern is dependent upon its ability to generate cash flows sufficient to cover its corporate overhead or to secure adequate debt or equity funding.


3. SEGMENT INFORMATION

     During 1999, HomeCom was organized into four separate business units, organized on the basis of products and services. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product and service category into business units. HomeCom's reportable segments are: custom Web development (FAST), Internet security services (HISS), software products, and InsureRate/FIMI. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc and discontinued operations for this business. On August 4, 2000, the Company announced that it had entered into an agreement to sell the InsureRate division and the FIMI companies. On November 2, 2000, the Company announced that the previously announced transaction had been terminated.

     The table below presents information about the reported business unit revenues, income (loss) for HomeCom Communications, Inc. for the three months and nine months ended September 30, 2000 and 1999 (in thousands):


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------           -------------------------
                                                    2000              1999             2000              1999
                                                   -------           -------           -------           -------
Revenues
     FAST                                          $ 1,002           $ 1,070           $ 3,657           $ 2,915
     InsureRate/FIMI                                   538               886             2,038             1,779
     Software Products                                                   104               465               185
                                                   -------           -------           -------           -------
        Totals                                       1,540             2,060             6,160             4,879
     HISS (Discontinued Operation)                                       133                                 361
                                                   -------           -------           -------           -------
Total Revenue                                        1,540             2,193             6,160             5,240
                                                   =======           =======           =======           =======

Business Unit Net Income (Loss)
     FAST                                              439               203             2,149               470
     InsureRate/FIMI                                  (644)             (811)           (1,812)           (1,780)
     Software Products                                                  (418)                               (736)
                                                   -------           -------           -------           -------
Business Unit Net Income (Loss)                       (205)           (1,026)              337            (2,046)

Adjustments to reconcile Business unit net
     income(loss) with consolidated net
     income(loss):
        Corporate Expenses                          (1,297)           (1,435)           (4,792)           (1,735)
        Interest expense                                (9)               (9)               30               (25)
         Net Other                                      19              (539)             (844)           (2,675)
                                                   -------           -------           -------           -------
Loss from Continuing Operations                     (1,474)           (3,009)           (5,269)           (6,481)
        HISS (Discontinued Operation)                                   (115)                               (401)
                                                   -------           -------           -------           -------
Net Loss                                           $(1,474)          $(3,124)          $(5,269)          $(6,882)
                                                   =======           =======           =======           =======


     The Company evaluates the performance of its segments based on segment revenue and identifiable segment direct expenses, consisting primarily of salaries and wages, travel and other costs of segment operating and sales personnel. Common expenses for general and administrative costs, facilities, equipment, telecommunications, and depreciation and amortization expenses are not allocated to the business segments but are included in Corporate expense.

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three and nine months ended September 30, 2000 and 1999, as it is antidilutive.

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -----------------------------       -----------------------------

                                                            2000              1999              2000              1999
                                                         -----------       -----------       -----------       -----------

Loss from continuing operations                          $(1,474,422)      $(3,008,349)      $(5,269,589)      $(6,480,666)
       Less: Deemed preferred stock dividend                (213,222)         (522,841)       (1,395,962)       (1,315,231)
                                                         -----------       -----------       -----------       -----------

Loss from continuing operations applicable
to common shareholders                                    (1,687,644)      $(3,531,190)      $(6,665,551)      $(7,795,897)
                                                         -----------       -----------       -----------       -----------

Loss from discontinued operations                                             (115,275)                           (401,584)

Net loss applicable to common shareholders               $(1,687,644)      $(3,646,465)      $(6,665,551)      $(8,197,481)
                                                         ===========       ===========       ===========       ===========

Loss per share-continuing operations                     $      (.19)      $      (.53)      $      (.80)      $     (1.26)
Loss per share-discontinued operations                                            (.02)                               (.07)
                                                         -----------       -----------       -----------       -----------

                                                         $      (.19)      $      (.55)      $      (.80)      $     (1.33)
                                                         ===========       ===========       ===========       ===========
Weighted average common shares
outstanding-basic and diluted                              9,036,095         6,667,639         8,283,302         6,166,695
                                                         ===========       ===========       ===========       ===========




5. TAXES

     There was no provision for or cash payment of income taxes for the nine months ended September 30, 2000 and 1999, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2000.

6. STOCKHOLDERS' EQUITY

     For the quarter ended September 30, 2000, 7.188 shares of Series B Preferred Stock were converted into 231,357 shares of common stock and 12.5 shares of Series C Preferred Stock were converted into 340,341 shares of common stock.

     As a requirement of the April 2000 private placement of $2,127,000 principal amount of the Company's Series E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock. As of September 30, 2000, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In accordance with the terms of the private placement, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. For the quarter ended September 30, 2000, $70,949 was recorded as a deemed dividend to the Preferred Stockholders.

     In accordance with the terms of the Series C and D Preferred Stock Certificate of Designations, Preferences and Rights, the Company has the right to prohibit holders of the Series C and D Preferred Stock from exercising any conversion rights ("Lock-Up"). The Company may elect to Lock-Up the preferred holders for a period of up to 90 days. In consideration for the Company's exercise of the Lock-up, the Company is required to pay in either cash or stock an amount that is equal to 3% of the principal amount of the Series C and D Preferred Stock that has not been converted. On August 1, 2000, the Company notified the Series C and D Preferred Stock holders that the Company was exercising its right to Lock-Up. For the quarter ended September 30, 2000, $108,342 was recorded as a deemed dividend to the Preferred Stockholders.

     On September 20, 2000, the Company re-priced options to purchase its common stock, $.0001 par value, held by certain employees and certain officers. To be eligible for the re-pricing, option holders were required to exchange one and one-half old options for each new option. As such, 587,580 old options were exchanged for 391,719 new options. Options having an exercise price greater than $0.59, the closing bid price of Homecom common stock on September 20, 2000, were re-priced to an exercise price of $0.59. In addition, each option holder agreed to a six month lock-up period in which they would be precluded from exercising any of their options. According to FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," reductions to the exercise price of a fixed option award must be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. Under variable accounting, a compensation cost must be recorded based on the intrinsic value of the award, which is computed as the difference between the exercise price and the fair value of Homecom's common stock on the date of the re-pricing. Thereafter, an additional compensation cost must be recorded or reversed based on the difference between the value of the option at the beginning and end of the accounting period. The reversal of compensation cost cannot be larger than accumulated compensation expense incurred. To date, no compensation expense has been recognized as Homecom's stock price has been below the new exercise price of $0.59.


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

     HomeCom Communications, Inc. develops and markets specialized software applications, products and services that enable financial institutions and their customers to use the Internet and intranets/ extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. HomeCom's principal mission is to enable financial institutions to establish electronic channels to consumers and conduct business by providing secure, innovative, Internet-based applications to the banking, insurance and brokerage industries. As a B2B (business to business) technology provider to this electronic channel, HomeCom intends to continually enrich the content of its proprietary applications; host and maintain its own as well as third party software applications; and to provide strategic design, consulting, and development services to financial institutions on e-commerce and webmarketing. Historically, HomeCom has derived its revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees. HomeCom has approximately 64 full-time employees and occupies approximately 38,900 square feet of office space with offices in Atlanta, Houston and New York City.

     HomeCom's proprietary web solutions, which are built around industry standards such as Open Financial Exchange ("OFX"), are designed to enable its clients to increase revenues, achieve distinct competitive advantages, reduce costs, and improve customer support. The Company employs, full time multimedia artists, computer programmers, licensed financial brokers and agents, and network engineers. HomeCom provides Internet/intranet solutions in three areas:
(i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of HomeCom's existing software applications into the client's operations; and, (iii) security consulting and integration services. In October 1999, the Company sold its security consulting and integration services operations and entered into a joint marketing program with the acquirer, Infrastructure Defense Inc.

     Businesses such as banks, brokerage firms, and insurance companies can use HomeCom's Personal Internet Banker(TM) and InsureRate(TM) software to allow customers and professionals within these organizations to access and manage accounts and to transact insurance sales and quotes. Its Harvey(TM) software collects demographic information from users for personally tailored marketing efforts. Financial Institutions that integrate their legacy systems, the Personal Internet Banker or InsureRate applications with the Harvey application can create multiple, focused marketing campaigns for client cross-selling initiatives. HomeCom also designs and creates Web sites as well as custom complex web applications for interactive Web sites, intranets/extranets, sells third party Internet security software, and provides server hosting and outsourcing facilities.

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

     2. HomeCom's Financial Solutions (Software Product Group) provides cost effective, one-stop web-based financial service applications to the banking, credit union and brokerage industries that allow its clientele to rapidly deploy competitive e-commerce platforms at far less cost than custom application development. HomeCom's turnkey solutions are targeted to the 14,000 banks and credit unions with assets between $500 million and $20 billion:

     - Personal Internet Banker(TM)- ("PIB") provides interactive Internet banking including bill payment, balance inquiry, funds transfer, and statement download for checking, savings and credit card accounts.

     - Harvey(TM)- enables banks to both advertise and market targeted to consumers based on demographics and web site browsing preferences. As consumers interact with the financial institution's web site, Harvey(TM) mines the data entered on application forms, adds information about what was looked at or clicked on and then combines that information with data from a variety of legacy systems to dramatically increase the financial institution's cross selling and profit capability.

     - Post on the Fly(R) Conference is an online bulletin board, collaboration and conferencing system, allowing customers to capture their most valuable property--the living, moving body of knowledge within an organization, its business partners and its customers. Specifically designed for the needs of financial services companies, Conference can run unlimited numbers of investor forums, private analyst meetings, financial planning workshops, or customer support groups.

     3. HomeCom's InsureRate(TM) provides turnkey online insurance programs to financial institutions, particularly banks, credit unions, brokerage houses and financial web portals. InsureRate's bundled or unbundled modular approach to insurance programs within a financial institution allows InsureRate's clients to choose appropriate insurance programs for their clientele. Broadly, InsureRate offers financial institutions the opportunity to use the InsureRate term life, property and casualty or annuity modules at the institution's website and/or for its own agency force within the institution or to outsource these functions to InsureRate's fully licensed agencies and call centers. InsureRate derives its revenues from participation in the sales commissions paid by insurance carriers, website and extranet setup fees, and insurance carrier enrollment fees. InsureRate operates within the regulated environment of securities and insurance sales. In order to participate in this regulated industry, on March 24, 1999, HomeCom acquired First Institutional Marketing, Inc. ("FIMI") and its affiliated insurance agencies and NASD broker dealer and integrated their operations with InsureRate. As a result of this combination of technology and industry expertise, InsureRate brings a state-of-the-art internet platform to financial institutions which (i) provides innovative web-based insurance products and marketing programs for the banking and brokerage industries, (ii) introduces financial institutions to the sale of insurance and investment products, and
(iii) trains bank personnel to market and sell leading insurance and investment products to their customers. InsureRate maintains a public website at www.insurerate.com and www.insurate.com.

     On August 4, 2000, the Company announced that it had entered into an agreement to sell the InsureRate division and the FIMI companies. On November 2, 2000 the Company announced that the previously announced transaction had been terminated. The company will continue to explore the possibility of a sale of the InsureRate division.

     With the sale of InsureRate, the Company will focus on its core offerings of FAST and and the solutions sets offered by the Software Products Group. Additionally, the Company is developing relationships with successful third party product companies whose products lend themselves to a high degree of customization and integration within the financial community.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues: Revenues decreased 25.2% from $2,059,681 in the third quarter of 1999 to $1,539,876 in the third quarter of 2000. This decrease of $519,805 is primarily attributable to decreases in commission revenue from insurance products of approximately $348,000 and a loss of high end web maintenance revenues of approximately $380,000. Decreases were partially offset by increased revenues from web site hosting of approximately $131,000, and custom web development of approximately $243,000.

     Cost of Revenues: Cost of revenues includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased 28.6%, from $1,501,348, in the third quarter of 1999 to $1,071,232, in the third quarter of 2000. The decline in cost of sales as a percentage of revenues is due to a continuing effort to maximize efficient utilization of technical staff resources related to web development projects. The improvement of margin for web development services was partially offset by lower margin in the insurance businesses due to relatively stable costs but lower than expected revenues.

     Sales and Marketing: Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses decreased 38.1% from $1,348,107 in 1999 to $834,650 in 2000. This decrease was primarily attributable to lower advertising, public relations, and marketing costs. As a percentage of net sales, these expenses declined from 65.5% in 1999 to 54.2% in 2000.

     Product Development: Product development costs consist of personnel costs required to conduct the Company's product development efforts. It also includes a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures decreased 81.9%, from $426,871 in 1999, to $77,271 in 2000. This decrease was primarily attributable to fewer personnel resources required to support the product development group and a focus on improving and enhancing competitive products already developed.

     General and Administrative: General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased 48.8%, from $1,306,141 in the third quarter of 1999 to $669,320 in the third quarter of 2000. As a percentage of net sales, these expenses decreased from 63.4% in the third quarter of 1999 to 43.5% in the third quarter of 2000.

     Depreciation and Amortization: Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization decreased 21.5% from $485,139, or 25.5% of revenues in the third quarter of 1999 to $381,001, or 24.7% of revenues in the third quarter of 2000. This reduction is primarily due to a reduction in goodwill amortization. An impairment write down for the remaining balance of goodwill for the 1999 Ganymede acquisition was taken during the second quarter of 2000.

     Loss from Discontinued Operations: The HISS Business Unit of the Company was sold on October 1, 1999. The loss attributable to HISS operations for the third quarter of 1999 through September 30, 1999, was approximately $115,000.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues: Revenues increased 26.3% from $4,878,962 in the first nine months of 1999 to $6,159,832 in the first nine months of 2000. This increase of $1,280,870 is primarily attributable to increases in custom application development revenues of approximately $1,140,409 and increases in high-end hosting revenues of approximately $262,000. The insurance revenues reflect a full nine months of reporting in 2000 and only six months in 1999.

     Cost of Revenues: Cost of revenues includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased from $3,404,728, or 69.8% of revenues in the first nine months of 1999 to $3,254,556, or 52.8% of revenues in the first nine months of 2000. The decline in cost of revenues as a percentage of revenues is due to more efficient utilization of technical staff resources related to web development projects.

     Sales and Marketing: Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses decreased 12.9% from $2,787,569 in 1999 to $2,428,067 in 2000. This decrease was primarily attributable to reduction in advertising and marketing costs due to more efficient and targeted application of personnel and financial resources.

     Product Development: Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures decreased from $691,004, or 14.2% of revenues in the first nine months of 1999, to $355,794, or 5.9% of revenues for the first nine months of 2000. This decrease was primarily attributable to fewer personnel resources being required to support the product development group.

     General and Administrative: General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $3,489,424 for the first nine months of 1999 to $3,273,111 for the first nine months of 2000. As a percentage of revenues, these expenses decreased from 71.5% for the first nine months of 1999 to 53.1% for the first nine months of 2000. The decrease in expense was due primarily to a decreased usage of outside services and professional services for the first nine months of 2000 as well as a reduction in reserves for less than expected bad debt losses.

     Depreciation and Amortization: Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization increased from $1,010,236, or 20.7% of revenues for the first nine months of 1999 to $2,213,492, or 35.9% of revenues for the first nine months of 2000, The increase as a percentage of revenues is primarily due to the write off of approximately $830 thousand of goodwill associated with the 1999 Ganymede acquisition.

     Loss From Discontinued Operations: The HISS Business Unit was sold on October 1, 1999. The loss attributable to HISS operations for the nine months of operations in 1999 through September 30, 1999, was approximately $402,000.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company has substantially limited unused sources of capital. As of September 30, 2000, the Company had cash and cash equivalents of approximately $605,000. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company also may consider raising additional capital through additional debt and equity offerings.

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

     Net cash used in operating activities was $2,599,362 for nine months ended September 30, 2000. The Company has primarily financed its operations to date through public and private sales of debt and equity securities and loans from its principal stockholders and affiliates. In March 1999, the Company issued 125 shares of its Series B Preferred Stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, the Company sold 175 shares of its Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, HomeCom sold 75 shares of its Series D Preferred Stock for net proceeds of approximately $1.4 million. On April 14, 2000, the Company sold
106.4 shares of its Series E Preferred Stock for net proceeds of approximately $1.9 million

     The Company spent $307,940 during the nine months ended September 30, 2000, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for the Company to increase its presence in the Internet and Intranet applications marketplace. The Company's commitments as of September 30, 2000 consist primarily of leases on its Atlanta, Georgia, Houston, Texas and New York City facilities.

     Accounts receivable, net of allowance for doubtful accounts, totaled $1,208,040 as of September 30, 2000. Trade receivables are monitored by the Company through continued credit evaluations of its customers' financial condition. The allowance for doubtful accounts is considered by management to be an adequate reserve for known and estimated bad debts of the Company. A revision in this reserve due to actual results differing from this estimate could have a material impact on the results of operations, financial position and liquidity of the Company.

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


                                       HOMECOM COMMUNICATIONS, INC.

Date: November 14, 2000                /s/ HARVEY SAX
                                       -----------------------------------------
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 14, 2000                /s/ Timothy R. Robinson
                                       -----------------------------------------
                                           Timothy R. Robinson
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)

                          HOMECOM COMMUNICATIONS, INC.

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER      DESCRIPTION                                                 PAGE
------------   -----------                                                 ----
     27        Financial Data Schedule (For SEC Use only)..............     17