Form 10-K
period 2000-12-31
HOMECOM COMMUNICATIONS INC
filed 2001-04-12
CIK 1021226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 0-29204

                          HomeCom Communications, Inc.
                          ----------------------------
               (Exact name of registrant specified in its charter)

          Delaware                                       58-2153309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             Building 12, Suite 110
                               3495 Piedmont Road
                             Atlanta, Georgia 30305
              (Address of principal executive offices and zip code)

               Registrant's Telephone Number, Including Area Code:
                                 (404) 237-4646

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class               Name of exchange on which registered
          -------------------               ------------------------------------
Common Stock, par value $0.0001 per share     Over-the-Counter Bulletin Board

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / NO / X /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 26, 2001 as reported on the OTC Bulletin Board, was approximately $57,000. The shares of Common Stock held by each officer and director and by each person known to us who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2001, Registrant had outstanding 9,359,157 shares of Common Stock.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Document                                              Part of Form 10-K
--------                                            into which Incorporated
1. Information Statement or Proxy            -----------------------------------
Statement, as applicable, to be filed in     Items 10, 11, 12 and 13 of Part III
April 2001 regarding the election of
directors and such other matters as the
Registrant may determine

                                TABLE OF CONTENTS


PART I

      1. Business...........................................................  1
      2. Properties.........................................................  5
      3. Legal Proceedings..................................................  5
      4. Submission of Matters to a Vote of Security Holders................  5

PART II

      5. Market for Registrant's Common Equity and Related
         Shareholder Matters................................................  6
      6. Selected Financial Data............................................  7
      7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  8
      8. Financial Statements............................................... 13
      9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................ 35

PART III

     10. Directors and Executive Officers of the Company.................... 36
     11. Executive Compensation............................................. 36
     12. Security Ownership of Certain Beneficial Owners and Management..... 36
     13. Certain Relationships and Related Transactions..................... 36

PART IV

     14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................................ 37

         Signatures......................................................... 44

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

     This Form 10-K contains certain statements, such as statements regarding HomeCom's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities and Exchange Act, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans. When used in this Form 10-K, the words "believes," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or implied by such forward-looking statements. Such risks and uncertainties include things such as changes in the value and condition of our assets, the loss of key personnel, a change in control of the company or changes in financial markets and general economic conditions.


Recent Developments

     On March 23, 2001, HomeCom Communications, Inc. a Delaware corporation ("HomeCom", "we" or "us"), announced its intentions to wind down its operations. Our business is dependent on continued financing from investors to sustain our activities, and we have been unable to obtain the additional financing that we need to remain in operation. We currently have insufficient assets to satisfy completely our obligations to our creditors and the liquidation preferences of our preferred stock. We continue to evaluate our alternatives, including the possible sale of other assets, but we cannot offer any assurances that we will be able to identify or complete any transactions that will enable us to remain in operation.

     On March 29, 2001, Harvey Sax resigned from his positions as our President, Chief Executive Officer and member of our Board of Directors. In connection with Mr. Sax's resignation, we entered into a separation and release agreement with Mr. Sax pursuant to which we paid Mr. Sax severance of $150,000 and pursuant to which we and Mr. Sax released one another from various potential claims and liabilities. During 2000 and 2001 several other directors and officers also resigned. We currently have two directors, who also serve as our two remaining officers.

     On March 15, 2001, we sold substantially all of the assets used in our Internet banking operations to Netzee, Inc. in a transaction that generated net proceeds to HomeCom of approximately $275,000. On January 31, 2001, we sold substantially all of the assets used in the operation of our InsureRate division to Digital Insurance, Inc. for approximately $458,000 in cash and the assumption of certain liabilities. The consideration in each of these transactions was determined by negotiation between the respective parties. The proceeds from these two transactions do not represent significant operating capital for us. The financial statements provided in Part II of this Annual Report on Form 10-K present our Internet Banking operations and our InsureRate division as discontinued operations, and, as such, we are providing them in satisfaction of the requirements of both Form 10-K and Item 7 of Form 8-K.

     Following the dispositions of our Internet banking operations and our InsureRate division, our only remaining operations are our professional web development services and hosting fees. During 2000, this division generated revenues of approximately $4,510,000 and a net loss of approximately $4,600,000.


History

     HomeCom was organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time, we evolved into a Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals.

     Prior to and during 2000, we derived revenue from, among other sources, professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees. However, following our various divestitures, including the sales of our InsureRate division and our Internet banking operations during 2001, we now derive revenue only from professional web development services and hosting fees.


Products and Services

     During 2000, we operated as three distinct business units. Those units were:

          1. HomeCom Financial Applications, Solutions and Technology ("FAST"), which creates Internet and intranet business applications, solutions and technology focused on the banking, insurance and brokerage client markets. The FAST applications include software programs ranging from simple mathematical calculators to extremely sophisticated intranets/extranets communicating with legacy systems and client/server databases. We also provide turnkey hosting services for these applications.

          As of March 31, 2001, this business unit represents our entire business and is our sole source of revenue.

          2. Our Financial Solutions division (Internet banking) provided cost effective, one-stop web-based financial service applications to the banking, credit union and brokerage industries that allowed our clients to rapidly deploy competitive e-commerce platforms more cost-effectively than custom application development. This group consisted of the following products:

          o "Personal Internet Banker (PIB)": this product provided interactive Internet banking including bill payment, balance inquiry, funds transfer, and statement download for checking, savings and credit card accounts.

          o "Harvey": this product enabled banks to advertise and market to targeted consumers based on demographics and web site browsing preferences. As consumers interacted with the financial institution's web site, Harvey would scan the data they entered on application forms, add information about what they looked at or clicked on and then combine that information with data from a variety of legacy systems to increase the financial institution's cross selling and profit capability.

          o "Post on the Fly Conference": this product was an online bulletin board, collaboration and conferencing system that allowed customers to capture the body of knowledge within an organization, its business partners and its customers. Specifically designed for the needs of financial services companies, this product could run unlimited numbers of investor forums, private analyst meetings, financial planning workshops, or customer support groups.

          On March 15, 2001 we sold the remaining assets of our Internet banking group to Netzee, Inc. for approximately $275,000 in cash.

          3. Our InsureRate division provided turnkey online insurance programs to financial institutions, particularly banks, credit unions, brokerage houses and financial web portals. InsureRate's bundled or unbundled modular approach to insurance programs within a financial institution allowed InsureRate's clients to choose appropriate insurance programs for their clientele. InsureRate derived its revenues from participation in the sales commissions paid by insurance carriers, website and extranet setup fees, and insurance carrier enrollment fees. On March 24, 1999, we acquired First Institutional Marketing, Inc. ("FIMI") and its affiliated insurance agencies and NASD broker dealer and integrated their operations with InsureRate.

          On January 31, 2001, we sold substantially all of the assets of InsureRate and its affiliates to Digital Insurance, Inc. for approximately $458,000 in cash and the assumption of certain liabilities.


Acquisitions and Divestitures

     On April 16, 1998, we acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for 351,391 shares of our common stock. IRC provides Internet development and hosting services to the insurance industry and was incorporated into our FAST group. We wrote off the remaining goodwill for IRC during 1999.

     On June 9, 1998, we sold substantially all of the assets of our HostAmerica Internet network outsourcing services division to Sage Acquisition Corp. ("Sage") for cash of $4,250,000 and Sage's assumption of approximately $250,000 of unearned revenue. We recorded a gain on the sale of approximately $4,402,000. This transaction allowed us to further consolidate our business focus on the financial services market.

     On November 6, 1998 we signed a definitive agreement and plan of merger (the "Merger Agreement") to acquire, among other things, all of the outstanding shares of FIMI and certain of our affiliates for 1,252,174 shares of common stock. In addition, we entered into employment agreements for an initial term of 3 years with the three principals of FIMI, calling for them to continue in their current roles for the acquired companies. On March 24, 1999, we completed this acquisition. Prior to the closing of the acquisition, we loaned the shareholders of FIMI $370,000 ("FIMI notes"). The notes were to be repaid in either cash or common stock and were collateralized by common stock. Additionally, the principal shareholders of FIMI were granted 300,000 warrants to acquire HomeCom common stock at an exercise price of $3.74 per share. Vesting of the warrants was contingent upon FIMI meeting certain operating goals as defined in the agreement.

     On April 23, 1999, HomeCom acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede was a Chicago-based web site developer for financial institutions. In addition, we entered into employment agreements with the three principals of Ganymede, calling for them to continue in their current roles for the acquired company.

     On October 1, 1999 we sold our security consulting and integration service operations for $200,000 in cash, certain security audit rights and shares of a non-public entity originally valued at approximately $823,000, and entered into a joint marketing program with the acquiror.

     On January 31, 2001, we sold substantially all of the assets of FIMI and its affiliates to Digital Insurance, Inc. ("Digital") for approximately $458,000 in cash and the assumption of certain liabilities. Additionally, the FIMI notes were forgiven in exchange for the surrender of the common stock that collateralized the notes and the warrants were forfeited.

     On March 15, 2001, we sold our Internet banking operations to Netzee, Inc. The sale generated net proceeds to HomeCom of approximately $275,000.


Sales and Marketing

     We currently have no active marketing strategies or plans.

Intellectual  Property Rights

     In accordance with industry practice, we have relied primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have sought to protect our software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. We do not believe that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to our products. In addition, Web site developers such as ours face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the United States, various states and foreign jurisdictions. We routinely enter into non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers.

     There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. We believe that, due to the rapid pace of Internet innovation and related software industries, factors such as the technological and creative skills of our personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of our technology.

Employees

As of March 31, 2001, we had 7 full-time employees.

Customers

     During 1998, no customer accounted for more than 10% of our total net sales. During 1999, two customers each accounted for more than 10% of our total revenue. During 2000, two customers each accounted for over 10% of revenues with one of those customers accounting for over 40%. Our sales to our five largest customers represented approximately 27%, 51% and 76% of the total revenues for 1998, 1999, and 2000 respectively.

Insurance

     We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We believe that such insurance is adequate to cover potential claims relating to our existing business activities.

Government Regulation

     Except with regard to insurance and securities sales, as discussed below, we do not believe that we are currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and also believe that there are currently few laws or regulations directly applicable to Web site service companies. The Federal Communications Commission is studying the possible regulation of the Internet. Any such regulations adopted by the Federal Communications Commission may adversely impact the manner in which we conduct our business. It is possible that a number of additional laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products and services and increase our cost of doing business or cause us to modify our operations, or otherwise have an adverse effect on our business, financial condition and operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business. In addition, Web site developers such as us face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel, fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the U.S., various states and foreign jurisdictions. Any imposition of liability could have a material adverse effect on us.

     In addition, our network services are transmitted to our customers over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the regulatory environment relating to the telecommunications and media industry could have an effect on our business, including regulatory changes which directly or indirectly affect use or access of the Internet or increase the likelihood or scope of competition from regional telephone companies, could have a material adverse effect on us.

     We own, and prior to January 31, 2001, operated a NASD regulated broker/dealer and were affiliated with various insurance agencies. These subsidiaries and affiliates are subject to federal and state regulation of their operations, including but not limited to, the Securities Act of 1933, the Securities and Exchange Act of 1934 and various comparable state securities and insurance laws and regulations.

Item 2. Properties

     As of March 31, 2001, we occupy approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2002. This facility serves as our headquarters and computer center. We have abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease expiring in January 2003, and abandoned an office in Chicago, Illinois where we used to occupy approximately 1,000 square feet under a lease expiring in 2004. Our InsureRate operations in Houston, Texas occupied approximately 17,500 sq. ft. under two leases that expire in 2004. In connection with the sale of the assets of the InsureRate operations, we subleased approximately 13,100 sq.ft. to the purchaser and abandoned approximately 4,400 sq.ft.

     We have accrued a real estate disposition liability of approximately $400,000 at December 31, 2000, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York, Houston, Chicago, and Atlanta.

     We believe that the properties which we currently have under lease are adequate to serve our business operations for the foreseeable future. We believe that if we were unable to renew the lease on any of these facilities, we could find other suitable facilities with no material adverse effect on our business.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Our Common Stock has been quoted on the OTC Bulletin Board under the symbol "HCOM" since December 8, 2000. Prior to that date it was quoted on the Nasdaq SmallCap Market. The following table shows for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap Market and the range of high and low bid prices as quoted on the OTC Bulletin Board (indicated by an asterisk). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

1999:                                              High          Low
-----                                              ----          ---
First quarter                                    $  7.63       $  3.50
Second quarter                                      9.69          5.00
Third quarter                                       6.69          2.75
Fourth quarter                                      5.25          3.00

2000:
-----
First quarter                                    $  4.88       $  3.13
Second quarter                                      3.25          1.00
Third quarter                                       1.13           .44
Fourth quarter                                       .47           .02 *

2001:
-----
First quarter (through March 26, 2001)           $   .09 *     $   .0025 *


Holders of Record

     We had approximately 98 holders of record of our Common Stock as of March 19, 2001.

Dividends

     We have not paid any cash dividends on our capital stock to date and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. Our board of directors would determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions.

Recent Sales of Unregistered Securities

     During 2000, we issued the following unregistered securities in reliance on the exemptions from registration provided by Sections 3(a)(9), 3(b) and 4(2) of the Securities Act of 1933 and by Regulation D, as promulgated by the SEC pursuant to the Securities Act:

     On April 14, 2000, we issued 106.4 shares of Series E Convertible Preferred Stock and warrants to purchase 66,667 shares of common stock at an exercise price of $3.35 per share to McNab LLC for aggregate consideration of $2,127,000. The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year. Each Series E Preferred Share is convertible 120 days following the date of issuance, at the option of the holder, into such number of shares of common stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, or (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series E Preferred Stock issued and outstanding on April 14, 2003 will automatically be converted into common stock at the conversion price then in effect.

     During 2000, we issued 2,234,377 shares of common stock upon conversion of outstanding shares of preferred stock and issued 59,559 shares of common stock to holders of our preferred stock in connection with penalties that had accrued on the preferred stock.

     During 2000, we also issued 15,077 shares of common stock for legal costs incurred during 1999.

Item 6. Selected Financial Data

     The following selected financial data of HomeCom should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.

                                                                        Year Ended December 31,
                                             ----------------------------------------------------------------------------
                                                 1996            1997            1998            1999            2000
                                             ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
-----------------------------
Revenues                                     $  2,229,975    $  2,503,185    $  2,481,905    $  3,907,282    $  4,509,977
Cost of revenues                                  775,435       2,139,982       2,085,598         951,406       2,722,309
                                             ------------    ------------    ------------    ------------    ------------
Gross profit                                    1,454,540         363,203         396,307       2,955,876       1,787,668
                                             ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Sales and marketing                             962,220       1,440,002       1,142,222       2,878,303       1,944,020
  Product development                              78,887         514,655         633,268         315,809         321,259
  General and administrative                      909,230       2,538,229       2,896,287       3,765,514       1,182,192
  Depreciation and amortization                    85,068         238,537         542,269       1,757,124       1,605,345
  Asset Impairment                                                                                              1,436,078
                                             ------------    ------------    ------------    ------------    ------------
      Total operating expenses                  2,035,405       4,731,423       5,214,046       8,716,750       6,488,894
                                             ------------    ------------    ------------    ------------    ------------
Operating loss                                   (580,865)     (4,368,22)      (4,817,739)     (5,760,874)     (4,701,226)
Other expenses (income):
  Gain on sale of division                                                     (4,402,076)
  Interest expense (income)                        51,272         543,420         445,216          32,583          (5,981)
  Other expense (income), net                      (6,554)        (93,298)       (166,917)       (103,175)        (90,793)
                                             ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before           (625,583)     (4,818,34)        (693,962)     (5,690,282)     (4,604,452)
income taxes
Income tax provision (benefit)                       --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                  (625,583)    (4,818,342)        (693,962)     (5,690,282)     (4,604,452)
Loss from discontinued operations                                (62,839)        (510,178)     (4,630,508)     (1,755,898)
Gain (loss) on disposal of business segment                                                     1,144,591      (3,000,377)
                                             ------------    ------------    ------------    ------------    ------------
Net Loss                                         (625,583)    (4,881,181)      (1,204,140)     (9,176,199)     (9,360,727)
Deemed preferred stock dividend                                     --           (666,667)     (2,557,466)     (1,526,728)
                                             ------------    ------------    ------------    ------------    ------------
Loss applicable to common shareholders       $   (625,583)   $(4,881,181)    $ (1,870,807)   $(11,733,665)   $(10,887,455)
                                             ============    ============    ============    ============    ============
Loss per common share--basic and diluted
  Continuing operations                      $      (0.34)   $      (1.86)   $      (0.32)   $      (1.30)   $      (0.72)
  Discontinued operations                                           (0.02)          (0.12)          (0.56)          (0.55)
                                             ------------    ------------    ------------    ------------    ------------
      Total                                  $      (0.34)   $      (1.88)   $      (0.44)   $      (1.86)   $      (1.27)
                                             ============    ============    ============    ============    ============
Weighted average common shares outstanding      1,862,223       2,602,515       4,287,183       6,324,791       8,549,693
                                             ============    ============    ============    ============    ============


                                 --------------------------------------------------------------------
                                     1996           1997          1998          1999          2000
                                 -----------    -----------   -----------   -----------   -----------
Balance Sheet Data:
-------------------
Working capital (deficit)        $(1,304,682)   $ 2,721,930   $ 2,265,725   $ 1,033,802   $  (823,406)
Total assets                       1,726,522      4,664,779     4,565,490    10,535,718     2,528,973
Long-term obligations                147,833      1,652,009        88,242       315,275       357,757
Total liabilities                  2,347,191      2,708,007     1,117,041     2,930,600     2,298,013
Redeemable Preferred stock                                                    1,624,920       251,750
Stockholders' equity (deficit)      (620,669)     1,956,772     3,448,449     5,980,198       (20,790)


                                       7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Reference is made in particular to the discussion set forth in our Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383, 333-86837, 333-88491, and 333-56795) and S-3 (333-73123 and 333-81581). Other
risks that could cause our actual results and experience to differ materially from anticipated results or other expectation are: include changes in the value and condition of our assets, the loss of key personnel, a change in control of the Company, or changes in the financial markets and general economic conditions.

General

     On March 23, 2001, we announced our intentions to wind down our operations. Our business is dependent on continued financing from investors to sustain our activities, and we have been unable to obtain the additional financing that we need to remain in operation. We currently have insufficient assets to satisfy completely our obligations to our creditors and the liquidation preferences of our preferred stock. We continue to evaluate our alternatives, including the possible sale of other assets, but we cannot offer any assurances that we will be able to identify or complete any transactions that will enable us to remain in operation.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees.

     In March 1999, we completed the acquisition of all the outstanding shares of the First Institutional Marketing companies, a group of insurance agencies and a NASD broker/dealer (the "FIMI Companies"), for 1,252,174 shares of common stock. Pursuant to the Merger and Plan of Reorganization the FIMI Companies continue as separate subsidiaries of HomeCom. On January 31, 2001 we sold substantially all of the assets of the FIMI Companies for approximately $458,000 and the assumption of certain liabilities. We recorded a loss on the sale of $3,000,377. We have removed the results of this discontinued operation from the continuing operations of the company for all periods presented.

     On April 23, 1999, HomeCom acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede was a Chicago-based web site developer for financial institutions. Pursuant to the Merger and Plan of Reorganization of Ganymede, Ganymede was merged into HomeCom and has ceased to exist as a separate corporation. Our revenues have been included in the FAST group.

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

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

Results of Operations

     Year Ended December 31, 1999 as Compared to Year Ended December 31, 2000

     Revenues. Revenues increased 15.4% from $3,907,282 in 1999 to $4,509,977 in 2000. This increase of $602,695 is primarily attributable to growth in, and increased reliance upon revenue from the Website Development portion of our business.

     Cost of Revenues. Cost of revenues includes commissions for financial institutions and agents, salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues increased from $951,406, or 24.3% of revenues in 1999, to $2,722,309, or 60.4% of revenues in 2000. This increase reflects greater costs associated with an increase in technical personnel as a percentage of employees and, more significantly, an increase in the pro-rata carrying portion of center operating costs due to reductions in Sales and Marketing and General and Administrative costs.

     Gross Profit. Gross profits decreased by $1,168,208 from $2,955,876 in 1999 to $1,787,668 in 2000. Gross profit margins also decreased from 75.7% during 1999 to 39.6% during 2000. The primary cause for the reduction was an increased allocation of pro-rata costs to Cost of Revenues, due to reductions in General and Administrative and Sales and Marketing expenditures.

     Sales and Marketing. Sales and Marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and Marketing expenses decreased $934,283 from $2,878,303 in 1999 to $1,944,020 in 2000. This decrease was primarily attributable to undertaking a more targeted marketing approach concentrating on obtaining Website Development work as opposed to previous efforts at product marketing. Additionally, we placed our reliance upon individual sales contacts and dramatically reduced our previous expenditures on general advertising. As a percentage of net sales, these expenses decreased from 73.7% in 1999 to 43.1% in 2000.

     Product Development. Product development costs consist of personnel costs required to conduct our product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures for product development were $321,259, or 7.1% of net sales in 2000. This compares to total product development expenditures of $315,809, or 8.1% of net sales in 1999.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $3,765,514 in 1999 to $1,182,192 in 2000. This decrease is due to significant efforts to cut overhead costs including stringent scrutiny of all non-production expenses, greater usage of internal resources and reduced outsourcing costs associated with legal, accounting, and printing. Additionally, we shut down our operations in the Chicago regional office and reduced administrative personnel in the corporate office. As a percentage of net sales, these expenses decreased from 96.4% in 1999 to 26.2% in 2000.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization decreased from $1,757,124, or 45.0% of net sales in 1999 to $1,605,345, or 35.6% in 2000, primarily reflecting the discontinuation of amortization of intangible assets associated with the Ganymede acquisition, as these intangibles were written off.

     Asset Impairment Charge. We incurred an asset impairment charge of $1,436,078 consisting of: $831,310 to write off the remaining Ganymede goodwill, $329,270 to reduce the carrying value of the investment in iDefense and $275,498 to reduce the value of fixed assets to an estimated realizable value.

     Other Income. In 2000 and 1999 we recorded other income of $90,793 and $103,175, respectively.

     Interest Expense. Interest expense decreased from $32,583 in 1999 to ($5,981) during 2000

     Discontinued Operations. We recorded a loss of $3,000,377 on the sale of our FIMI division, which closed on January 31, 2001. In addition, FIMI incurred operating losses of $2,736,678 and $1,970,584 for the years ended December 31, 1999 and 2000, respectively. We also sold our Software Products segment for a gain of $262,940. Software Products incurred operating losses of $443,166 and $1,396,004 for the years ended December 31, 1998 and 1999 respectively. Business unit net income of $214,686 was realized for the year 2000. This can be attributed to the sale of a licensing agreement for the usage of the PIB product.


     Year Ended December 31, 1998 as Compared to Year Ended December 31, 1999
     ------------------------------------------------------------------------

     Revenues. Revenues increased 57.4% from $2,481,905 in 1998 to $3,907,282 in 1999. This increase of $1,425,377 is primarily attributable to an increase in high-end website development revenue of $1,562,408.

     Cost of Revenues. Cost of revenues includes commissions for financial institutions and agents, salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased from $2,085,598, or 84.0% of revenues in 1998 to $951,406 or 24.3% of revenues in 1999. The decrease in cost of revenues as a percentage of revenues is due to increased margins in our FAST Group.

     Gross Profit. Gross profit increased by $2,599,569 from $396,307 in 1998 to $2,995,876 in 1999. Gross profit margins also increased from 16.0% during 1998 to 75.7% during 1999. This increase as a percentage of net sales is due to an increase in billing rates associated with the higher margin web development projects.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses increased $1,736,081 from $1,142,222 in 1998 to $2,878,303 in 1999. As a percentage of net sales, these expenses increased from 46.0% in 1998 to 73.7% in 1999.

     Product Development. Product development costs consist of personnel costs required to conduct our product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in our industry. Total expenditures for product development were $315,809, or 8.1% of net sales in 1999. This compares to total product development expenditures of $633,268, or 25.5% of net sales in 1998.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $2,896,287 in 1998 to $3,765,514 in 1999. As a percentage of net sales, these expenses decreased from 116.7% in 1998 to 96.4% in 1999. The percentage decline is a result of operating efficiencies.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization increased from $542,269, or 21.8% of net sales in 1998 to $1,757,124 or 45.0% in 1999, reflecting the amortization of intangible assets associated with the IRC and Ganymede acquisitions.

     Other Income. In 1999 and 1998 We recorded other income of $103,175 and $166,919, respectively.

     Interest Expense. Interest expense decreased from $445,216 in 1998 to $32,583 during 1999, due to the absence of the amortization of the discount on a convertible debenture converted to common stock during 1998.

     Discontinued Operations. We recorded a gain of $1,144,591 on the sale of our Internet Security Services ("HISS") division in 1999. In addition, HISS recorded losses of approximately $498,000 and $67,000 in 1999 and 1998, respectively. During 1998, We recorded a gain on the sale of our HostAmerica division of $4,402,076 (see Note 12).

Recently Issued Accounting Standards

     See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on our consolidated financial statements.

Liquidity and Capital Resources

General

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2000, we had an accumulated deficit of $25,247,830 and a working capital deficit of $823,406. On March 23, 2001, we announced our intentions to wind down operations. While we continue to evaluate our alternatives, we have been unable to obtain additional financing and do not have sufficient assets to completely satisfy our obligations to our creditors and the liquidation preferences of our preferred shareholders.

     We believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. We may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible additional sale of assets. Also, we believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, although we can give no assurance that we will ever be able to realize any value from our situation. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about HomeCom's ability to continue as a going concern. The financial statements included herein have been prepared assuming HomeCom is a going concern and do not include any adjustments that might result should HomeCom be unable to continue as a going concern.

     Net cash used in operating activities was $2.63 million for the year ended December 31, 2000. We have primarily financed our operations to date through public and private sales of debt and equity securities and loans from our principal stockholders and affiliates. During May 1997, we completed an initial public offering of our common stock, issuing 1,000,000 shares at a price of $6.00 per share. The net proceeds to us from the initial public offering were approximately $4.7 million. We repaid all outstanding principal amounts loaned to us by stockholders and affiliates. During September 1997, we completed the issuance of an aggregate $1.7 million principal amount of our 5% convertible debentures due September 22, 2000. Net proceeds from the sale of the debentures were approximately $1.5 million. In December 1997, we issued 20,000 shares of Series A preferred stock for aggregate net proceeds of approximately $1.8 million. During 1998, our 5% convertible debentures and our Series A preferred stock were converted into 961,460 and 711,456 shares of common stock, respectively. In June 1998, we sold our HostAmerica division to Sage Acquisition Corp., for net proceeds of approximately $4,500,000. In March 1999, we issued 125 shares of our Series B preferred stock for aggregate net proceeds of approximately $2.3 million. On July 28, 1999, we sold 175 shares of our Series C Preferred Stock for net proceeds of approximately $3.3 million. On September 28, 1999, we sold 75 shares of our series D preferred stock for net proceeds of approximately $1.4 million. On April 14, 2000, we sold 106 shares of our series E preferred stock for net proceeds of approximately $1.85 million.

     We spent $362,161 and $507,117 during 2000 and 1999, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for us to increase our presence in the Internet and Intranet applications marketplace. Our commitments as of December 31, 2000 consist primarily of leases on our Atlanta, Georgia; Houston, Texas; Chicago, Illinois; and New York City facilities and equipment leases.

Item 8. FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          ------

Report of Independent Accountants                                           14
Consolidated Balance Sheets as of December 31, 1999 and 2000                15
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 2000                               16
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for Each of the Three Years in the Period Ended December 31, 2000         17
Consolidated Statements of Cash Flows for Each of the Three Years in
  the Period Ended December 31, 2000                                        18
Notes to Consolidated Financial Statements                                  20

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of HomeCom Communications, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of HomeCom Communications, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeCom Communications, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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

                                               /s/ Feldman Sherb & Co., P.C.
                                               -----------------------------
                                               Feldman Sherb & Co., P.C.

New York, New York
March 20, 2001


                                          HOMECOM COMMUNICATIONS, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       1999            2000
                                                                                   ------------    ------------
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  1,497,678    $    520,716
   Accounts receivable, net                                                           1,160,114         443,352
   Employee loans                                                                       474,583
   Receivable from related party                                                        200,000
   Other current assets                                                                 189,648
                                                                                   ------------    ------------
       Total current assets                                                           3,522,023         964,068
Furniture, fixtures and equipment, net                                                1,131,204         476,088
Deposits                                                                                 92,494          37,739
Intangible assets, net                                                                4,966,822         557,173
Investment                                                                              823,175         493,905
                                                                                   ------------    ------------
Total assets                                                                       $ 10,535,718    $  2,528,973
                                                                                   ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $  1,697,210    $  1,264,416
   Accrued payroll liabilities                                                          290,414         375,535
   Unearned revenue                                                                     296,319
   Current portion of obligations under capital leases                                  204,278         147,523
                                                                                   ------------    ------------
       Total current liabilities                                                      2,488,221       1,787,474
Obligations under capital leases                                                        315,275         357,757
Other liabilities                                                                       127,104         152,782
                                                                                   ------------    ------------
       Total liabilities                                                              2,930,600       2,298,013
                                                                                   ------------    ------------
   Redeemable Preferred stock, Series B $.01 par value, 125 shares authorized, 125 shares issued at December 31, 1999 and 2000, respectively and 115 and 17.8 shares outstanding at December 31,
     1999 and 2000, respectively, convertible, participating, $389,850
     liquidation value as of December 31, 2000                                        1,624,920         251,750
Commitments and contingencies (Note 5)
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     9,359,156 and 7,040,525 shares issued and outstanding at December
     31, 2000 and 1999, respectively                                                        704             936
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized,
     92.1 and 137.5 shares outstanding at December 31, 2000
     and 1999, respectively, convertible, participating; $2,031,704
     liquidation value at December 31, 2000                                                   2               1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized,
     1.3 and 75 shares outstanding at December 31, 2000 and 1999, respectively;
     convertible, participating; $28,345 liquidation value at December 31, 2000               1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and outstanding as of December 31, 2000, convertible, participating; $2,418,836
     liquidation value at December 31, 2000                                                                   1
   Additional paid-in capital                                                        21,931,281      25,226,101
   Subscriptions receivable                                                             (64,687)
   Accumulated deficit                                                              (15,887,103)    (25,247,830)
                                                                                   ------------    ------------
       Total stockholders' equity (deficit)                                           5,980,198         (20,790)
                                                                                   ------------    ------------
       Total liabilities and stockholders' equity                                  $ 10,535,718    $  2,528,973
                                                                                   ============    ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                       15

                                    HOMECOM COMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                               1998            1999            2000
                                                           ------------    ------------    ------------
Revenues                                                   $  2,481,905    $  3,907,282    $  4,509,977
Cost of revenues                                              2,085,598         951,406       2,722,309
                                                           ------------    ------------    ------------
GROSS PROFIT                                                    396,307       2,955,876       1,787,668
                                                           ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                        1,142,222       2,878,303       1,944,020
   Product development                                          633,268         315,809         321,259
   General and administrative                                 2,896,287       3,765,514       1,182,192
   Depreciation and amortization                                542,269       1,757,124       1,605,345
   Asset impairment charge                                                                    1,436,078
                                                           ------------    ------------    ------------
    Total operating expenses                                  5,214,046       8,716,750       6,488,894
                                                           ------------    ------------    ------------
OPERATING LOSS                                               (4,817,739)     (5,760,874)     (4,701,226)

OTHER EXPENSES (INCOME)
    Gain on sale of division                                 (4,402,076)
    Interest expense (income)                                   445,216          32,583          (5,981)
    Other expense (income), net                                (166,917)       (103,175)        (90,793)
                                                           ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            (693,962)     (5,690,282)     (4,604,452)

INCOME TAX PROVISION (BENEFIT)                                     --              --              --
                                                           ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                                (693,962)     (5,690,282)     (4,604,452)
LOSS FROM DISCONTINUED OPERATIONS                              (510,178)     (4,630,508)     (1,755,898)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT           --         1,144,591      (3,000,377)
                                                           ------------    ------------    ------------
NET LOSS                                                     (1,204,140)     (9,176,199)     (9,360,727)

DEEMED PREFERRED STOCK DIVIDEND                                (666,667)     (2,557,466)     (1,526,728)

                                                           ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                     $ (1,870,807)   $(11,733,665)   $(10,887,455)
                                                           ============    ============    ============

LOSS PER SHARE--BASIC AND DILUTED
     CONTINUING OPERATIONS                                 $      (0.32)   $      (1.30)   $      (0.72)
     DISCONTINUED OPERATIONS                                      (0.12)          (0.56)          (0.55)
                                                           ------------    ------------    ------------
             TOTAL                                         $      (0.44)   $      (1.86)   $      (1.27)
                                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                           4,287,183       6,324,791       8,549,693
                                                           ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                                 16

                              HOMECOM COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

            For Each of the Three Years in the Period Ended December 31, 2000


                                     Preferred Stock                  Common Stock
                              ----------------------------    ---------------------------
                                 Shares          Amount          Shares         Amount
                              ------------    ------------    ------------   ------------
Balance, December 31, 1997          20,000    $        200       2,956,396   $        295

Issuance of stock                                                  443,085             45
Conversion of convertible
   debentures to common
   shares                                                          961,460             96
Conversion of preferred
   stock to common shares          (20,000)           (200)        711,456             71
Cancellation of
   subscriptions
   receivable under
   employment agreements
Other
Net loss
                              ------------    ------------    ------------   ------------
Balance, December 31, 1998                                       5,072,397            507

Issuance of preferred stock
   and  warrants, net of
   offering costs                      250               3
Common stock issued in
   conjunction with  the
   acquisition of FIMI                                           1,252,174            125
Common stock issued in
   conjunction with the
   acquisition of Ganymede                                         185,342             19
Warrant exercises                                                  106,875             11
Conversion of preferred
   stock to common shares              (37)                        344,777             34
Stock option exercises                                              53,278              5
Cancellation of
   subscription receivable
   under employment
   agreements
Other                                                               25,682              3
Net loss
                              ------------    ------------    ------------   ------------
Balance, December 31, 1999             213               3       7,040,525            704

Issuance of preferred stock
   and warrants, net of
   offering costs                      106               1
Warrant exercises                                                   15,077              1
Conversion of Series B
   preferred stock to
   common shares                                                   902,307             90
Conversion of Series C and
   D preferred stock to
   common shares                      (119)             (1)      1,391,629            139
Stock option exercises                                               8,197              1
Cancellation of
   subscription receivable
   under employment
   agreements
Penalties on Series E
   preferred stock
Other                                                                1,421              1
Net loss
                              ------------    ------------    ------------   ------------
Balance, December 31, 2000             200    $          3       9,359,156   $        936
                              ============    ============    ============   ============

Table continues on following page.



                              HOMECOM COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

            For Each of the Three Years in the Period Ended December 31, 2000
                                      (Continued)

                                                                                Total
                                Additional                                   Stockholders'
                                 Paid-In      Subscriptions    Accumulated      Equity
                                 Capital       Receivable        Deficit       (Deficit)
                              ------------    ------------    ------------    ------------
Balance, December 31, 1997    $  7,800,542    $   (337,501)   $ (5,506,765)   $  1,956,771

Issuance of stock                  884,086                                         884,131
Conversion of convertible
   debentures to common
   shares                        1,699,904                                       1,700,000
Conversion of preferred
   stock to common shares              129
Cancellation of
   subscriptions
   receivable under
   employment agreements                           140,623                         140,623
Other                              (28,937)                                        (28,937)
Net loss                                                        (1,204,140)     (1,204,140)
                              ------------    ------------    ------------    ------------
Balance, December 31, 1998      10,355,724        (196,878)     (6,710,905)      3,448,448

Issuance of preferred stock
   and warrants, net of
   offering costs                5,265,031                                       5,265,034
Common stock issued in
   conjunction with  the
   acquisition of FIMI           4,235,979                                       4,236,104
Common stock issued in
   conjunction with the
   acquisition of Ganymede       1,248,167                                       1,248,186
Warrant exercises                  427,489                                         427,500
Conversion of preferred
   stock to common shares          141,263                                         141,297
Stock option exercises             209,450                                         209,455
Cancellation of
   subscription receivable
   under employment
   agreements                                      132,191                         132,191
Other                               48,178                                          48,181
Net loss                                                        (9,176,198)     (9,176,198)
                              ------------    ------------    ------------    ------------
Balance, December 31, 1999      21,931,281         (64,687)    (15,887,103)      5,980,198

Issuance of preferred stock
   and warrants, net of
   offering costs                1,855,425                                       1,855,426
Warrant exercises                   79,617                                          79,618
Conversion of Series B
   preferred stock to
   common shares                 1,599,044                                       1,599,134
Conversion of Series C and
   D preferred stock to
   common shares                      (138)
Stock option exercises              12,083                                          12,084
Cancellation of
   subscription receivable
   under employment
   agreements                                       64,687                          64,687
Penalties on Series E
   preferred stock                (251,211)                                       (251,211)
Other                                                                                    1
Net loss                                                        (9,360,727)     (9,360,727)
                              ------------    ------------    ------------    ------------
Balance, December 31, 2000    $ 25,226,101    $       --      $(24,247,830)   $    (20,790)
                              ============    ============    ============    ============


 The accompanying notes are an integral part of these consolidated financial statements.

                                       17(a)

                                       HOMECOM COMMUNICATIONS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      -----------------------------------------
                                                                          1998           1999           2000
                                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,204,140)   $(9,176,198)   $(9,360,727)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                         542,269      1,916,170      1,632,939
    Amortization of debt discount and debt issue costs                    406,532
    Write down of investment, fixed assets and intangibles                                            4,163,731
    Write down of employee loans                                                                        474,583
    Forgiveness of subscriptions receivable                               140,623        132,189         64,687
    Expense recorded for issuance of warrants                              36,093         11,797
    Non-cash compensation expense                                          44,933         68,071
    Gain on sale of division                                           (4,402,076)    (1,144,591)
    Provision for bad debts                                               167,675        228,000       (184,851)
    Deferred rent expense                                                 (52,135)       (31,532)      (124,321)
    Change in operating assets and liabilities:
      Accounts receivable                                                (309,248)      (499,465)       901,613
      Accounts payable and accrued expenses                                (3,793)       542,947       (228,422)
      Accrued payroll liabilities                                          36,747        (45,700)        85,121
      Unearned revenue                                                    187,367        167,974       (296,319)
      Other                                                                 4,963        128,054        244,402
                                                                      -----------    -----------    -----------
    Net cash used in operating activities                              (4,404,190)    (7,702,284)    (2,627,564)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment                          (362,689)      (507,117)      (362,161)
  Cash from acquisition                                                                  136,938
  Loans to related parties                                                              (474,583)       200,000
  Proceeds from sale of division, net of restricted cash of $250,000    4,000,000
  Payment of acquisition costs                                          (152,407)
  Release of Restricted cash                                                             250,000
                                                                      -----------    -----------    -----------
    Net cash provided by (used in) investing activities                 3,484,904       (594,762)      (162,161)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs                                      (28,937)          --
  Payment of deferred debt issue costs                                    (35,395)          --
  Repayment of capital lease obligations                                 (144,492)      (133,691)       (54,747)
  Proceeds from issuance of common shares and exercise of warrants        232,094        648,682         12,084
  Proceeds from issuance of preferred shares and warrants                              6,987,801      1,855,426
                                                                      -----------    -----------    -----------
  Net cash provided by financing activities                                23,270      7,502,792      1,812,763
                                                                      -----------    -----------    -----------


                                       HOMECOM COMMUNICATIONS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                            Year Ended December 31,
                                                                  -----------------------------------------
                                                                      1998          1999            2000
                                                                  -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (896,016)      (794,254)      (976,962)
CASH AND CASH EQUIVALENTS at beginning of period                    3,187,948      2,291,932      1,497,678
CASH AND CASH EQUIVALENTS at end of period                        $ 2,291,932    $ 1,497,678    $   520,716
                                                                  ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND  NON CASH
 INVESTING AND FINANCING ACTIVITIES:
  Interest paid                                                   $    16,277    $    32,400    $
                                                                  ===========    ===========    ===========
 Capital lease obligations incurred during year on lease of
   computer equipment                                             $   208,065    $   308,093    $    40,474
                                                                  ===========    ===========    ===========


Year 2000
---------
216.33 shares of preferred stock were converted into 2,293,936 shares of common stock.

Year 1999
---------
The Company issued 1,252,174 shares of common stock for the net assets of First
Institutional Marketing, Inc. and certain of its affiliates. Additionally,
185,342 shares of common stock were issued for the net assets of Ganymede
Corporation. The Company also converted 47 shares of preferred stock into
344,777 shares of common stock.

Year 1998
---------
During 1998, the Company issued 351,391 shares of common stock for the net assets of The Insurance Resource Center, Inc. Additionally, $1,700,000 of
convertible debentures were converted into 961,460 shares of common stock.


 The accompanying notes are an integral part of these consolidated financial statements.


                                       19

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation--Going Concern

     Historically, HomeCom Communications, Inc. (the "Company") developed and marketed specialized software applications, products and services to enable financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. Revenue was derived from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 2000 of approximately $25 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Subsequent to year end, the Company announced that it was seeking to wind down its operations. As the Company winds down its operations, it will evaluate other alternatives, which may include selling additional assets. The Company's continued existence as a going concern is dependant upon adequate future debt or equity funding and successful commercialization of its products and services.

Asset Impairment

     The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. Accordingly, the Company has recorded an asset impairment charge of $1,436,078 during fiscal 2000 in connection with the following items:

     Ganymede Goodwill

     During the second quarter of year 2000, the company recognized a goodwill impairment charge of $831,310 with no associated tax benefit, related to the 1999 acquisition of Ganymede Corporation ("Ganymede") (See Note 11). The review for impairment at these operations was triggered by recent cash flow losses and forecasted operating cash flows below those expected at the time that Ganymede was acquired. Accordingly, the Company concluded that intangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to this asset.

     Investment in iDefense

     During the fourth quarter of year 2000, the Company recognized an impairment loss of $329,270 with no associated tax benefit, related to its investment in iDefense. The Company identified conditions including the continued losses of iDefense, the difficulty iDefense has in obtaining additional financing, as well as significant reductions in valuations of Internet related companies. The Company believes that these items are all indicators of asset impairment. These conditions have led to operating results that were substantially less than had been anticipated at the time of the Company's sale of its HISS unit to iDefense. Accordingly, the Company concluded that the investment in iDefense was impaired and recognized a charge related to this asset.

     Fixed Assets

     Also in the fourth quarter of year 2000, the Company has recorded a charge of $275,498 related to the write-down of fixed assets at its Atlanta operations. These write-downs are a result of the conditions as outlined above relative to the future of the Company.

Intangible Assets

     Intangible assets represent identifiable and unidentifiable intangible assets related to acquired businesses. Amounts assigned to certain relationships and licenses were amortized on a straight-line basis over three years; amounts assigned to retail insurance operations were amortized on a straight-line basis over seven years; costs in excess of net tangible and identifiable intangible assets acquired that were recorded as goodwill were amortized on a straight-line basis over periods ranging from three to five years. As of December 31, 2000 the remaining intangible asset balance represents the net recoverable asset in conjunction with the ultimate disposition of the FIMI operations.

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

Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was approximately $215,000 and $31,075 at December 31, 1999 and 2000, respectively. Write-offs were approximately $108,000 and $89,790 for the year ended December 31, 1999 and 2000, respectively.

     Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising and the quality of its customer base. The Company provides an allowance for accounts which are estimated to be uncollectible. The Company's sales to its five largest customers represented approximately 51% and 76% of total revenues for the years ended December 31, 1999 and 2000, respectively. During 2000, two customers each accounted for more than 10% of the revenues of the Company. During 1999, two customers each accounted for more than 10% of the revenues of the Company.

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

Software Development Costs, Net

     The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed". The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future growth revenues for the product or (b) the straight-line method over the estimated economic life of the product. Amortization of capitalized software development costs totaled approximately $32,000 in 1998. These expenses are included in cost of sales.

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

Advertising Expenses

     Advertising costs are expensed when incurred. Advertising expenses were approximately $263,000, $1,147,000 and $216,099 for the years ended December 31, 1998, 1999 and 2000, respectively.

Income Taxes

     The Company accounts for income taxes using the asset and liability method as described by Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes ("SFAS No. 109").

     Under SFAS 109 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company provides a valuation allowance for deferred tax assets which are determined by management to be below the threshold for realization established by SFAS 109.

Basic and Diluted Loss Per Share

     Basic and diluted loss per share are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 2000, the numerator and denominator are the same for both basic and diluted loss per share.

     The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

                                                            Year Ended December 31,
                                                --------------------------------------------
                                                    1998             1999           2000
                                                ------------    ------------    ------------
Loss from continuing operations                 $   (693,962)   $ (5,690,282)   $ (4,604,452)
Less: Deemed Preferred stock dividend               (666,667)     (2,557,466)     (1,526,728)
                                                ------------    ------------    ------------
Loss from continuing operations applicable to
   common shareholders                            (1,360,629)     (8,247,748)     (6,131,180)
Discontinued operations                             (510,178)     (3,485,917)     (4,756,275)
                                                ------------    ------------    ------------
Net loss applicable to common shareholders      $ (1,870,807)   $(11,733,665)   $(10,887,455)
                                                ============    ============    ============
Weighted average common shares outstanding--
   Basic and diluted                               4,287,183       6,324,791       8,549,693
                                                ------------    ------------    ------------
Loss per share--continuing operations                  (0.32)          (1.30)          (0.72)
Loss per share--discontinued operations                (0.12)          (0.56)          (0.55)
                                                ------------    ------------    ------------
                                                $      (0.44)   $      (1.86)   $      (1.27)
                                                ============    ============    ============

     The Company has not declared or paid any dividends to the shareholders of the Preferred Stock. However, the Preferred Stock possess conversion rights (the "Beneficial Conversion Feature") that are analogous to dividends. Accordingly, the Beneficial Conversion Feature is accounted for as a Deemed Preferred Stock Dividend. (See footnotes 7, 8, 9 and 10).

Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS 133). "These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. At December 31, 2000, The Company did not have any significant derivative instruments or hedging activities, and therefore, management believes that the initial application of these statements will not have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000 and the adoption did not affect the Company's consolidated financial statements for the year ended December 31, 2000.

Other Matters

     Certain prior year amounts have been reclassified to conform to current year presentation.


2. FURNITURE, FIXTURES AND EQUIPMENT, NET

     Furniture, fixtures and equipment, net, are comprised of the following as of:
                                                             December 31,
                                                     --------------------------
                                                         1999           2000
                                                     -----------    -----------
Furniture and fixtures                               $   399,845    $   235,921
Computer equipment                                     1,195,234      1,225,407
Computer equipment under capital leases                  810,917        843,708
                                                     -----------    -----------
                                                       2,405,996      2,305,036
Less: accumulated depreciation and amortization       (1,274,792)    (1,553,450)
Less: write down to fair value less costs to sell                      (275,498)
                                                     -----------    -----------
                                                     $ 1,131,204    $   476,088
                                                     ===========    ===========

3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                        1999             2000
                                                    -----------     -----------
Licenses and training programs                      $   172,269     $   172,269
Bank and carrier relationships                          450,000         450,000
Retail insurance operations                           1,500,000       1,500,000
Goodwill                                              3,830,888       3,830,888
                                                    -----------     -----------
                                                      5,953,157       5,953,157
Less: Accumulated amortization                         (986,335)     (2,028,297)
Less: Write down related to asset impairment                         (3,367,687)
                                                    -----------     -----------
                                                    $ 4,966,822     $   557,173
                                                    ===========     ===========


     Amortization expense relating to intangible assets was $108,190 and $1,337,655 for the years ended December 31, 1998 and 1999, respectively. Amortization charged to expense in 2000 was $1,041,962 of which $63,912 related to the amortization of Ganymede goodwill and $978,050 related to the amortization of FIMI intangibles.


4. SEGMENT INFORMATION

     Historically, the Company was organized into five separate business units. The Company determined that its reportable segments were those that were based on the Company's method of internal reporting, which disaggregated its business by product and service category into business units. The Company's reportable segments were: custom Web development (FAST), Internet outsourcing services (HostAmerica), Internet security services (HISS), software products, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc. On January 31, 2001 the Company sold all of the assets of its InsureRate/FIMI unit to Digital Insurance, Inc. and on March 15, 2001 the Company sold the remaining assets of its Software Products group to Netzee, Inc. The Company currently operates in a single business segment. Historical segment information is not provided since each of the former segments is presented as discontinued operations.

5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under noncancelable operating lease agreements expiring through 2002. The Company has entered into capital leases of computer equipment.

     Future minimum lease payments under capital and operating leases are as follows as of December 31, 2000:

                                                         Capital     Operating
                                                         Leases       Leases
                                                        --------     --------
2001                                                    $ 81,064     $318,344
2002                                                      44,451      195,783
2003                                                       7,938         --
                                                        --------     --------
Total minimum lease payments                             133,453     $514,127
                                                                     ========
Less: amount representing interest                       (19,872)
                                                        --------
Present value of minimum lease payments                  113,581
Less: current portion                                    (66,418)
                                                        --------
                                                        $ 47,163
                                                        ========

     The Company leases office space in New York City, Chicago, Houston, and Atlanta. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases. The Company has abandoned facilities in New York, Houston, Chicago, and Atlanta. As such, a real estate disposition liability of approximately $400,000 has been recorded.

     Rental expense under operating leases was approximately $440,000, $588,000 and $831,999 for the years ended December 31,1998, 1999 and 2000 respectively.

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


6. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS

     In connection with the completion of the Company's initial public offering, the Company granted its underwriter warrants to acquire 100,000 shares of the Company's common stock at an exercise price of $7.20 per share. The exercise price is subject to adjustment under certain circumstances. These warrants expire on May 12, 2002 if not earlier exercised.

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

     At December 31, 1999, 1,261,960 warrants were outstanding at a weighted average exercise price of $6.20. At December 31, 2000, 442,000 warrants are outstanding at a weighted average exercise price of $4.16.

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

     During 2000, the Company's shareholders voted to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000.


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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $18,000 and $792,000 of the beneficial conversion was amortized in 1999 and 2000, respectively. The balance of the beneficial conversion feature will be recognized through March, 2002. During 1999, 10 shares of Series B Preferred Stock were converted into 63,317 shares of common stock. During 2000, 97.19 shares of Series B Preferred Stock were converted into 902,307 shares of common stock.

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $3,323,748 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $3,170,904 assigned to the preferred stock and $152,844 assigned to the warrants as of July 27, 1999. The Company then allocated $1,678,505 of the Series C net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $1,485,000 and $72,000 of the beneficial conversion was amortized in 1999 and 2000, respectively. The balance of the beneficial conversion feature will be recognized through July, 2002. During 1999, 37.5 shares of Series C Preferred Stock were converted into 281,460 shares of common stock. During 2000, 45.4 shares of Series C Preferred Stock were converted in to 802,056 shares of common stock.

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

9. ISSUANCE OF SERIES D PREFERRED STOCK

     On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company's Series D Convertible Preferred Stock, par value $.01 per share (the "Series D Preferred Stock") and warrants to acquire up to 25,000 shares of Common Stock (the "Series E Preferred Warrants"). The Series D Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the "Series D Stated Value"). Each Series E Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series D Stated Value by the lesser of (a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series D Preferred Stock issued and outstanding on September 22, 2002 will automatically be converted into Common Stock at the conversion price then in effect.

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,423,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,387,477 assigned to the preferred stock and $36,273 assigned to the warrants as of September 28, 1999. The Company then allocated $642,084 of the Series D net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $280,000 and $281,000 of the beneficial conversion was amortized in 1999 and 2000, respectively. The balance of the beneficial conversion feature will be recognized through September, 2002. During 2000, 73.7 shares of Series D Preferred Stock were converted into 589,573 shares of common stock.

     The right of the holders of the Series D Preferred Stock to convert their shares is also subject to the following restrictions: (i) during the period beginning on the issuance date through the following 90 days, each holder may not convert more than 25% of the Series D Preferred Stock purchased by such holder; (ii) during the period beginning on the issuance date through the following 120 days, each holder may not convert more than 50% of the Series D Preferred Stock purchased by such holder; and (iii) during the period beginning on the issuance date through the following 150 days, each holder may not convert more than 75% of the Series D Preferred Stock purchased by such holder. At any time after the issuance date, the Company shall have the right, in its sole discretion, to redeem, from time

10. ISSUANCE OF SERIES E PREFERRED STOCK

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

     Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement under the Securities Act of 1933 with respect to a minimum of 1,808,293 shares of common stock issueable upon conversion of the Series E Preferred Stock and exercise of the Series E Preferred Warrants. The Company is obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. As of March 31, 2001, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In accordance with the terms of the private placement, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. For the year ended December 31, 2000, $251,211 in penalties were recorded as a deemed dividend to the Preferred Stockholders.

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,855,426 to the Series E Preferred Stock and the Series E Preferred Warrants based on their relative fair values at the issuance date, resulting in $1,791,211 assigned to the Series E Preferred Stock and $64,215 assigned to the Series E Preferred Warrants as of April 14, 2000. The Company then allocated $1,059,347 of the Series E Preferred Stock net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $905,000 of the beneficial conversion was amortized in 2000. The balance of the beneficial conversion feature will be recognized through April 14, 2003.

The Series E Preferred Warrants expire on April 14, 2005 and have an exercise price of $3.35 per share, subject to adjustment under certain circumstances.


11. STOCK OPTION PLANS

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

     The options granted to purchase shares under the Stock Option Plan vest 25% per year and expire ten years after the grant date. The exercise price of the options was at or above the fair market value of the stock on the grant date.

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

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options, however, on September 20, 2000, the Company re-priced options to purchase its common stock, $.0001 par value, held by certain employees and certain officers. To be eligible for the re-pricing, option holders were required to exchange one and one-half old options for each new option. As such, 587,580 old options were exchanged for 391,719 new options. Options having an exercise price greater than $0.59, the closing bid price of Homecom common stock on September 20, 2000, were re-priced to an exercise price of $0.59. In addition, each option holder agreed to a six month lock-up period in which they would be precluded from exercising any of their options. According to FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," reductions to the exercise price of a fixed option award must be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. Under variable accounting, a compensation cost must be recorded based on the intrinsic value of the award, which is computed as the difference between the exercise price and the fair value of Homecom's common stock on the date of the re-pricing. Thereafter, an additional compensation cost must be recorded or reversed based on the difference between the value of the option at the beginning and end of the accounting period. The reversal of compensation cost cannot be larger than accumulated compensation expense incurred. To date, no compensation expense has been recognized as Homecom's stock price has been below the new exercise price of $0.59. The Company has recognized no compensation expense for options issued to employees, non-employees, and non-employee directors.

     Pro forma information regarding loss per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                          December 31,
                                                -------------------------------
                                                 1998        1999        2000
                                                 ----        ----        ----
Risk-free interest rate                           5.93%       5.11%       5.58%
Volatility factors of the expected market
   price of the Company's common stock              90%        110%         85%
Weighted average expected life of the options   5 years     5 years     5 years
Expected dividend yield                              0%          0%          0%


     Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1999 and 2000 would have been the pro forma amounts listed below:

                                                       Year Ended December 31,
                                          -------------------------------------------------
                                              1998              1999              2000
                                          -------------    --------------    --------------
Loss applicable to common shareholders:
  As reported                             $  (1,870,807)   $  (11,733,665)   $  (10,887,455)
  Pro forma                                  (2,351,259)      (12,591,580)      (11,496,918)
Basic and diluted loss per share:
  As reported                                     (0.44)            (1.86)            (1.27)
  Pro forma                                       (0.55)            (1.99)            (1.34)


Option activity under all of the stock option plans is summarized as follows:

                                                            Year Ended December 31,
                                   ---------------------------------------------------------------------------
                                             1998                    1999                     2000
                                   ---------------------------------------------------------------------------
                                                  Weighted-                Weighted-                  Weighted-
                                                  Average                  Average                    Average
                                      Shares      Exercise     Shares      Exercise     Shares        Exercise
                                                   Price                    Price                      Price
                                   ------------   -------- -------------   -------- --------------    --------
Outstanding at beginning of year       421,160     $4.95        558,610     $4.59       1,155,259      $4.49
Granted                                312,700      3.35      1,067,958      4.31         924,688       1.17
Exercised                               (4,375)     4.06        (53,278)     3.93          (4,500)      4.06
Forfeited                             (170,875)     3.34       (418,031)     4.25      (1,283,803)      3.10
                                   ------------            -------------            --------------
Outstanding at end of year             558,610      4.59      1,155,259      4.49         791,644       2.75
                                   ============            =============            ==============
Options exercisable at year end        127,791      4.98        251,112      4.85         348,349       3.52
                                   ============            =============            ==============
Shares available for future grant       41,390                  912,912                 1,080,187
                                   ============            =============            ==============
 Weighted-average fair value of
   options granted during the year
   at the shares' fair value       $      2.79             $       3.10             $        0.40
                                   ============            =============            ==============

     The following table summarizes information about fixed options outstanding at December 31, 2000.

                                                            Weighted Average
                                                          Remaining Contractual
Exercise Prices                              Shares               Life
---------------                            -----------    ---------------------
$0.59-0.75                                    398,320              7.6
$2.18-2.81                                     47,000              8.6
$3.47-4.55                                    128,187              6.6
$5.25-6.50                                    218,137              7.5
                                           -----------
                                              791,644
                                           ===========


12. ACQUISITIONS, DIVESTITURES AND DISCONTINED OPERATIONS

     HostAmerica

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

     FIMI/InsureRate

     On March 24, 1999, the Company acquired First Institutional Marketing, Inc., and certain of its affiliates ("FIMI") of Houston, Texas for total consideration of $4,236,104, consisting of 1,252,174 shares of common stock. The acquisition was accounted for as a purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the definitive agreement was publicly announced. The resulting intangible assets were being amortized over a period of approximately 3 to 7 years. Prior to the closing of the acquisition, the Company loaned the shareholders of FIMI $370,000 ("FIMI notes"). The notes were to be repaid in either cash or common stock and were collateralized by common stock. Additionally, the principal shareholders of FIMI were granted 300,000 warrants to acquire HomeCom common stock at an exercise price of $3.74 per share. Vesting of the warrants was contingent upon FIMI meeting certain operating goals as defined in the agreement.

     On January 31, 2001, the Company sold substantially all of the assets of FIMI and its affiliates to Digital Insurance, Inc. ("Digital") for approximately $458,000 in cash and the assumption of certain liabilities. Additionally, the FIMI notes were forgiven in exchange for the surrender of the common stock that collateralized the notes. Additionally, the warrants were forfeited. The purchase price was established through arms' length negotiations between the Company and Digital.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a loss of approximately $3 million on the sale of the assets of the FIMI.

     Net assets associated with discontinued operations of FIMI at December 31, 2000 are as follows:

           Current Assets:
              Accounts receivable, net                       $212,303
              Receivable from related party                    15,000
                                                             --------
                Total current assets                          227,303
           Furniture, fixtures and equipment, net             397,952
           Total assets                                      $625,255
                                                             ========

           Current Liabilities:
              Accounts payable and accrued expenses          $269,199
              Accrued payroll liabilities                      13,283
              Current portion of obligations under capital
                leases                                        100,245
                                                             --------
                 Total current liabilities                    382,727
           Obligations under capital leases                   341,272
                                                             --------
           Total liabilities                                  723,999
                                                             --------
           Net liabilities associated with discontinued
             operations of FIMI                              $ 98,744
                                                             ========

     Ganymede

     On April 23, 1999, the Company acquired all of the outstanding shares of Ganymede Corporation ("Ganymede") for total consideration of $1,348,186, consisting of 185,342 shares of common stock and $100,000 cash. The acquisition was accounted for as a purchase transaction. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the time and the resulting intangible assets were being amortized over a period of approximately 3 to 5 years. Results of operations for Ganymede have been included with those of the Company for periods subsequent to the date of acquisition. In June 2000, the company recognized a goodwill impairment charge of approximately $800,000 with no associated tax benefit, related to this acquisition (See Note 1).

     HISS

     On October 1, 1999, the Company sold substantially all of the assets of its HomeCom Internet Security Services ("HISS") division to Infrastructure Defense, Inc. ("iDefense") for $823,175 in common stock of the non-public acquiror, certain security audit rights and $200,000 cash, paid in January, 2000. The purchase price was established through arms length negotiations between the Company and iDefense.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a gain of approximately $1.14 million on the sale of the HISS unit in 1999.

     Software Products

     On March 15, 2001, the Company sold substantially all of the assets of its Software Products group to Netzee, Inc. ("Netzee") for $275,000 in cash. The purchase price was established through arms length negotiations between the Company and Netzee. The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented


12. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                     December 31,
                                      -----------------------------------------
                                         1998            1999           2000
                                      -----------    -----------    -----------

Temporary differences:
Allowance for uncollectibles          $    36,246    $    82,052    $
Vacation accrual                           33,586         29,812
Depreciation                                4,826        113,930
Deferred rent expense                      25,462         19,490
Cash to accrual adjustment                               100,278
Other accruals                                           160,000        102,000
Software development expenses              35,138         32,620
Net operating loss carryforward         2,357,670      5,043,323      6,018,000
                                      -----------    -----------    -----------
Deferred tax asset                      2,492,928      5,581,505      6,200,000
Valuation allowance                    (2,492,928)    (4,896,133)    (6,200,000)
                                      -----------    -----------    -----------
Net deferred tax asset                       --          685,372           --

Acquired intangibles                         --         (685,372)          --
                                      -----------    -----------    -----------
Deferred tax liability                       --         (685,372)          --
                                      -----------    -----------    -----------
Net deferred tax asset (liability)           --             --             --
                                      ===========    ===========    ===========


     At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $17,700,000 which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during 1997 resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the future utilization of the Company's net operating loss carryforwards as of the change date. Certain stock transactions occurring in 1998, 1999 and 2000 may have resulted in the Company incurring an ownership change, which may result in a limitation on the Company's future utilization of net operating loss carryforwards generated in 1998,1999 and 2000. Based on the cumulative losses in recent years and the limitation and the use of the Company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset.

     The income tax benefit differs from the amounts computed by applying the Federal statutory rate of 34% to loss before taxes principally as a result of the recording of the valuation allowance.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous Independent Accountants

(i) On February 8, 2001, we dismissed PricewaterhouseCoopers LLP ("PWC"), as our independent accountants effective immediately. Our Board of Directors participated in and approved the decision to change independent accountants.

(ii) The reports of PWC on our consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, did not contain, except as otherwise described in this paragraph (a)(ii) of Item 9 of Form 10-K, an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, in its report on our financial statements for the fiscal years ended December 31, 1999 and 1998, it included the following explanatory paragraph: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

(iii) In connection with its audits for the two most recent fiscal years and through February 8, 2001, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for such years.

(iv) During the two most recent fiscal years and through February 8, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

(v) On February 13, 2001, we delivered a copy of the disclosures which we made in Item 4 on Form 8-K as filed on February 14, 2001, and requested that PWC furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not PWC agreed with such disclosures. A copy of such letter dated February 13, 2001 indicating such agreement was filed as Exhibit 16.1 to that Form 8-K.

(b) New Independent Accountants

     (i) On February 8, 2001, the Company engaged the firm of Feldman Sherb & Co, ("FSC") as independent accountants for the Company's fiscal year ending December 31, 2000. The Company's Board of Directors approved the selection of FSC as independent accountants.

     (ii) During the two most recent fiscal years and through February 8, 2001, the Company has not consulted with FSC with respect to (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (2) on any matter that was either the subject of a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 10. Directors and Executive Officers of the Company

     We incorporate by reference the information contained under the caption "Board of Directors" in the Company's Information Statement or Proxy Statement, as applicable, to be filed in April 2001 regarding the election of directors and such other matters as the Company may determine (the "2001 Information or Proxy Statement").


Item 11. Executive Compensation

     We incorporate by reference the information contained under the caption "Executive Compensation" in the 2001 Information or Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     We incorporate by reference the information contained under the caption "Executive Compensation -- Beneficial Ownership of Capital Stock" in the 2001 Information or Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the caption "Directors -- Certain Relationships and Related Transactions" in the 2001 Information or Proxy Statement.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit                            Description
-------     --------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated January 31, 2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc.

2.2 Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001.

3.1         Restated Certificate of Incorporation of the Registrant.*

3.2         Restated Bylaws of the Registrant.*

3.3 Certificate of Designation of Series A Convertible Preferred stock.***

3.4         Certificate of Designation of Series B Convertible Preferred
            Stock.**

3.5 Certificate of Designation of Series C Convertible Preferred Stock (previously filed).

3.6 Certificate of Designation of Series D Convertible Preferred Stock (previously filed).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.*

4.2         Specimen Stock Certificate.*

4.3         Form of Warrant.*

10.1 HomeCom Communications, Inc. Stock Option Plan and form of Stock Option Certificate.*

10.2 HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option Certificate.*

10.3 Employment Agreement between the Registrant and Harvey W. Sax, dated January 1, 1996.*

10.4 Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax.*

10.5 Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996.*

10.6 Lease and Services Agreement between Alliance Greensboro, L.P. and the Registrant, dated June 25, 1996.*

10.7 Business Alliance Program Agreement between Oracle Corporation and the Registrant, dated May 30, 1996, together with the Sublicense Addendum, Application Specific Sublicense Addendum, Full Use and Deployment Sublicense Addendum and License Transfer Policy, each dated May 30, 1996.*

10.8 Network Enrollment Agreement between Apple Computer, Inc. and the Registrant, effective May 1996.*

10.9 Member Level Agreement between Microsoft Corporation and the Registrant, effective May 1996.*

Exhibit                            Description
-------     --------------------------------------------------------------------

10.10 Master Agreement for internet Services and Products between BBN Planet Corporation and the Registrant, dated February1, 1996.*

10.11 Authorized Business Partners Agreement between BBN Planet Corporation and the Registrant, dated May 14, 1996.*

10.12 Stock Purchase Agreement between the Registrant and the stockholders of HomeCom internet Security Services, Inc., dated August 31, 1996.*

10.13       Form of Promissory Notes issued by the Registrant and held by Mark
            Germain.*

10.14 Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward A. Blech Trust.*

10.15 Marketing Associate Solution Alliance Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.*

10.16 Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**

10.17 Letter agreement dated January 16, 1997 between the Registrant, David A. Blech, Esther Blech and the Edward A. Blech Trust.*

10.18       HomeCom Communications, Inc. Employee Stock Purchase Plan.*

10.19 5% Convertible Debenture Purchase Agreement dated effective September 19, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.20 Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.21 Registration Rights Agreement dated effective September19, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.22 Letter agreement dated September 23, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.23 Letter agreement dated September 27, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.24 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.25 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.26 Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

10.27 Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

Exhibit                            Description
-------     --------------------------------------------------------------------

10.28 Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P.***

10.29 Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD.***

10.30 Common Stock Purchase Agreement dated January 23, 1998 by and among InsureRate, Inc., the Registrant, Jerome R. Corsi and Hamilton Dorsey Alston HomeCom.***

10.31 Escrow Agreement dated as of January 23, 1998 by and among InsureRate, Inc., Hamilton Dorsey Alston HomeCom, the Registrant, Jerome R. Corsi and SunTrust Bank, Atlanta.***

10.32 Shareholders Agreement dated January 23, 1998 by and among Hamilton Dorsey Alston HomeCom, the Registrant and InsureRate, Inc.***

10.33 Web Development and Hosting Services Agreement dated January 23, 1998, by and among InsureRate, Inc. and Hamilton Dorsey Alston HomeCom.***

10.34 Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston HomeCom.***

10.35 Loan Agreement dated January 23, 1998 by and between InsureRate, Inc. and the Registrant.***

10.36       Form of Master Note issued by the Registrant to InsureRate, Inc.***

10.37 Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc.+

10.38 Letter Agreement, dated April 8, 1998 by and among HomeCom, Eurofactors International Inc., Blauchamp France, FTS Worldwide Corporation and COLBO.****

10.39 Letter Agreement, dated April 8, 1998 by and between First Granite Securities, Inc. and HomeCom.****

10.40 Letter Agreement, dated April 17, 1998 by and among Sovereign Partners, L.P., Dominion Capital Fund and HomeCom.****

10.41 Agreement and Plan of Reorganization by and among The Insurance Resource Center, Inc., Tim Strong, James Higham, Cameron M. Harris & HomeCom and HomeCom, dated as of April15, 1998.***

10.42 Employment Agreement by and between HomeCom and Tim Higham, dated as of April 16, 1998.***

10.44 Asset Purchase Agreement by and between HomeCom and Sage Networks Acquisition Corp. dated as of June 10, 1998.+

10.45 Escrow Agreement by and between HomeCom and Sage Networks Acquisition Corp. dated as of June 10, 1998.+

10.46 Transitional Services Agreement by and between HomeCom and Sage Networks Acquisition Corp. dated as of June 10, 1998.+

Exhibit                            Description
-------     --------------------------------------------------------------------

10.47 Co-Location Agreement by and between HomeCom and Sage Networks, Inc. dated as of June 10, 1998.+

10.48 Agreement and Plan of Merger by and among HomeCom Communications, Inc, FIMI Securities Acquisitions Corp., Inc., ATF Acquisition Corp., Inc. and Daniel A. Delity, James Wm. Ellsworth, and David B. Frank dated as of November 6, 1998, together with exhibits.++

10.50 Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C.++

10.51 Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C.++

10.52       Transfer Agent Instructions dated as of March 25, 1999.++

10.53       Transfer Agent Legal Opinion dated as of March 25, 1999.++

10.54 Placement Agency Agreement dated as of March 25, 1999 by and between HomeCom Communications, Inc. and J.P. Turner & Company, L.L.C.++

10.55 Stock Purchase Agreement by and among HomeCom Communications, Inc. and Richard L. Chu, Joseph G. Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

10.56 Employment Agreement Between Ganymede Corporation and Richard L. Chu, dated as of April 23, 1999.+++

10.57 Employment Agreement between Ganymede Corporation and John Winans, dated as of April 23, 1999.+++

10.58 Employment Agreement between Ganymede Corporation and Joseph G. Rickard, dated as of April 23, 1999.+++

10.59 Escrow Agreement by and among HomeCom Communications, Inc. and Richard L. Chu, Joseph G. Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

10.60 Pledge and Security Agreement by and between HomeCom Communications, Inc. and Richard L. Chu, Joseph G. Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

10.61       Warrant Agreement, dated as of March 25, 1999, by and among CPR
            (USA), Inc. and HomeCom Communications, Inc.++++

10.62 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Fund, L.L.C. and HomeCom Communications, Inc.++++

10.63 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View, Funds, L.P. and HomeCom Communications, Inc.++++

10.64 Warrant Agreement, dated as of March 25, 1999, by and among J.P. Turner & Company, L.L.C and HomeCom Communications, Inc.++++

Exhibit                            Description
-------     --------------------------------------------------------------------

10.65 Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC (previously filed).

10.66 Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC (previously filed).

10.67 Transfer Agent Instructions dated as of September 28, 1999 (previously filed).

10.68 Transfer Agent Legal Opinion dated as of July 23, 1999 (previously filed).

10.69 Placement Agency Agreement dated as of July 23, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners (previously filed).

10.70 Warrant Agreement, dated as of July 23, 1999, by and between HomeCom Communications, Inc. and MacNab LLC (previously filed).

10.71 Securities Purchase Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.72 Registration Rights Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.73       Transfer Agent Instructions dated as of September 28,
            1999 (previously filed).

10.74 Transfer Agent Legal Opinion dated as of September 28, 1999 (previously filed).

10.75 Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners (previously filed).

10.76 Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.77 Asset Purchase Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.78 Bill of Sale and Assignment, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.79 Non-solicitation and Non-compete Agreement, Dated October1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.80 Registration Rights Agreement, October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.81       Form of Opinion of Purchaser's Counsel.+++++

10.82       Form of Opinion of Seller's Counsel.+++++

10.83 Referral and Service Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.84 Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

Exhibit                            Description
-------     --------------------------------------------------------------------

10.85       Resignation Letter of Krishan Puri, dated November 1, 1999.++++++

10.86 Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000

10.87 Amendment to Employment Agreement between the Registrant and George Bokuchava dated January 10, 2001

21.1        List of Subsidiaries.***

23.1        Consent of Feldman Sherb, & Co., P.C.

--------------------------------------------------------------------------------

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

+ Incorporated herein by reference to exhibit of the same number in Form S-1 Registration Statement of the Registrant(Registration No. 333-45383).

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

(B) Reports on Form 8-K

     During the fourth quarter of 2000, we filed the following reports on Form 8-K:

     (i) On October 10, 2000, we filed a current report on Form 8-K to report the resignation of William Walker from the Board of Directors on September 25, 2000.

     (ii) On November 20, 2000, we filed a current report on Form 8-K to report the resignation of Daniel Delity from the Board of Directors on November 14, 2000.

     (iii) On November 28, 2000, we filed a current report on Form 8-K to report the resignation of Claude Thomas from the Board of Directors on November 22, 2000.

     (iv) On December 21, 2000, we filed a current report on Form 8-K to report the resignation of James Wm. Ellsworth from the Board of Directors on December 18, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HOMECOM COMMUNICATIONS, INC.

                                              BY: /s/ TIMOTHY R. ROBINSON
                                              ---------------------------
                                              Timothy R. Robinson
                                              Executive Vice President --
                                              Chief Financial Officer

                                              April 10, 2001
                                              --------------
                                              Date


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

       Signature                            Title                     Date
       ---------                            -----                     ----

/s/ TIMOTHY R. ROBINSON           Executive Vice President--     April 10, 2001
-----------------------           Chief Financial Officer
Timothy R. Robinson


/s/ GIA BOKUCHAVA, PH.D.          Chief Technical Officer;       April 10, 2001
------------------------          Director
Gia Bokuchava, Ph.d.

                                 EXHIBIT INDEX
                                 -------------


Exhibit                            Description
-------     --------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated January 31, 2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc.

2.2 Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001.

3.1         Restated Certificate of Incorporation of the Registrant.*

3.2         Restated Bylaws of the Registrant.*

3.3 Certificate of Designation of Series A Convertible Preferred stock.***

3.4         Certificate of Designation of Series B Convertible Preferred
            Stock.**

3.5 Certificate of Designation of Series C Convertible Preferred Stock (previously filed).

3.6 Certificate of Designation of Series D Convertible Preferred Stock (previously filed).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.*

4.2         Specimen Stock Certificate.*

4.3         Form of Warrant.*

10.1 HomeCom Communications, Inc. Stock Option Plan and form of Stock Option Certificate.*

10.2 HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option Certificate.*

10.3 Employment Agreement between the Registrant and Harvey W. Sax, dated January 1, 1996.*

10.4 Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax.*

10.5 Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996.*

10.6 Lease and Services Agreement between Alliance Greensboro, L.P. and the Registrant, dated June 25, 1996.*

10.7 Business Alliance Program Agreement between Oracle Corporation and the Registrant, dated May 30, 1996, together with the Sublicense Addendum, Application Specific Sublicense Addendum, Full Use and Deployment Sublicense Addendum and License Transfer Policy, each dated May 30, 1996.*

10.8 Network Enrollment Agreement between Apple Computer, Inc. and the Registrant, effective May 1996.*

10.9 Member Level Agreement between Microsoft Corporation and the Registrant, effective May 1996.*

Exhibit                            Description
-------     --------------------------------------------------------------------

10.10 Master Agreement for internet Services and Products between BBN Planet Corporation and the Registrant, dated February1, 1996.*

10.11 Authorized Business Partners Agreement between BBN Planet Corporation and the Registrant, dated May 14, 1996.*

10.12 Stock Purchase Agreement between the Registrant and the stockholders of HomeCom internet Security Services, Inc., dated August 31, 1996.*

10.13       Form of Promissory Notes issued by the Registrant and held by Mark
            Germain.*

10.14 Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward A. Blech Trust.*

10.15 Marketing Associate Solution Alliance Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.*

10.16 Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**

10.17 Letter agreement dated January 16, 1997 between the Registrant, David A. Blech, Esther Blech and the Edward A. Blech Trust.*

10.18       HomeCom Communications, Inc. Employee Stock Purchase Plan.*

10.19 5% Convertible Debenture Purchase Agreement dated effective September 19, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.20 Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.21 Registration Rights Agreement dated effective September19, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.22 Letter agreement dated September 23, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.23 Letter agreement dated September 27, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.24 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.25 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.26 Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

10.27 Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

Exhibit                            Description
-------     --------------------------------------------------------------------

10.28 Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P.***

10.29 Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD.***

10.30 Common Stock Purchase Agreement dated January 23, 1998 by and among InsureRate, Inc., the Registrant, Jerome R. Corsi and Hamilton Dorsey Alston HomeCom.***

10.31 Escrow Agreement dated as of January 23, 1998 by and among InsureRate, Inc., Hamilton Dorsey Alston HomeCom, the Registrant, Jerome R. Corsi and SunTrust Bank, Atlanta.***

10.32 Shareholders Agreement dated January 23, 1998 by and among Hamilton Dorsey Alston HomeCom, the Registrant and InsureRate, Inc.***

10.33 Web Development and Hosting Services Agreement dated January 23, 1998, by and among InsureRate, Inc. and Hamilton Dorsey Alston HomeCom.***

10.34 Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston HomeCom.***

10.35 Loan Agreement dated January 23, 1998 by and between InsureRate, Inc. and the Registrant.***

10.36       Form of Master Note issued by the Registrant to InsureRate, Inc.***

10.37 Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc.+

10.38 Letter Agreement, dated April 8, 1998 by and among HomeCom, Eurofactors International Inc., Blauchamp France, FTS Worldwide Corporation and COLBO.****

10.39 Letter Agreement, dated April 8, 1998 by and between First Granite Securities, Inc. and HomeCom.****

10.40 Letter Agreement, dated April 17, 1998 by and among Sovereign Partners, L.P., Dominion Capital Fund and HomeCom.****

10.41 Agreement and Plan of Reorganization by and among The Insurance Resource Center, Inc., Tim Strong, James Higham, Cameron M. Harris & HomeCom and HomeCom, dated as of April15, 1998.***

10.42 Employment Agreement by and between HomeCom and Tim Higham, dated as of April 16, 1998.***

10.44 Asset Purchase Agreement by and between HomeCom and Sage Networks Acquisition Corp. dated as of June 10, 1998.+

10.45 Escrow Agreement by and between HomeCom and Sage Networks Acquisition Corp. dated as of June 10, 1998.+

10.46 Transitional Services Agreement by and between HomeCom and Sage Networks Acquisition Corp. dated as of June 10, 1998.+

Exhibit                            Description
-------     --------------------------------------------------------------------

10.47 Co-Location Agreement by and between HomeCom and Sage Networks, Inc. dated as of June 10, 1998.+

10.48 Agreement and Plan of Merger by and among HomeCom Communications, Inc, FIMI Securities Acquisitions Corp., Inc., ATF Acquisition Corp., Inc. and Daniel A. Delity, James Wm. Ellsworth, and David B. Frank dated as of November 6, 1998, together with exhibits.++

10.50 Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C.++

10.51 Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C.++

10.52       Transfer Agent Instructions dated as of March 25, 1999.++

10.53       Transfer Agent Legal Opinion dated as of March 25, 1999.++

10.54 Placement Agency Agreement dated as of March 25, 1999 by and between HomeCom Communications, Inc. and J.P. Turner & Company, L.L.C.++

10.55 Stock Purchase Agreement by and among HomeCom Communications, Inc. and Richard L. Chu, Joseph G. Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

10.56 Employment Agreement Between Ganymede Corporation and Richard L. Chu, dated as of April 23, 1999.+++

10.57 Employment Agreement between Ganymede Corporation and John Winans, dated as of April 23, 1999.+++

10.58 Employment Agreement between Ganymede Corporation and Joseph G. Rickard, dated as of April 23, 1999.+++

10.59 Escrow Agreement by and among HomeCom Communications, Inc. and Richard L. Chu, Joseph G. Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

10.60 Pledge and Security Agreement by and between HomeCom Communications, Inc. and Richard L. Chu, Joseph G. Rickard, John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis, dated as of April 23, 1999.+++

10.61       Warrant Agreement, dated as of March 25, 1999, by and among CPR
            (USA), Inc. and HomeCom Communications, Inc.++++

10.62 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Fund, L.L.C. and HomeCom Communications, Inc.++++

10.63 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View, Funds, L.P. and HomeCom Communications, Inc.++++

10.64 Warrant Agreement, dated as of March 25, 1999, by and among J.P. Turner & Company, L.L.C and HomeCom Communications, Inc.++++

Exhibit                            Description
-------     --------------------------------------------------------------------

10.65 Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC (previously filed).

10.66 Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC (previously filed).

10.67 Transfer Agent Instructions dated as of September 28, 1999 (previously filed).

10.68 Transfer Agent Legal Opinion dated as of July 23, 1999 (previously filed).

10.69 Placement Agency Agreement dated as of July 23, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners (previously filed).

10.70 Warrant Agreement, dated as of July 23, 1999, by and between HomeCom Communications, Inc. and MacNab LLC (previously filed).

10.71 Securities Purchase Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.72 Registration Rights Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.73       Transfer Agent Instructions dated as of September 28,
            1999 (previously filed).

10.74 Transfer Agent Legal Opinion dated as of September 28, 1999 (previously filed).

10.75 Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners (previously filed).

10.76 Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.77 Asset Purchase Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.78 Bill of Sale and Assignment, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.79 Non-solicitation and Non-compete Agreement, Dated October1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.80 Registration Rights Agreement, October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.81       Form of Opinion of Purchaser's Counsel.+++++

10.82       Form of Opinion of Seller's Counsel.+++++

10.83 Referral and Service Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.84 Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

Exhibit                            Description
-------     --------------------------------------------------------------------

10.85       Resignation Letter of Krishan Puri, dated November 1, 1999.++++++

10.86 Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000

10.87 Amendment to Employment Agreement between the Registrant and George Bokuchava dated January 10, 2001

21.1        List of Subsidiaries.***

23.1        Consent of Feldman Sherb, & Co., P.C.

--------------------------------------------------------------------------------

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

+ Incorporated herein by reference to exhibit of the same number in Form S-1 Registration Statement of the Registrant(Registration No. 333-45383).

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