Form 10-K/A
period 2000-12-31
HOMECOM COMMUNICATIONS INC
filed 2001-04-30
CIK 1021226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

                                (Amendment No. 1)
          (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / NO /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on April 23, 2001 as reported on the OTC Bulletin Board, was approximately $70,830. The shares of Common Stock held by each officer and director and by each person known to us who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 23, 2001, Registrant had outstanding 9,359,157 shares of Common Stock.

                                EXPLANATORY NOTE

This Amendment to the Company's Annual Report on Form 10-K, as filed by the Company on April 12, 2001, is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-K in compliance with Instruction G(3) to Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Executive Officers and Significant Employees

     The names and ages of the directors and executive officers of the Company as of April 23, 2001 and certain information about them are set forth below.

     Name                      Age       Position
     ----                      ---       --------
     Gia Bokuchava, Ph.D       37        Chief Technical Officer and Director
     Timothy R. Robinson       37        Executive Vice President, Chief
                                         Financial Officer and Director
     Nino Doijashvili, Ph.D.   39        Director of Technical Services
                                         and Director

     William Walker resigned from his position as a member of the Board of Directors in September 2000. In November of 2000, Claude A. Thomas and Daniel A. Delity resigned from their positions as members of the Board (Dr. Doijashvili was named to the Board in April 2001 to fill Mr. Thomas' position until such position expires). In December of 2000, James Wm. Ellsworth resigned as a member of the Board. Roger Nebel resigned from his position as a member of the Board in February 2001 (Mr. Robinson was named to the Board in March 2001 to fill Mr. Nebels' position until Mr. Nebels' term expires). Harvey Sax resigned from the Board effective March 29, 2001. The Board has not yet filled all of the vacant positions on the Board.

     The Board is divided into three classes. The Class III directors (formerly Messrs. Sax and Mr. Ellsworth) were to serve until the 2000 Annual Meeting of Stockholders. The Class I directors (Dr. Doijashvili; formerly Mr. Thomas, Mr. Walker and Mr. Delity) will serve until the 2001 Annual Meeting of Stockholders. The Class II directors (Dr. Bokuchava and Mr. Robinson; formerly Mr. Nebel) will serve until the 2002 Annual Meeting of Stockholders. Upon election, each class serves a three-year term.

Background of our Directors and Executive Officers

     Gia Bokuchava, Ph.D., has served as our Chief Technical Officer since August 1995. Dr. Bokuchava served as a visiting professor at Emory University from September 1994 until August 1995 and was employed by the National Library of Medicine, assisting in the development of Internet based applications, from January 1995 until August 1995. From July 1990 until September 1994, Dr. Bokuchava was the Director of The Computer Center at the Institute of Mechanical Engineering at Georgia Technical University, Tblisi, Georgia (formerly a part of the Soviet Union). Dr. Bokuchava has taught computer science as a visiting associate professor at the Universities of Moscow and China. Dr. Bokuchava received a doctorate in Theoretical Physics from Georgia Technical University, Tblisi, in 1990. Dr. Bokuchava has been a member of the Board of Directors since September 1996.

     Timothy R. Robinson has served as our Executive Vice President, Chief Financial Officer since August 2000. Prior to joining the Company, Mr. Robinson served as Vice President and Chief Financial Officer of Tanner's Restaurant Group, Inc. from December of 1996 until January of 2000. Mr. Robinson, a Certified Public Accountant, served as a senior manager with the firm that is now known as PricewaterhouseCoopers, LLP from June 1986 to December 1996. Mr. Robinson graduated from Georgia State University with a Bachelor of Business Administration, Accounting. Mr. Robinson has been a member of the Board since March 2001.

     Nino Doijashvili, Ph.D., has served as our Director of Technical Services since December of 1997. Prior to that Dr. Doijashvili served as one of our Senior Software Engineers from September 1995 until December 1997. Dr. Doijashvili served as a visiting professor at Emory University from February 1995 until September 1995. From September 1989 until February 1995, Dr. Doijashvili was an Associate Professor at the Georgia Technical University, Tbilisi, Georgia (formerly a part of the Soviet Union) teaching CAD/CAM systems and computer science. Dr Doijashvili received a doctorate in Computer Science from Moscow Technical University, Russia in February 1989. Dr. Doijashvili has been a member of the Board since April 2001.

Compensation of Directors

     Directors who are not employees of the Company will be paid $1,000 per board meeting attended, are eligible to receive automatic grants of stock options under the Company's Non-Employee Directors Stock Option Plan and may receive additional grants of options under such plan at the discretion of the Compensation Committee of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors and persons who own more than ten percent of the Company's stock, to file reports of ownership and changes of ownership with the Securities Exchange Commission (SEC). Officers, directors and greater than ten percent owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, to the best of its knowledge, each of its officers, directors, and greater than ten-percent owners complied with all section 16(a) filing requirements applicable to them during the year ended December 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the total compensation paid or accrued by the Company in 2000 to its Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus exceeded $100,000 (each, a "Named Executive Officer"):


                                SUMMARY COMPENSATION TABLE

                                                  Annual                     Long-Term
                                               Compensation             Compensation Awards
                                            ------------------       -------------------------
                                                                      Number of
                                                                     Securities
Name and Principal                                  Other Annual     Underlying    All Other
Position                   Year   Salary    Bonus   Compensation(1)    Options    Compensation
--------                   ----   ------    -----   ---------------    -------    ------------
Harvey W. Sax              2000  $146,297       0             0              0          0
    Former President,      1999   147,420       0             0          50,000         0
    Former Chief           1998   147,192       0             0              0          0
    Executive Officer
    and Former Director

Gia Bokuchava, Ph.D        2000  $102,022       0       $66,518              0          0
    Chief Technical        1999   100,019       0        75,566              0          0
    Officer and Director   1998    99,085       0        75,566              0          0

James Wm. Ellsworth        2000  $111,651       0       $26,860              0          0
    Former Chief           1999   103,551       0             0              0          0
    Financial Officer      1998       N/A     N/A           N/A            N/A        N/A

Dan Delity                 2000  $118,805       0       $75,838              0          0
    Former President of    1999    78,301       0             0              0          0
    InsureRate, Former     1998       N/A     N/A           N/A            N/A        N/A
    Director

David Frank                2000  $115,659       0       $22,973              0          0
    Former Director of     1999   103,486       0             0              0          0
    InsureRate             1998       N/A     N/A           N/A            N/A        N/A

---------------------

     (1) Pursuant to the employment agreement between the Company and Dr.
Bokuchava, Dr. Bokuchava is eligible to receive cash bonuses to repay certain promissory notes issued by him to the Company in connection with his purchase of shares of Common Stock from the Company in August 1996. Messrs. Ellsworth,
Delity, and Frank deferred portions of their salary from 1999 and early 2000 which were repaid in lump sum in the fall of 2000. Each of the Company's executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.



     No options were granted to or exercised by named executive officers in 2000. The following table sets forth the value of options held by the executive officers at December 31, 2000:

         Option Exercises in Last Fiscal Year and Year-End Option Values

                                                      Number of Securities
                                                     Underlying Unexercised        Value of Unexercised
                          Shares                           Options at             In-The-Money Options at
                         Acquired       Value           December 31, 2000            December 31, 2000
Executive Officer       on Exercise   Realized     Unexercisable   Exercisable   Unexercisable   Exercisable
-----------------       -----------   --------     -------------   -----------   -------------   -----------

Harvey W. Sax                  0            0          40,000         20,000           $0            $0

Gia Bokuchava, Ph.D            0            0           6,250         18,750           $0            $0

James Wm. Ellsworth (1)        0            0               0              0           $0            $0

Dan Delity (1)                 0            0         100,000              0           $0            $0

David Frank (1)                0            0         100,000              0           $0            $0
----------------

     (1) The options held by Messrs. Ellsworth, Delity and Frank were cancelled upon termination of the employment of Messrs. Ellsworth, Delity and Frank in connection with the sale of the Company's InsureRate division to Digital Insurance, Inc. on January 31, 2001.

Employment Contracts

     We have entered into an employment agreement with Timothy R. Robinson, our Executive Vice President, Chief Financial Officer and Director. This employment agreement is subject to early termination as provided therein, including termination by the Company "for cause," as defined in the employment agreement. The employment agreement provides for an annual base salary of not less than $135,000 and for annual bonus compensation up to 30% of base salary. The employment agreement further provides for a severance payment if termination occurs for any reason other than for cause, with the minimum amount of such severance payment to be equal to six months' salary. Further, the employment agreement provides that any relocation or diminution of title, role or compensation, as defined in the employment agreement, shall also result in the payment of a severance amount of not less than six months' salary.

     We have entered into an employment agreement with Gia Bokuchava, our Chief Technical Officer. This employment agreement is subject to early termination as provided therein, including termination by the Company "for cause," as defined in the employment agreement. The employment agreement provides for an annual base salary of not less than $105,000. The employment agreement further provides for a severance payment if termination occurs for any reason other than for cause, with the minimum amount of such severance payment to be equal to nine months' salary. Further, the employment agreement provides that any relocation or diminution of title, role or compensation, as defined in the employment agreement, shall also result in the payment of a severance amount of not less than nine months' salary.

     Principal employees of the Company, including executive officers, are required to sign an agreement with the Company (i) restricting the ability of the employee to compete with the Company during his or her employment and for a period of eighteen months thereafter, (ii) restricting solicitation of customers and employees following employment with the Company, and (iii) providing for ownership and assignment of intellectual property rights to the Company.

Compensation Committee Interlocks and Insider Participation

     Historically, the Board of Directors had four standing committees: a Compensation Committee, an Audit Committee, a Strategic Planning Committee and an Executive Committee. The Compensation Committee provided recommendations to the Board of Directors concerning salaries and incentive compensation for officers and employees of the Company. The Audit Committee recommended our independent auditors and reviewed the results and scope of audit and other accounting-related services provided by such auditors. The Strategic Planning Committee was authorized to work with our investment bankers to identify and evaluate strategic alternatives for us. The Executive Committee had day-to-day executive decision-making authority on behalf of the Company, subject to the overall review and approval of the Board of Directors. A majority vote of the Executive Committee is required to act on any such matters. The Executive Committee may be disbanded or reconstituted at any time by a majority vote of the Board of Directors. All major corporate decisions continue to be subject to the review and approval of the Board of Directors. With the resignation of all but one of the directors and the recent appointments of Mr. Robinson and Dr. Doijashvili to the Board, these committees have been disbanded. There were no changes to the Company's executive compensation policies in 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables provide information as of March 31, 2001, concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director for the Company, (3) each Named Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors, and executive officers of the Company and, unless otherwise indicated, each of the stockholders has indicated that they have sole voting and investment power with respect to the shares beneficially owned. This table excludes holders of our convertible securities who have agreed to limit the number of shares of common stock that any such shareholders hold at any one time to not more than 4.99% of the outstanding shares of our common stock.


                                                  Amount and Nature of
Title of Class   Name of Beneficial Owner (2)     Beneficial Ownership (3)    Percent of Class
--------------   ----------------------------     ------------------------    ----------------
Common           Harvey W. Sax (4)                                 864,744          9.3%
Common           George Bokuchava, Ph.D. (5)                        58,309           (1)
Common           Nino Doijashvili (7)                                4,944           (1)
Common           Timothy Robinson (6)                                    0            0
Common           All executive Officers and                                          (1)
                 Directors as a group (Messrs.
                 Bokuchava, Doijashvili and Robinson)
                                                                    63,253           (1)
-----------------------

(1) Less than 1%.

(2) Except as otherwise noted, the street address of each named beneficial owner is Building 12, Suite 110, 3495 Piedmont Road, Atlanta, Georgia 30305.

(3) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of following the date of this Report are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4) Includes 50,000 shares of Common Stock issuable upon the exercise of an option outstanding as of April 23, 2001 at an exercise price of $5.78 per share. Includes 10,000 shares of Common Stock issuable upon the exercise of options outstanding as of April 23, 2001 at an exercise price of $4.46 per share. Excludes 5,000 common shares owned by a family member, to which Mr. Sax disclaims beneficial ownership.

(5) Includes 18,750 shares of Common Stock issuable upon the exercise of options outstanding as of April 23, 2001 at a weighted average exercise price of $4.71 per share. Excludes 6,250 shares of Common Stock issuable upon the exercise of options outstanding as of April 23, 2001 at a weighted average exercise price of $4.33 which are not currently exercisable and which become exercisable more than 60 days following the date of this Report.

(6) Excludes 150,000 shares of Common Stock issuable upon the exercise of a warrant outstanding held by Timothy Robinson as of April 23, 2001 at an exercise price of $.75 which are not currently exercisable and which become exercisable more than 60 days following the date of this Report.

(7) Excludes 46,434 shares of Common Stock issuable upon the exercise of options outstanding as of April 23, 2001 at a weighted average exercise price of $0.59 which are not currently exercisable and which become exercisable more than 60 days following the date of this Report.

     Currently, there are 17.813 shares of our Series B preferred stock, 92.107 shares of our Series C preferred stock, 1.291 shares of our Series D preferred stock and 106.35 shares of our Series E preferred stock outstanding. All of these shares of preferred stock are convertible into shares of our common stock at any time. If all of these shares were converted into shares of common stock, we would have an insufficient number of shares of common stock authorized by our Certificate of Incorporation to support such conversions.

Changes in Control

     There are 217.561 shares of our Preferred Stock outstanding. All outstanding shares of our Preferred Stock are convertible into shares of our Common Stock at the option of the holders, although the holders may not convert their shares of Preferred Stock into shares of Common Stock if such conversion would result in any such holder owning more than 4.9% of the then-outstanding common shares. Nevertheless, the current holders of Preferred Stock could convert a number of shares of preferred stock into shares of common stock and transfer such shares in a manner that results in a change of control.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     On March 29, 2001, the Company entered into a separation and release agreement with Harvey W. Sax pursuant to which Mr. Sax resigned as President, Chief Executive Officer and Director of the Company. Pursuant to this agreement, the Company paid Mr. Sax a severance payment of $150,000, representing the amount to which he would have been entitled had he been terminated, and the Company and Mr. Sax released one another from various potential claims and liabilities. Additionally, all warrants and options held by Mr. Sax became fully vested as of the date of his resignation.

Indebtedness of Management

     On January 31, 2001 HomeCom sold substantially all the assets used in the operation of its InsureRate division Digital Insurance, Inc. As a part of this transaction, the Company forgave loans that it had made to Dan Delity ($165,316), Jim Ellsworth ($102,342), and David Frank ($102,342), and Messrs. Delity, Ellsworth and Frank surrendered their options and the shares of common stock that collateralized the notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HOMECOM COMMUNICATIONS, INC.

                                        BY: /s/ TIMOTHY R. ROBINSON
                                        ---------------------------
                                            Timothy R. Robinson
                               Executive Vice President, Chief Financial Officer
                                               April 30, 2001

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                         Title                         Date
       ---------                         -----                         ----

/s/ TIMOTHY R. ROBINSON      Executive Vice President, Chief      April 30, 2001
-----------------------      Financial Officer, Director
Timothy R. Robinson

/s/ GIA BOKUCHAVA            Chief Technical Officer; Director    April 30, 2001
-----------------
Gia Bokuchava

/s/ NINO DOIJASHVILI         Director of Technical Services,      April 30, 2001
--------------------         Director
Nino Doijashvili