Form 10-Q
period 2001-03-31
HOMECOM COMMUNICATIONS INC
filed 2001-05-21
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

/ / TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission File Number 0-29204

                           HOMECOM COMMUNICATIONS, INC
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     58-2153309
           --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               3495 Piedmont Road
                             Building 12, Suite 110
                             Atlanta, Georgia 30305
                             ----------------------
                    (Address of principal executive offices)

                                 (404)-237-4646
                                 --------------
                           (Issuer's Telephone Number)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     The Company did not timely file a Current Report 8-K to report the sale of certain assets on January 31, 2001.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2001, there were 9,359,156 outstanding shares of the registrant's Common Stock, par value $0.0001 per share.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                       HOMECOM COMMUNICATIONS, INC.

                  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

                                                                                 March 31, 2001   December 31,
                                                                                  (unaudited)         2000
                                                                                  ------------    ------------
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    620,324    $    520,716
   Accounts receivable, net                                                            166,918         443,352
                                                                                  ------------    ------------
     Total current assets                                                              787,242         964,068
Furniture, fixtures and equipment held for sale                                         66,076         476,088
Deposits                                                                                37,739          37,739
Intangible assets, net                                                                                 557,173
Investment                                                                             493,905         493,905
                                                                                  ------------    ------------
     Total assets                                                                 $  1,384,962    $  2,528,973
                                                                                  ============    ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $  1,076,290    $  1,264,416
   Accrued payroll liabilities                                                          37,696         375,535
   Current portion of obligations under capital leases                                  24,471         147,523
                                                                                  ------------    ------------
     Total current liabilities                                                       1,138,457       1,787,474
Other liabilities                                                                      151,914         152,782
Obligations Under capital Leases                                                        12,935         357,757
                                                                                  ------------    ------------
     Total liabilities                                                               1,303,306       2,298,013
                                                                                  ------------    ------------
   Redeemable Preferred stock, Series B, $.01 par value, 125 shares authorized,
     125 shares issued at March 31, 2001 and December 31, 2000 and 17.8 shares outstanding at March 31, 2001 and December 31, 2000, convertible,
     participating; $392,021 liquidation value as of March 31, 2001                    251,750         251,750
                                                                                  ------------    ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares
     authorized, 9,359,156 shares issued and outstanding at
     March 31, 2001 and December 31, 2000                                                  936             936
   Preferred stock, Series C, $.01 par value, 175 shares
     issued and authorized, 92.1 shares outstanding at March 31, 2001 and
     December 31, 2000, convertible, participating; $2,027,162 liquidation
     value at March 31, 2001                                                                 1               1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized, 1.3 shares outstanding at March 31, 2001
     and December 31, 2000, convertible, participating;
     $28,150 liquidation value at March 31, 2001                                             1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares
     issued and authorized, 106.4 shares outstanding at March 31, 2001 and
     December 31, 2000, convertible, participating; $2,290,167 liquidation
     value at March 31, 2001                                                                 1               1
   Additional paid-in capital                                                       25,044,740      25,226,101
   Accumulated deficit                                                             (25,215,773)    (25,247,830)
                                                                                  ------------    ------------
     Total stockholder's deficit                                                      (170,094)        (20,790)
                                                                                  ------------    ------------
     Total liabilities and stockholder's deficit                                  $  1,384,962    $  2,528,973
                                                                                  ============    ============


                The accompanying notes are an integral part of these financial statements.



                          HOMECOM COMMUNICATIONS, INC.

        Consolidated Statements of Operations for the three months ended
                            March 31, 2001 and 2000

                                                          Three Months Ended
                                                              March 31,
                                                             (unaudited)
                                                      --------------------------
                                                         2001            2000
                                                      -----------    -----------
Revenues                                              $   329,812    $ 1,166,471
Cost of Revenues                                          324,973        410,908
                                                      -----------    -----------
GROSS PROFIT                                                4,839        755,563
                                                      -----------    -----------

OPERATING EXPENSES:
   Sales and marketing                                                   549,421
   Product development                                                     3,793
   General and administrative                             243,376        985,116
   Depreciation and amortization                                         495,757
                                                      -----------    -----------
     Total operating expenses                             243,376      2,034,087
                                                      -----------    -----------
OPERATING LOSS                                           (238,537)    (1,278,524)
OTHER EXPENSES (INCOME)
   Interest expense                                                        4,065
   Other income, net                                       (7,654)       (31,421)
                                                      -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      (230,883)    (1,251,168)

INCOME TAX PROVISION (BENEFIT)                               --             --
                                                      -----------    -----------
LOSS FROM CONTINUING OPERATIONS                          (230,883)    (1,251,168)
LOSS FROM DISCONTINUED OPERATIONS                                       (240,000)
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT         262,940
                                                      -----------    -----------
NET INCOME (LOSS)                                          32,057     (1,491,168)

DEEMED PREFERRED STOCK DIVIDEND                           (36,603)      (311,422)
                                                      -----------    -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $    (4,546)   $(1,802,590)
                                                      ===========    ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                 $     (0.03)   $     (0.21)
DISCONTINUED OPERATIONS                                      0.03          (0.03)
                                                      -----------    -----------
                                                      $     (0.00)   $     (0.24)
                                                      ===========    ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING                   9,359,156      7,498,251
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                                    HOMECOM COMMUNICATIONS, INC.

       Consolidate Statements of Cash Flows for the three months ended March 31, 2001 and 2000

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                    (unaudited)
                                                                             --------------------------
                                                                                 2001          2000
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $    32,057    $(1,491,168)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                              495,757
     Provision for bad debts                                                      30,577            386
     Deferred rent expense                                                          (868)        (4,337)
   Change in operating assets and liabilities:
     Accounts receivable                                                          18,554       (350,467)
     Prepaid expenses                                                                            (1,030)
     Accounts payable and accrued expenses                                      (363,658)      (122,357)
     Accrued payroll liabilities                                                (323,696)        62,399
     Unearned revenue                                                                          (201,086)
     Other                                                                                       46,329
                                                                             -----------    -----------
       Net cash used in operating activities                                    (607,034)    (1,565,574)
                                                                             -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                                               (19,786)
   Loans to related parties                                                                       9,250
   Proceeds from sale of divisions                                               733,000
                                                                             -----------    -----------
       Net cash provided by (used in) investing activities                       733,000        (10,536)
                                                                             -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                        (26,358)       (38,843)
   Proceeds from issuance of common shares and exercise of warrants                                  81
   Proceeds from a receivable of a related party                                                200,000
                                                                             -----------    -----------
       Net cash provided  (used in) financing activities                         (26,358)       161,238
                                                                             ===========    ===========

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             99,608     (1,414,872)
 CASH AND CASH EQUIVALENTS at beginning of period                                520,716      1,497,678
                                                                             -----------    -----------
 CASH AND CASH EQUIVALENTS at end of period                                  $   620,324    $    82,806
                                                                             ===========    ===========


                 The accompanying notes are an integral part of these financial statements.

                                                    3

                          HOMECOM COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

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

2. GOING CONCERN MATTERS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2001 of approximately $25.2 million. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future. These factors raise doubt about the Company's ability to continue as a going concern.

     On March 23, 2001 the Company announced that it is seeking to wind down its operations. Our business is dependent on continued financing from investors to sustain our activities, and we have been unable to obtain the additional financing that we need to remain in operation. We currently have insufficient assets to satisfy completely our obligations to our creditors and the liquidation preferences of our preferred stock. We continue to evaluate our alternatives, including the possible sale of other assets, but we cannot offer any assurances that we will be able to identify or complete any transactions that will enable us to remain in operation.

3. SEGMENT INFORMATION

     Historically, the Company was organized into five separate business units. The Company has determined that its reportable segments were those that were based on the Company's method of internal reporting, which disaggregated its business by product and service category into business units. The Company's reportable segments were custom Web development (FAST), Internet outsourcing services (HostAmerica), Internet security services (HISS), software products, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the company sold all of the assets of its HISS unit to Infrastructure Defense, Inc. On January 31, 2001 the Company sold all of the assets of its InsureRate/FIMI unit to Digital Insurance, Inc. and on March 15, 2001 the Company sold the remaining assets of its Software Products group to Netzee, Inc. The Company currently operates in a single business segment, including hosting services and web development. Historical segment information is not provided since each of the former business segments is presented as discontinued operations.

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended March 31, 2001 and 2000, as it is antidilutive.

5. TAXES

     There was no provision for cash payment of income taxes for the three months ended March 31, 2001 and 2000, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2001.

6. DISPOSITION OF BUSINESS UNITS

     On January 31, 2001, the Company sold substantially all the assets of its InsureRate / First Institutional Marketing, Inc. ("FIMI") division to Digital Insurance for $458,000 in cash. Additionally, notes receivable of $370,000 issued by certain shareholders of FIMI were forgiven in exchange for the surrender of the common stock that collateralized the notes. Additionally 300,000 warrants to acquire 300,000 shares of Homecom common stock at an exercise price of $3.74 were forfeited. The purchase price was established through arms' length negotiations between the Company and Digital Insurance.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a loss of approximately $3 million on the sale of the FIMI assets in the fourth quarter of year 2000.

     On March 15, 2001, the Company sold substantially all the assets of its Software Products division to Netzee, Inc. ("Netzee") for $275,000 in cash. The purchase price was established through arms' length negotiations between the Company and Netzee.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a gain of $262,940 on the sale of this division.

7. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

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

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquirer. During the first quarter of 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees.

     On March 29, 2001, Harvey Sax resigned from his position as our President, Chief Executive Officer and member of our Board of Directors. In connection with Mr. Sax's resignation, we entered into a separation and release agreement with Mr. Sax pursuant to which we paid Mr. Sax severance of $150,000 and pursuant to which we and Mr. Sax released one another from various potential claims and liabilities.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     NET SALES. Net sales decreased 71.7% from $1,166,471 in the first quarter of 2000 to $329,812 in the first quarter of 2001. This decrease of $836,659 is primarily attributable to the absence of any web development work. Revenues now consist exclusively of hosting and site maintenance work.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $410,908, or 35.2% of revenues in the first quarter of 2000, to $324,973, or 98.5% of revenues in the first quarter of 2001. The increase in the percentage of cost of sales is due to the lack of web development work and the fact that, at the new reduced manpower levels, production now accounts for a much higher portion of the cost ratios used to calculate pro-rata distributions.

     GROSS PROFIT. Gross profit decreased by $750,724 from $755,563 in the first quarter of 2000 to $4,839 in the first quarter of 2001. Gross profit margins declined from 64.8% during the first quarter of 2000 to 1.5% during the first quarter of 2001. This erosion in gross profit is primarily related to a less profitable product mix and the dramatic decline in revenue.

     SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. The cost of sales decreased from $549,421, or 47.1% of revenues in the first quarter of 2000 to $0 in the first quarter of 2001. The Company has discontinued all sales and marketing efforts at this time.

     PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development decreased from $3,793 in the first quarter of 2000 to $0 in the first quarter of 2001. The Company has discontinued all product development efforts at this time.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $985,116 in the first quarter of 2000 to $243,376 in the first quarter of 2001 due to the reductions in overhead begun in the fourth quarter of 2000 and continued in the first quarter of 2001. As a percentage of net sales, these expenses decreased from 84.5% in the first quarter of 2000 to 73.8% in the first quarter of 2001, due to continued cuts in overhead.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization was $495,757, or 42.5% of revenues in the first quarter of 2000. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 the company has suspended depreciation of its remaining assets in anticipation of a sale.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2000, we had an accumulated deficit of $25,215,773 and a working capital deficit of $351,215. On March 23, 2001, we announced our intentions to wind down operations. While we continue to evaluate our alternatives, we have been unable to obtain additional financing and do not have sufficient assets to completely satisfy our obligations to our creditors and the liquidation preferences of our preferred shareholders.

     We believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. We may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible additional sale of assets. Also, we believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, although we can give no assurance that we will ever be able to realize any value from our situation. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. The financial statements included herein have been prepared assuming the Company is a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1 Asset Purchase Agreement dated January 31, 2001 for the Acquisition of Certain Assets of Homecom Communications, Inc., InsureRate, Inc., and FIMI Securities, Inc. by Digital Insurance, Inc. (Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K, as filed with the Commission on April 12, 2001, and incorporated herein by reference.)

     2.2 Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K, as filed with the Commission on April 12, 2001, and incorporated herein by reference.)

     10.1 Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications, Inc. and Harvey Sax.

(b)  Reports on Form 8-K

     During the first quarter of 2001, we filed the following reports on Form
8-K:

     (i) On March 1, 2001, we filed a current report on Form 8-K to report the resignation of Roger Nebel from the Board of Directors on February 26, 2001.

     (ii) On February 14, 2001, we filed a current report on Form 8-K to report a change in our Certifying Accountant on February 8, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HOMECOM COMMUNICATIONS, INC.



                                        BY: /s/ TIMOTHY R. ROBINSON
                                        ---------------------------
                                            Timothy R. Robinson
                               Executive Vice President, Chief Financial Officer
                                                May 15, 2001

EXHIBIT INDEX

     2.1 Asset Purchase Agreement dated January 31, 2001 for the Acquisition of Certain Assets of Homecom Communications, Inc., InsureRate, Inc., and FIMI Securities, Inc. by Digital Insurance, Inc. (Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K, as filed with the Commission on April 12, 2001, and incorporated herein by reference.)

     2.2 Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K, as filed with the Commission on April 12, 2001, and incorporated herein by reference.)

     10.1 Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications, Inc. and Harvey Sax.

(c)