Form 10-Q
period 2001-06-30
HOMECOM COMMUNICATIONS INC
filed 2001-08-08
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)
                               3495 Piedmont Road
                             Building 12, Suite 110
                             Atlanta, Georgia 30305
                            ------------------------
                    (Address of principal executive offices)

                                 (404)-237-4646
                                 --------------
                           (Issuer's Telephone Number)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The Company did not timely file a Current Report 8-K to report the sale of certain assets on January 31, 2001.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, there were 9,359,156 outstanding shares of the registrant's Common Stock, par value $0.0001 per share.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                          HOMECOM COMMUNICATIONS, INC.

                      Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000


                                                                                   June 30, 2001  December 31, 2000
                                                                                    (unaudited)
                                                                                    ------------  -----------------
                                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    455,412    $    520,716
   Accounts receivable, net                                                              168,422         443,352
                                                                                    ------------    ------------
     Total current assets                                                                623,834         964,068
Furniture, fixtures and equipment held for sale                                           81,755         476,088
Deposits                                                                                  34,120          37,739
Intangible assets, net                                                                                   557,173
Investment                                                                                               493,905
                                                                                    ------------    ------------
     Total assets                                                                   $    739,709    $  2,528,973
                                                                                    ============    ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  1,144,474    $  1,264,416
   Accrued payroll liabilities                                                            21,460         375,535
   Current portion of obligations under capital leases                                    13,934         147,523
                                                                                    ------------    ------------
     Total current liabilities                                                         1,179,868       1,787,474
Other liabilities                                                                          7,214         152,782
Obligations Under capital Leases                                                           9,236         357,757
                                                                                    ------------    ------------
     Total liabilities                                                                 1,196,318       2,298,013
                                                                                    ------------    ------------
   Redeemable Preferred stock, Series B, $.01 par value, 125 shares authorized,
     125 shares issued at June 30, 2001 and December 31, 2000 and 17.8 shares outstanding at June 30, 2001 and December 31, 2000, convertible,
     participating; $394,266 liquidation value as of June 30, 2001                       251,750         251,750
                                                                                    ------------    ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized, 9,359,156
     shares issued and outstanding at June 30, 2001 and December 31, 2000                    936             936
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized,
     92.1 shares outstanding at June 30, 2001 and December 31, 2000,
     convertible, participating; $2,055,021 liquidation value at June 30, 2001                 1               1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized,
     1.3 shares outstanding at June 30, 2001 and December 31, 2000,
     convertible, participating; $28,541 liquidation value at June 30, 2001                    1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and authorized,
     106.4 shares outstanding at June 30, 2001 and December 31, 2000,
     convertible, participating; $2,333,057 liquidation value at June 30, 2001                 1               1
   Additional paid-in capital                                                         24,884,655      25,226,101
   Accumulated deficit                                                               (25,593,953)    (25,247,830)
                                                                                    ------------    ------------
     Total stockholder's deficit                                                        (708,359)        (20,790)
                                                                                    ------------    ------------
     Total liabilities and stockholder's deficit                                    $    739,709    $  2,528,973
                                                                                    ============    ============


                   The accompanying notes are an integral part of these financial statements.



                                         HOMECOM COMMUNICATIONS, INC.


              Consolidated Statements of Operations for the six months ended June, 2001 and 2000


                                                          Three Months Ended             Six Months Ended
                                                                June 30,                     June 30,
                                                      --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                      -----------    -----------    -----------    -----------
Revenues                                              $   290,985      1,488,486    $   620,797      2,654,957
Cost of Revenues                                          228,674        807,398        553,647      1,218,306
                                                      -----------    -----------    -----------    -----------
GROSS PROFIT                                               62,311        681,088         67,150      1,436,651
                                                      -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Sales and marketing                                         90        493,251             90      1,042,672
   Product development                                       --           48,457           --           52,250
   General and administrative                             211,059        670,974        454,435      1,656,090
   Depreciation and amortization                             --        1,180,472           --        1,676,229
   Asset Impairment Charge                                493,905           --          493,905           --
                                                      -----------    -----------    -----------    -----------
     Total operating expenses                             705,054      2,393,153        948,430      4,427,240
                                                      -----------    -----------    -----------    -----------
OPERATING LOSS                                           (642,743)    (1,712,065)      (881,280)    (2,990,589)
OTHER EXPENSES (INCOME)
   Interest expense                                          --          (34,529)          --          (30,464)
   Other income, net                                     (132,959)       (14,537)      (140,614)       (45,958)
                                                      -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      (509,784)    (1,662,999)      (740,666)    (2,914,167)

INCOME TAX PROVISION (BENEFIT)                                  0              0              0              0
                                                      -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                          (509,784)    (1,662,999)      (740,666)    (2,914,167)
LOSS FROM DISCONTINUED OPERATIONS                            --         (641,000)          --         (881,000)
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT         131,603           --          394,543           --
                                                      -----------    -----------    -----------    -----------
NET LOSS                                                 (378,181)    (2,303,999)      (346,123)    (3,795,167)

DEEMED PREFERRED STOCK DIVIDEND                           (36,603)      (871,318)       (73,206)    (1,182,740)
                                                      -----------    -----------    -----------    -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $  (414,784)   $(3,175,318)   $  (419,329)   $(4,977,907)
                                                      ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                 $     (0.05)   $     (0.30)   $     (0.08)   $     (0.52)
DISCONTINUED OPERATIONS                                      0.01          (0.08)          0.04          (0.11)
                                                      -----------    -----------    -----------    -----------
LOSS PER SHARE - BASIC AND DILUTED                    $     (0.04)   $     (0.38)   $     (0.04)   $     (0.63)
                                                      ===========    ===========    ===========    ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING                   9,359,156      8,353,619      9,359,156      7,891,021
                                                      ===========    ===========    ===========    ===========


                  The accompanying notes are an integral part of these financial statements.



                                      HOMECOM COMMUNICATIONS, INC.

         Consolidate Statements of Cash Flows for the three months ended March 31, 2001 and 2000


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                    (unaudited)
                                                                             --------------------------
                                                                                 2001          2000
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $  (346,123)   $(3,795,167)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                  --        1,814,449
     Write down of investment                                                    493,905
     Provision for bad debts                                                      39,250           (386)
     Deferred rent expense                                                         4,432        (13,858)
   Change in operating assets and liabilities:
     Accounts receivable                                                           8,377       (226,480)
     Prepaid expenses
     Accounts payable and accrued expenses                                      (733,543)      (106,653)
     Accrued payroll liabilities                                                (339,932)      (218,595)
     Unearned revenue                                                               --         (296,319)
     Other                                                                          --           61,480
                                                                             -----------    -----------
       Net cash used in operating activities                                    (873,634)    (2,424,339)
                                                                             -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                                (15,679)       (93,265)
   Proceeds from sale of divisions                                               864,603           --
                                                                             -----------    -----------
       Net cash provided by (used in) investing activities                       848,924        (93,265)
                                                                             -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                        (40,594)       (63,202)
   Proceeds from issuance of common shares and exercise of warrants                 --           14,731
   Proceeds from issuance of preferred shares and exercise of warrants              --        1,898,750
   Proceeds from a receivable of a related party                                    --          200,000
                                                                             -----------    -----------
       Net cash provided (used in) financing activities                          (40,594)     2,050,179
                                                                             ===========    ===========

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (65,304)      (467,425)
 CASH AND CASH EQUIVALENTS at beginning of period                                520,716      1,497,678
                                                                             -----------    -----------
 CASH AND CASH EQUIVALENTS at end of period                                  $   455,412    $ 1,030,253
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

2. GOING CONCERN MATTERS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of June 30, 2001 of approximately $25.5 million. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future. These factors raise doubt about the Company's ability to continue as a going concern.

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

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the six months ended June 30, 2001 and 2000, as it is antidilutive.

5. TAXES

     There was no provision for cash payment of income taxes for the six months ended June 30, 2001 and 2000, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2001.

6. DISPOSITION OF BUSINESS UNITS AND ASSET IMPAIRMENT

     On March 15, 2001, the Company sold substantially all the assets of its Software Products division to Netzee, Inc. ("Netzee") for $275,000 in cash. The purchase price was established through arms' length negotiations between the Company and Netzee. On April 18, 2001, the Company received an additional $131,603 in contingent consideration which represented the value of certain contracts that were assigned to Netzee.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a gain of $262,940 on the sale of this division in the first quarter of 2001 and an additional gain of $131,603 in the second quarter.

     The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment of business strategy, competitive information and market trends. During the second quarter of year 2001, the Company recognized an impairment loss of $493,905 with no associated tax benefit, related to its investment in iDefense. The Company identified conditions including continued losses at iDefense, and iDefense's failure to be able to locate other sources of operating capital. The Company believes that these items are indicators of asset impairment and raise doubt about iDefense's ability to continue as a going concern. Accordingly, the Company concluded that the investment in iDefense was impaired and recognized a charge related to this asset.

7. STOCKHOLDER'S EQUITY

     As a requirement of the April 2000 private placement of $2,127,000 principle amount of the Company's Series E Convertible Preferred Stock, the company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock. As of June 30, 2001, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In addition, in lieu of the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the private placement, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. As of June 30, 2001 $571,382 has been accrued into accounts payable and accrued expenses for such penalties.

8. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's anticipation of its remaining assets and business, and the Company's statements regarding its ability or inability to continue as a going concern, are forward looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Annual Report on Form 10-K and to the Company's Registration Statements on Forms S-1 and S-3.

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

     On January 31, 2001, we sold substantially all of the assets used in the operation of our InsureRate division to Digital Insurance, Inc. for approximately $458,000 in cash and the assumption of certain liabilities. On March 15, 2001, we sold substantially all of the assets used in our internet banking operations to Netzee, Inc. in a transaction that generated net proceeds to HomeCom of approximately $275,000 in March and $131,000 in April for a total of approximately $406,000. The proceeds from these two transactions do not represent significant operating capital for us.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     NET SALES. Net sales decreased 80.5% from $1,488,486 in the second quarter of 2000 to $290,985 in the second quarter of 2001. This decrease of $1,197,501 is primarily attributable to the absence of any web development work and the absence of any maintenance contracts. Revenues now consist exclusively of hosting and hourly billing site maintenance work.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $807,398, or 54.2% of revenues in the second quarter of 2000, to $228,674, or 78.6% of revenues in the second quarter of 2001. The increase in the percentage of the cost of selling, general and administrative expense is due to the lack of web development work and the fact that, at the new reduced manpower levels, production now accounts for a much higher portion of the cost ratios used to calculate pro-rata distributions.

     GROSS PROFIT. Gross profit decreased by $618,777 from $681,088 in the second quarter of 2000 to $62,311 in the second quarter of 2001. Gross profit margins declined from 45.8% during the second quarter of 2000 to 21.4% during the second quarter of 2001. This erosion in gross profit is primarily related to a less profitable product mix and the dramatic decline in revenue.

     SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. The cost of sales decreased from $493,251, or 33.1% of revenues in the second quarter of 2000 to $90 in the second quarter of 2001. The Company has discontinued all sales and marketing efforts at this time.

     PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development decreased from $48,457 in the second quarter of 2000 to $0 in the second quarter of 2001. The Company has discontinued all product development efforts at this time.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $670,974 in the second quarter of 2000 to $211,059 in the second quarter of 2001 due to the reductions in overhead begun in the fourth quarter of 2000 and continued in the second quarter of 2001. As a percentage of net sales, these expenses increased from 45.1% in the second quarter of 2000 to 72.5% in the second quarter of 2001, due to continued reductions in revenue.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization was $1,180,472, or 79.3% of revenues in the second quarter of 2000. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 and the Company's announcement that it intends to wind-down its operations, the company has suspended depreciation of its remaining assets.

     ASSET IMPAIRMENT CHARGE. We recorded an asset impairment charge of $493,905 to reduce the carrying value of the investment in iDefense to zero. IDefense has been unable to obtain sufficient operating funds to the extent that its continued viability as a going concern is in question.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income increased $109,422, from $14,537 in the second quarter of 2000 to $132,959 in the second quarter of 2001. The increase is primarily due to the favorable settlement of a $130,000 liability related to the prior sale of certain assets.

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     NET SALES. Net sales decreased 76.6% from $2,654,957 in the first six months of 2000 to $620,797 in the first six months of 2001. This decrease of $2,034,160 is primarily attributable to the absence of any web development work and the absence of any maintenance contracts. Revenues now consist exclusively of hosting and hourly billing site maintenance work.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $1,218,306, or 45.9% of revenues in the first six months of 2000, to $553,647, or 89.2% of revenues in the first six months of 2001. The increase in the percentage of the cost of selling, general and administrative expense is due to the lack of web development work and the fact that, at the new reduced manpower levels, production now accounts for a much higher portion of the cost ratios used to calculate pro-rata allocations.

     GROSS PROFIT. Gross profit decreased by $1,369,501 from $1,436,651 in the first six months of 2000 to $67,150 in the first six months of 2001. Gross profit margins declined from 54.1% during the first quarter of 2000 to 10.8% during the first six months of 2001. This erosion in gross profit is primarily related to a less profitable product mix and the dramatic decline in revenue.

     SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. The cost of sales decreased from $1,042,672, or 39.3% of revenues in the first six months of 2000 to $90 in the first six months of 2001. The Company has discontinued all sales and marketing efforts at this time.

     PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Management believes that continuing investment in product development is required to compete effectively in the Company's industry. Total expenditures for product development decreased from $52,250 in the first six months of 2000 to $0 in the first six months of 2001. The Company has discontinued all product development efforts at this time.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $1,656,090 in the first six months of 2000 to $454,435 in the first six months of 2001 due to the reductions in overhead begun in the fourth quarter of 2000 and continued in the first six months of 2001. As a percentage of net sales, these expenses increased from 62.4% in the first six months of 2000 to 73.2% in the first six months of 2001, due to continued reductions in revenue.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization was $1,676,229, or 63.1% of revenues in the first six months of 2000. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 and the Company's announcement that it intends to wind-down its operations, the company has suspended depreciation of its remaining assets.

     ASSET IMPAIRMENT CHARGE. We recorded an asset impairment charge of $493,905 to reduce the carrying value of the investment in iDefense to zero. IDefense has been unable to obtain sufficient operating funds to the extent that its continued viability as a going concern is in question.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income increased $94,656, from $45,958 in the second quarter of 2000 to $140,614 in the second quarter of 2001. The increase is primarily due to the favorable settlement of a $130,000 liability related to the prior sale of certain assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of June 30, 2001, we had an accumulated deficit of $25,593,953 and a working capital deficit of $556,033. On March 23, 2001, we announced our intentions to wind down operations. While we continue to evaluate our alternatives, we have been unable to obtain additional financing and do not have sufficient assets to completely satisfy our obligations to our creditors and the liquidation preferences of our preferred shareholders.

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

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to exhibit of the same number in the form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     3.3 Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599)).

     3.4 Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the form 10-K of the Registrant filed with the Commission on March 31,
          1998).

     3.5 Certificate of Designation of Series C Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the registration statement on Form S-1 of the Registrant filed with the Commission on October 5, 1999 (Registration No. 333-86837)).

     3.6 Certificate of Designation of Series D Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the registration statement on Form S-1 of the Registrant filed with the Commission on October 5, 1999 (Registration No. 333-86837)).

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     4.2 Specimen Stock Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     4.3 Form of Warrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     (b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     August 6, 2001                        HOMECOM COMMUNICATIONS, INC.


                                           BY: /s/ TIMOTHY R. ROBINSON
                                           ---------------------------
                                           Timothy R. Robinson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principle Accounting Officer)

EXHIBIT INDEX

     3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to exhibit of the same number in the form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     3.3 Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599)).

     3.4 Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the form 10-K of the Registrant filed with the Commission on March 31,
          1998).

     3.5 Certificate of Designation of Series C Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the registration statement on Form S-1 of the Registrant filed with the Commission on October 5, 1999 (Registration No. 333-86837)).

     3.6 Certificate of Designation of Series D Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the registration statement on Form S-1 of the Registrant filed with the Commission on October 5, 1999 (Registration No. 333-86837)).

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     4.2 Specimen Stock Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).

     4.3 Form of Warrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219)).