Form 10-Q
period 2001-09-30
HOMECOM COMMUNICATIONS INC
filed 2001-11-14
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001.

/   / TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the transition period from ___________ to ___________

                         Commission File Number 0-29204

                           HOMECOM COMMUNICATIONS, INC
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                       58-2153309
       ------------------------------                        ------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

                               3495 Piedmont Road
                             Building 12, Suite 110
                             Atlanta, Georgia 30305
                     --------------------------------------
                    (Address of principal executive offices)

                                 (404) 237-4646
                            -------------------------
                           (Issuer's Telephone Number)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                      -----  -----

     The Company did not timely file a Current Report 8-K to report the sale of certain assets on January 31, 2001.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, there were 9,359,156 outstanding shares of the registrant's Common Stock, par value $0.0001 per share.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                          HOMECOM COMMUNICATIONS, INC.

                   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000


                                                                                    September 30,   December 31,
                                                                                        2001            2000
                                                                                     (unaudited)
                                                                                    ------------    ------------
                                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    394,051    $    520,716
   Accounts receivable, net                                                              202,731         443,352
                                                                                    ------------    ------------
     Total current assets                                                                596,782         964,068
Furniture, fixtures and equipment held for sale                                           81,755         476,088
Deposits                                                                                                  37,739
Intangible assets, net                                                                                   557,173
Investment                                                                                               493,905
                                                                                    ------------    ------------
     Total assets                                                                   $    678,537    $  2,528,973
                                                                                    ============    ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  1,288,933    $  1,264,416
   Accrued payroll liabilities                                                            20,038         375,535
   Current portion of obligations under capital leases                                    14,511         147,523
                                                                                    ------------    ------------
     Total current liabilities                                                         1,323,482       1,787,474
Other liabilities                                                                          5,385         152,782
Obligations Under capital Leases                                                           6,347         357,757
                                                                                    ------------    ------------
     Total liabilities                                                                 1,335,214       2,298,013
                                                                                    ------------    ------------
   Redeemable Preferred stock, Series B, $.01 par value, 125 shares authorized,
     125 shares issued at September 30, 2001 and December 31, 2000 and
     17.8 shares outstanding at September 30, 2001 and December 31, 2000, convertible, participating; $401,147 liquidation value as of September 30,
     2001                                                                                251,750         251,750
                                                                                    ------------    ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized, 9,359,156 shares issued and outstanding at September 30, 2001 and December 31,
     2000                                                                                    936             936
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized,
     92.1 shares outstanding at September 30, 2001 and December 31, 2000, convertible, participating; $2,082,880 liquidation value at September 30,
     2001                                                                                      1               1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized,
     1.3 shares outstanding at September 30, 2001 and December 31, 2000, convertible, participating;  $28,931 liquidation value at September 30,
     2001                                                                                      1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and authorized,
     106.4 shares outstanding at September 30, 2001 and December 31, 2000, convertible, participating; $2,375,946 liquidation value at September 30,
     2001                                                                                      1               1
   Additional paid-in capital                                                         24,724,570      25,226,101
   Accumulated deficit                                                               (25,633,936)    (25,247,830)
                                                                                    ------------    ------------
     Total stockholder's deficit                                                        (908,427)        (20,790)
                                                                                    ------------    ------------
     Total liabilities and stockholder's deficit                                    $    678,537    $  2,528,973
                                                                                    ============    ============


                    The accompanying notes are an integral part of these financial statements

                                                       2


                                          HOMECOM COMMUNICATIONS, INC.


            Consolidated Statements of Operations for the nine months ended September, 2001 and 2000


                                                          Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                      --------------------------    --------------------------
                                                         2001            2000           2001           2000
                                                      -----------    -----------    -----------    -----------
Revenues                                              $   308,212      1,001,876    $   929,010      3,656,833
Cost of Revenues                                          209,675        775,732        763,322      1,994,038
                                                      -----------    -----------    -----------    -----------
GROSS PROFIT                                               98,537        226,144        165,688      1,662,795
                                                      -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Sales and marketing                                        614        502,213            704      1,544,885
   Product development                                                    52,449                       104,699
   General and administrative                             142,059        295,654        596,494      1,951,744
   Depreciation and amortization                                         225,974                     1,902,203
   Asset Impairment Charge                                                              493,905
                                                      -----------    -----------    -----------    -----------
     Total operating expenses                             142,673      1,076,290      1,091,103      5,503,531
                                                      -----------    -----------    -----------    -----------
OPERATING LOSS                                            (44,136)      (850,146)      (925,415)    (3,840,736)
OTHER EXPENSES (INCOME)
   Interest expense                                                          (96)                      (30,560)
   Other income, net                                       (4,152)       (19,628)      (144,766)       (65,587)
                                                      -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (39,984)      (830,422)      (780,649)    (3,744,589)

INCOME TAX PROVISION (BENEFIT)                                  0              0              0              0
                                                      -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                           (39,984)      (830,422)      (780,649)    (3,744,589)
LOSS FROM DISCONTINUED OPERATIONS                                       (644,000)                   (1,525,000)
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT                                       394,543
                                                      -----------    -----------    -----------    -----------
NET LOSS                                                  (39,984)     (1,474,42)      (386,106)    (5,269,589)

DEEMED PREFERRED STOCK DIVIDEND                           (36,603)      (213,222)      (109,809)    (1,395,962)
                                                      -----------    -----------    -----------    -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $   (76,587)   $(1,687,644)   $  (495,915)   $(6,665,551)
                                                      ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                 $     (0.01)   $     (0.12)   $     (0.09)   $     (0.62)
DISCONTINUED OPERATIONS                                                    (0.07)          0.04          (0.18)
                                                      -----------    -----------    -----------    -----------
LOSS PER SHARE - BASIC AND DILUTED                    $     (0.01)   $     (0.19)   $     (0.05)   $     (0.80)
                                                      ===========    ===========    ===========    ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING                   9,359,156      9,036,095      9,359,156      8,283,302
                                                      ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these financial statements.

                                                       3



                                       HOMECOM COMMUNICATIONS, INC.

      Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                      (unaudited)
                                                                               -----------    -----------
                                                                                   2001           2000
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (386,106)   $(5,269,589)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                              2,155,102
     Write down of investment                                                      493,905
     Provision for bad debts                                                        40,654       (190,320)
     Deferred rent expense                                                           3,565        173,252
     Forgiveness of subscription receivable                                                        64,687
   Change in operating assets and liabilities:
     Accounts receivable                                                           (27,336)       142,394
     Prepaid expenses
     Accounts payable and accrued expenses                                        (715,049)       365,852
     Accrued payroll liabilities                                                  (341,354)       218,334
     Unearned revenue                                                                            (296,319)
     Other                                                                                         37,245
                                                                               -----------    -----------
       Net cash used in operating activities                                      (931,721)    (2,599,362)
                                                                               -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                                  (15,679)      (307,940)
   Proceeds from sale of divisions                                                 864,603
                                                                               -----------    -----------
       Net cash provided by (used in) investing activities                         848,924       (307,940)
                                                                               -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                          (43,868)       (98,309)
   Proceeds from issuance of common shares and exercise of  warrants                               14,731
   Proceeds from issuance of preferred shares and exercise of warrants                          1,898,750
   Proceeds from a receivable of a related party                                                  200,000
                                                                               -----------    -----------
       Net cash provided  (used in) financing activities                           (43,868)     2,015,172
                                                                               ===========    ===========

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (126,665)      (892,130)
 CASH AND CASH EQUIVALENTS at beginning of period                                  520,716      1,497,678
                                                                               -----------    -----------
 CASH AND CASH EQUIVALENTS at end of period                                    $   394,051    $   605,548
                                                                               ===========    ===========


                The accompanying notes are an integral part of these financial statements.

                                                    4

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

2. GOING CONCERN MATTERS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of September 30, 2001 of approximately $25.6 million. The Company continues to experience negative cash flows from operations and has been dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available in the future. These factors raise doubt about the Company's ability to continue as a going concern.

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

3. SEGMENT INFORMATION

     Historically, the Company was organized into five separate business units. The Company has determined that its reportable segments were those that were based on the Company's method of internal reporting, which disaggregated its business by product and service category into business units. The Company's reportable segments were custom Web development (FAST), Internet outsourcing services (HostAmerica), Internet security services (HISS), software products, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the company sold all of the assets of its HISS unit to Infrastructure Defense, Inc. On January 31, 2001 the Company sold all of the assets of its InsureRate/FIMI unit to Digital Insurance, Inc. and on March 15, 2001 the Company sold the remaining assets of its Software Products group to Netzee, Inc. The Company currently operates in a single business segment, hosting and web site maintenance services. Historical segment information is not provided since each of the former business segments is presented as discontinued operations.

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the nine months ended September 30, 2001 and 2000, as it is antidilutive.

5. TAXES

     There was no provision for cash payment of income taxes for the nine months ended September 30, 2001 and 2000, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2001.

6. STOCKHOLDERS' DEFECIT

     As a requirement of the April 2000 private placement of $2,127,000 principal amount of the Company's Series E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock. As of September 30, 2001, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. As of September 30, 2001, $731,467 has been accrued into accounts payable and accrued expenses for such penalties.

7. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company believes that neither SFAS No. 141 nor SFAS No. 142 will have any impact on its financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the potential disposition of the Company's remaining assets and business and its ability or inability to continue as a going concern, are forward looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to dispose of our remaining assets and business, our ability to obtain additional financing, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and our Registration Statements on Forms S-1 and S-3.

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

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquirer. During the first quarter of 2001, we sold our remaining software applications businesses, although the proceeds from these transactions did not represent significant operating capital for us. Currently, we only derive revenue from our hosting and web development services.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales decreased 69.2% from $1,001,876 in the third quarter of 2000 to $308,212 in the third quarter of 2001. This decrease of $693,664 is primarily attributable to the absence of any web development work and the absence of any maintenance contracts. Revenues now consist exclusively of hosting and hourly billing site maintenance work.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $775,732, or 77.4% of revenues in the third quarter of 2000, to $209,675, or 68.0% of revenues in the third quarter of 2001. This decrease in the cost of sales is attributable to reductions in production personnel and to the reduction of internet connection and local loop costs.

     GROSS PROFIT. Gross profit decreased by $127,607 from $226,144 in the third quarter of 2000 to $98,537 in the third quarter of 2001. Gross profit margins increased from 22.6% during the third quarter of 2000 to 32.0% during the third quarter of 2001. This erosion in gross profit is primarily related to the decline in revenue. Reductions in production costs have however outpaced declines in revenue leading to an improved percentage profit margin.

     SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. The cost of sales decreased from $502,213, or 50.1% of revenues, in the third quarter of 2000 to $614 in the third quarter of 2001. The Company has discontinued all significant sales and marketing efforts at this time.

     PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures for product development decreased from $52,449 in the third quarter of 2000 to $0 in the third quarter of 2001. The Company has discontinued all product development efforts at this time.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $295,654 in the third quarter of 2000 to $142,059 in the third quarter of 2001 due to the reductions in overhead. As a percentage of net sales, these expenses increased from 29.5% in the third quarter of 2000 to 46.1% in the third quarter of 2001, due to continued reductions in revenue.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization was $225,974, or 22.6% of revenues in the third quarter of 2000. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 and the Company's announcement that it intends to wind-down its operations, the company has suspended depreciation of its remaining assets.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income decreased $15,476, from $19,628 for the third quarter of 2000 to $4,152 for the third quarter of 2001.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales decreased 74.6% from $3,656,833 in the first nine months of 2000 to $929,010 in the first nine months of 2001. This decrease of $2,727,823 is primarily attributable to the absence of any web development work and the absence of any maintenance contracts. Revenues now consist exclusively of hosting and hourly billing site maintenance work.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $1,994,038, or 54.5% of revenues in the first nine months of 2000, to $763,322, or 82.2% of revenues in the first nine months of 2001. The increase in the percentage of the cost of selling, general and administrative expense is due to the lack of web development work and the fact that, at the new reduced manpower levels, production now accounts for a much higher portion of the cost ratios used to calculate pro-rata allocations.

     GROSS PROFIT. Gross profit decreased by $1,497,107 from $1,662,795 in the first nine months of 2000 to $165,688 in the first nine months of 2001. Gross profit margins declined from 45.5% at the end of the third quarter of 2000 to 17.8% during the first nine months of 2001. This erosion in gross profit is primarily related to a less profitable product mix and the dramatic decline in revenue.

     SALES AND MARKETING. Sales and marketing expenses include salaries, variable commissions and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. The cost of sales decreased from $1,544,885, or 42.2% of revenues in the first nine months of 2000 to $704 in the first nine months of 2001. The Company has discontinued all significant sales and marketing efforts at this time.

     PRODUCT DEVELOPMENT. Product development costs consist of personnel costs required to conduct the Company's product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures for product development decreased from $104,699 in the first nine months of 2000 to $0 in the first nine months of 2001. The Company has discontinued all product development efforts at this time.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $1,951,744 in the first nine months of 2000 to $596,494 in the first nine months of 2001 due to the reductions in overhead begun in the fourth quarter of 2000 and continued in the first nine months of 2001. As a percentage of net sales, these expenses increased from 53.4% in the first nine months of 2000 to 64.2% in the first nine months of 2001, due to continued reductions in revenue.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases and intangible assets. Depreciation and amortization was $1,902,203, or 52.0% of revenues in the first nine months of 2000. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 and the Company's announcement that it intends to wind-down its operations, the company has suspended depreciation of its remaining assets.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income increased $79,179, from $65,587 at the end of the third quarter of 2000 to $144,766 at the end of the third quarter of 2001. The increase is primarily due to the favorable settlement of a $130,000 liability related to the prior sale of certain assets. Without this settlement other income would have declined.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of September 30, 2001, we had an accumulated deficit of $25,633,936 and a working capital deficit of $726,700. On March 23, 2001, we announced our intentions to wind down operations. While we continue to evaluate our alternatives, we have been unable to obtain additional financing and do not have sufficient assets to completely satisfy our obligations to our creditors and the liquidation preferences of our preferred shareholders.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     As a requirement of the April 2000 private placement of $2,127,000 principal amount of the Company's Series E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock. As of September 30, 2001, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In addition, given our financial condition, we do not have any plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. As of September 30, 2001, $731,467 has been accrued into accounts payable and accrued expenses for such penalties.

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

     3.7 Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the registration statement on Form S-3 of the Registrant filed with the Commission on June 1, 2000 (No. 333-38326)).

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

     (b)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the three month period ending on September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HOMECOM COMMUNICATIONS, INC.



November 9, 2001                               BY: /s/ TIMOTHY R. ROBINSON
                                               --------------------------------
                                                      Timothy R. Robinson
                                                      Executive Vice President
                                                      and Chief Financial
                                                      Officer (Principal
                                                      Accounting Officer)

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

     3.7 Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the registration statement on Form S-3 of the Registrant filed with the Commission on June 1, 2000 (No. 333-38326)).

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