Form 10-K
period 2001-12-31
HOMECOM COMMUNICATIONS INC
filed 2002-03-29
CIK 1021226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K
          (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 0-29204

                       -----------------------------------

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

                             Building 12, Suite 110
                               3495 Piedmont Road
                             Atlanta, Georgia 30305
                             ----------------------
              (Address of principal executive offices and zip code)

               Registrant's Telephone Number, Including Area Code:
                                 (404) 237-4646

           Securities registered pursuant to Section 12(B) of the Act:

           Title of each class             Name of exchange on which registered
           -------------------             ------------------------------------
Common Stock, par value $0.0001 per share                OTC-BB

           Securities registered pursuant to Section 12(G) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 12, 2002 as reported on the OTC Bulletin Board, was approximately $42,000. The shares of Common Stock held by each officer and director and by each person known to us who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 2002, Registrant had outstanding 14,999,156 shares of Common Stock.

                                TABLE OF CONTENTS


Item No.                         Description                            Page No.
--------                         -----------                            --------
PART I

       1.  BUSINESS....................................................    1
       2.  PROPERTIES..................................................    3
       3.  LEGAL PROCEEDINGS...........................................    4
       4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    4

PART II

       5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.........................................    5
       6.  SELECTED FINANCIAL DATA.....................................    6
       7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................    7
       8.  FINANCIAL STATEMENTS........................................   11
       9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................   32

PART III

      10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   33
      11.  EXECUTIVE COMPENSATION......................................   35
      12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................   37
      13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   38

PART IV

      14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................   39
           SIGNATURES..................................................   46

                                     PART I

Item 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements, such as statements regarding HomeCom's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans. When used in this Form 10-K, the words "expects", "believes," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or implied by such forward-looking statements. Such risks and uncertainties include things such as changes in the value and condition of our assets, the loss of key personnel, whether we are able to complete the proposed transactions described in this form 10-K, a change in control of the company or changes in financial markets and general economic conditions. Reference is also made in particular to the discussion set forth in our Registration Statements on Forms S-1 (File Nos. 333-12219, 333-42599, 333-45383, 333-86837, 333-88491, and 333-56795) and S-3
(333-73123 and 333-81581).

HISTORY AND RECENT DEVELOPMENTS

Recent Developments

     On March 23, 2001, HomeCom Communications, Inc., a Delaware corporation ("HomeCom", "we" or "us"), issued a press release to announce our intention to wind down our operations and, to the extent possible, sell our remaining assets. In our press release, we stated, "HomeCom also announced that it has decided to wind down its operations... HomeCom has been unable to obtain additional financing and has insufficient assets to completely satisfy its obligations to creditors and the liquidation preferences of its preferred stock." The press release went on to state: "HomeCom continues to explore other possibilities, which may include the sale of other assets." This announcement followed the sale of substantially all of the assets of First Institutional Marketing, Inc. ("FIMI") and its affiliates to Digital Insurance, Inc. on January 31, 2001 and the sale of substantially all of the assets used in our Internet Banking operations to Netzee, Inc. on March 15, 2001. These sales left us with only one remaining business, our hosting and web site maintenance business, which we had been trying to sell for approximately two years.

     We are negotiating an agreement to sell substantially all of the assets of our hosting and web site maintenance business to Tulix Systems, Inc., a company in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If completed the sale of this business will constitute a sale of substantially all of our operating assets and will leave us without any operating business with which to generate revenues or profits. We have not yet entered into a definitive agreement with Tulix regarding the sale, but we expect to enter into such an agreement if we are able to obtain the approval of our stockholders.

History

     The Company was organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time, we evolved into a Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals. In fact, prior to and during 2000, we derived revenue from, among other sources, professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees.

     On March 24, 1999, we acquired all of the outstanding shares of FIMI and certain of its affiliates for 1,252,174 shares of common stock. In addition, we entered into employment agreements for an initial term of three years with the three principals of FIMI, calling for them to continue in their roles for the acquired companies. Prior to the closing of the acquisition, we loaned the shareholders of FIMI $370,000 ("FIMI notes"). The FIMI notes were to be repaid in either cash or common stock and were collateralized by common stock. We also granted these FIMI shareholders 300,000 warrants to acquire our shares of common stock at an exercise price of $3.74 per share. Vesting of the warrants was contingent upon FIMI meeting certain operating goals.

     On April 23, 1999, we acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede was a Chicago-based web site developer for financial institutions. In addition, we entered into employment agreements with the three principals of Ganymede, calling for them to continue in their current roles for the acquired company.

     On October 1, 1999 we sold our security consulting and integration service operations in exchange for $200,000 in cash, certain security audit rights and shares of a non-public entity originally valued at approximately $823,000, and entered into a joint marketing program with the acquirer.

     On January 31, 2001, we sold substantially all of the assets of FIMI and its affiliates to Digital Insurance, Inc. ("Digital") for approximately $458,000 in cash and the assumption of certain liabilities. In connection with the sale, the FIMI principals surrendered the shares of the common stock that collateralized the FIMI notes and forfeited their warrants.

     On March 15, 2001, we sold substantially all of the assets used in our Internet Banking operations to Netzee, Inc. The sale generated net proceeds to HomeCom of approximately $407,000.

     Following the sale of our Internet Banking operations and our InsureRate division, we had only one remaining operating business, our hosting and web site maintenance business.

Sales and Marketing

     We currently have no active marketing strategies or plans.

Intellectual  Property Rights

     In accordance with industry practice, we have relied primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have sought to protect our software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. We have tried to use non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers to address these concerns.

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

Employees

     As of March 12, 2001, we had 8 full-time employees. If we sell our assets to Tulix, we expect that all of these employees will resign from their positions with us and go to work for Tulix. Such being the case, the Board of Directors intends to search for new executive officers if the sale is completed.

Customers

     During 1999, two customers each accounted for more than 10% of our total revenue. During 2000, two customers each accounted for over 10% of revenues with one of those customers accounting for over 40%. During 2001 only one customer, Roadrunner, accounted for over 10% of sales, accounting for 82%. Our sales to our five largest customers represented approximately 51%, 76% and 89% of the total revenues for 1999, 2000, and 2001 respectively.

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

     We own, and prior to January 31, 2001, operated a subsidiary named "FIMI Securities, Inc." FIMI Securities was a NASD regulated broker/dealer and was affiliated with various insurance agencies until it terminated its membership in the NASD on December 29, 2000. We still own FIMI Securities, but it no longer conducts any broker/dealer activities and is a dormant entity.

Item 2. PROPERTIES

     As of March 12, 2002 we occupy approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2002. This facility serves as our headquarters and computer center. We have also abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease expiring in January 2003, and abandoned an office in Chicago, Illinois where we used to occupy approximately 1,000 square feet under a lease expiring in 2004. Our InsureRate operations in Houston, Texas occupied approximately 17,500 sq. ft. under two leases that expire in 2004. In connection with the sale of the assets of the InsureRate operations, we subleased approximately 13,100 sq.ft. to the purchaser and abandoned approximately 4,400 sq.ft.

     As of December 31, 2001 we have an accrual for real estate disposition liabilities of approximately $240,000, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York, and Atlanta. We reached settlements with the representatives of the properties in Houston and Chicago.

     We believe that the properties which we currently have under lease are adequate to serve our business operations for the foreseeable future. We believe that if we were unable to renew the lease on either of these facilities, we could find other suitable facilities with no material adverse effect on our business.

Item 3. LEGAL PROCEEDINGS

     On or about February 8, 2002, we received a complaint filed by Properties Georgia OBJLW One Corporation in the State Court of Fulton County, Georgia on December 6, 2001, alleging that we defaulted on our lease in Building 14 at 3495 Piedmont Road, Atlanta, Georgia 30305. The complaint seeks damages in the amount of $141,752 plus interest of $23,827, plus attorneys' fees and court costs.

     On or about January 14, 2002, Creditors Adjustment Bureau, Inc., a California corporation and the assignee of the claims of Siemens ICN, filed a complaint against us alleging, among other things, that we breached our contract with Siemens. The complaint seeks damages of $18,058.08 plus interest at a rate of 18% from January 26, 2001, plus expenses and attorneys' fees. The complaint was filed in the Superior Court of California, County of Santa Clara, California.

     We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of securityholders during the fourth quarter of 2001.

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

2000:                                             High           Low
-----                                             ----           ---
First quarter                                   $  4.88       $  3.13
Second quarter                                     3.25          1.00
Third quarter                                      1.13           .44
Fourth quarter                                     .470          .020  *

2001:
-----
First quarter                                   $  .190  *    $  .018  *
Second quarter                                     .023  *       .006  *
Third quarter                                      .019  *       .007  *
Fourth quarter                                     .019  *       .003  *

2002:
-----
First quarter (through March 12, 2002)          $  .010  *    $  .004  *


Holders of Record

We had approximately 111 holders of record of our Common Stock as of March 12, 2002.

Dividends

     We have not paid any cash dividends on our capital stock to date and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. Our board of directors would determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions.

Recent Sales of Unregistered Securities

     On December 28, 2001, we issued 5,640,000 shares of Common Stock to MacNab, LLC, a holder of our Series C Preferred Stock, in a series of conversions by MacNab, LLC of 1.62855 shares of our Series C Preferred Stock. We relied upon the exemptions from registration provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended, to issue those shares of common stock. See "Part III, Item 12, Changes in Control."



Item 6. SELECTED FINANCIAL DATA

     The following selected financial data of HomeCom Communications, Inc.
should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.


                                                                           Year Ended December 31,
                                              ----------------------------------------------------------------------------
                                                  1997            1998            1999            2000            2001
                                              ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
-----------------------------
Revenues                                      $  2,503,185    $  2,481,905    $  3,907,282    $  4,509,977    $  1,279,486
Cost of revenues                                 2,139,982       2,085,598         951,406       2,722,309       1,007,430
                                              ------------    ------------    ------------    ------------    ------------
Gross profit                                       363,203         396,307       2,955,876       1,787,668         272,056
                                              ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Sales and marketing                            1,440,002       1,142,222       2,878,302       1,944,020             858
  Product development                              514,655         633,268         315,809         321,259
  General and administrative                     2,538,229       2,896,287       3,765,514       1,182,192         770,659
  Depreciation and amortization                    238,537         542,269       1,757,124       1,605,345
  Asset Impairment                                                                               1,436,078         493,905
                                              ------------    ------------    ------------    ------------    ------------
      Total operating expenses                   4,731,423       5,214,046       8,716,749       6,488,894       1,265,422
                                              ------------    ------------    ------------    ------------    ------------
Operating loss                                  (4,368,220)     (4,817,739)     (5,760,873)     (4,701,226)       (993,366)
Other expenses (income):
  Gain on sale of division                                      (4,402,076)
  Interest expense                                 543,420         445,216          32,583          (5,981)
  Other expense (income), net                      (93,298)       (166,917)       (103,175)        (90,793)       (146,362)
                                              ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before
  income taxes                                  (4,818,342)       (693,962)     (5,690,281)     (4,604,452)       (847,004)

Income tax provision (benefit)                        --              --              --              --              --
                                              ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                 (4,818,342)       (693,962)     (5,690,281)     (4,604,452)       (847,004)
Loss from discontinued operations                  (62,839)       (510,178)     (4,630,508)     (1,755,898)
Gain (loss) on disposal of business segment                                      1,144,591      (3,000,377)        394,543
                                              ------------    ------------    ------------    ------------    ------------
Loss                                            (4,881,181)     (1,204,140)     (9,176,198)     (9,360,727)       (452,461)
Deemed preferred stock dividend                                   (666,667)     (2,557,466)     (1,526,728)       (708,778)
                                              ------------    ------------    ------------    ------------    ------------
Loss applicable to common shareholders        $ (4,881,181)    $(1,870,807)   $(11,733,664)   $(10,887,455)   $ (1,161,239)
                                              ============    ============    ============    ============    ============
Loss per common share--basic and diluted
  Continuing operations                       $      (1.86)   $      (0.16)   $      (0.90)   $      (0.72)   $      (0.16)
  Discontinued operations                            (0.02)          (0.28)          (0.96)          (0.55)           0.04
                                              ------------    ------------    ------------    ------------    ------------
      Total                                   $      (1.88)   $      (0.44)   $      (1.86)   $      (1.27)   $      (0.12)
                                              ============    ============    ============    ============    ============
Weighted average common shares outstanding       2,602,515       4,287,183       6,324,791       8,549,693       9,869,074
                                              ============    ============    ============    ============    ============



                                 --------------------------------------------------------------------
                                     1997          1998          1999          2000           2001
                                 -----------   -----------   -----------   -----------    -----------
Balance Sheet Data:
-------------------
Working capital (deficit)        $ 2,721,930   $ 2,265,725   $ 1,033,802   $  (823,406)   $  (960,154)
Total assets                       4,664,779     4,565,490    10,535,718     2,528,973        665,391
Long-term obligations              1,652,009        88,242       315,275       357,757           --
Total liabilities                  2,708,007     1,117,041     2,930,600     2,298,013      1,533,124
Redeemable Preferred Stock                                     1,624,920       251,750        251,750
Stockholders' equity (deficit)     1,956,772     3,448,449     5,980,198       (20,790)    (1,119,483)


                                       6

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. We are negotiating an agreement to sell substantially all of the assets used in our hosting and website maintenance business to Tulix. If the sale is completed, we will have no operating assets and no source of revenue or profits.

     In March 1999, we completed the acquisition of all the outstanding shares of the First Institutional Marketing companies, a group of insurance agencies and a NASD broker/dealer (the "FIMI Companies"), for 1,252,174 shares of common stock. Pursuant to the Merger and Plan of Reorganization the FIMI Companies continued as separate subsidiaries of HomeCom. On January 31, 2001 we sold substantially all of the assets of the FIMI Companies for approximately $458,000 and the assumption of certain liabilities. We recorded a loss on the sale of $3,000,377. We have removed the results of this discontinued operation from the continuing operations of the Company for all periods presented.

     On April 23, 1999, we acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede was a Chicago-based web site developer for financial institutions. Pursuant to the Merger and Plan of Reorganization of Ganymede, Ganymede was merged into HomeCom and has ceased to exist as a separate corporation.

     In August 1996, we acquired all of the outstanding capital stock of HomeCom Internet Security Services, Inc. (HISS), a Delaware corporation formed in July 1996 to provide Internet and intranet security system consulting services. In October, 1999 we sold HISS for $200,000, certain security audit and reseller rights and shares of a non-public entity valued at approximately $823,000, and entered into a joint marketing program with the acquiror. Results of operations from the discontinued HISS unit have been shown as a discontinued operation in the Statement of Operations for all periods presented. This discontinued operations presentation results in certain revenue and expense reclassifications for the periods presented.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.


Results of Operations

    Year Ended December 31, 2000 as Compared to Year Ended December 31, 2001

     Revenues. Revenues decreased 71.6% from $4,509,977 in 2000 to $1,279,486 in 2001. This decrease of $3,230,491 is primarily attributable to the absence of any web development work and the expiration of all maintenance contracts without renewal. Revenues now consist exclusively of hosting and hourly billing site maintenance work. We recognized revenues from continuing operations for the year ended December 31, 2001 at the time the services were provided. These services consisted of $53,181 in maintenance services, and $1,226,305 in web site hosting services.

     Cost of Revenues. Cost of revenues includes salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased from $2,722,309, or 60.4% of revenues in 2000 to $1,007,430 or 78.7% of revenues in 2001. The decrease in the cost of sales is attributable to reductions in production personnel and to the reduction of internet connection and local loop costs. Costs of Revenues increased as a percentage of revenues due to the loss in Web development revenues outpacing reductions in production costs.

     Gross Profit. Gross profit decreased by $1,515,612 from $1,787,668 in 2000 to $272,056 in 2001. Gross profit margins also decreased from 39.6% during 2000 to 21.3% during 2001. This decrease as a percentage of net sales is due to the loss of higher margin Web development work.

     Sales and Marketing. Sales and marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and marketing expenses decreased $1,943,162 from $1,944,020, or 43.1% of revenues, in 2000 to $858, or 0.1% of revenues in 2001. The Company has discontinued all significant sales and marketing efforts.

     Product Development. Product development costs consist of personnel costs required to conduct our product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures for product development decreased from $321,259, or 7.1% of revenues in 2000 to $0 in 2001. The Company has discontinued all product development efforts.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $1,182,192 in 2000 to $770,659 in 2001. As a percentage of net sales, these expenses increased from 26.2% in 2000 to 60.2% in 2001. The percentage increase is due to the continued decline in revenues.

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization decreased from $1,605,345, or 35.6% of net sales in 2000 to $0 or 0.0% in 2001. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 and the Company's announcement that it intends to wind-down its operations, the Company has suspended depreciation of its remaining assets.

     Other Income. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income increased from $90,793 in 2000 to $146,362 in 2001. The increase is primarily due to the favorable settlement of a $130,000 liability related to the prior sale of certain assets. Without this settlement other income would have declined.

     Asset Impairment Charge. We incurred an asset impairment charge of $493,905 in association with the writedown of the carrying value of our investment in iDefense.

     Interest Expense. No interest expense was incurred in 2001.

     Discontinued Operations. On January 31, 2001 we sold our FIMI division. FIMI incurred operating losses of $1,970,584 for the year ended December 31, 2000. On March 15, 2001 we sold our Internet Banking segment for a gain of $394,543. This segment produced net income of $214,686 for the year ended December 31, 2000 with no operating profit or loss for the year ended December 31, 2001.

     Year Ended December 31, 1999 as Compared to Year Ended December 31, 2000

     Revenues. Revenues increased 15.4% from $3,907,282 in 1999 to $4,509,977 in 2000. This increase of $602,695 is primarily attributable to growth in, and increased reliance upon revenue from the website development portion of our business. The $4,509,977 in revenues from continuing operations for the year ended December 31, 2000 were comprised of two primary sources of income. $2,677,475 in revenue was recognized under the percentage-of-completion method for fixed price development contracts. All contracts were recognized as 100% complete at the end of the year. Revenues for other services were recognized at the time the services were provided for a total of $1,832,502 consisting of $583,441 in maintenance services, $9,020 in consulting services and $1,240,041 in web site hosting services.

     Cost of Revenues. Cost of revenues includes commissions for financial institutions and agents, salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues increased from $951,406, or 24.3% of revenues in 1999 to $2,722,309, or 60.4% of revenues in 2000. This increase reflects greater costs associated with an increase in technical personnel as a percentage of employees and, more significantly, an increase in the pro-rata carrying portion of center operating costs due to reductions in Sales and Marketing and General and Administrative costs.

     Gross Profit. Gross profits decreased by $1,168,208 from $2,955,876 in 1999 to $1,787,668 in 2000. Gross profit margins also decreased from 75.7% during 1999 to 39.6% during 2000. The primary cause for the reduction was an increased allocation of pro-rata costs to Cost of Revenues, due to reductions in General and Administrative and Sales and Marketing expenditures.

     Sales and Marketing. Sales and Marketing expenses include salaries, variable commissions, and bonuses for the sales force, advertising and promotional marketing materials, and a pro-rata allocation of telecommunications, facilities and data center costs. Sales and Marketing expenses decreased $934,282 from $2,878,302 in 1999 to $1,944,020 in 2000. This decrease was primarily attributable to undertaking a more targeted marketing approach concentrating on obtaining website development work as opposed to previous efforts at product marketing. Additionally, we placed our reliance upon individual sales contacts and dramatically reduced our previous expenditures on general advertising. As a percentage of net sales, these expenses decreased from 73.7% in 1999 to 43.1% in 2000.

     Product Development. Product development costs consist of personnel costs required to conduct our product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures for product development were $321,259, or 7.1% of net sales in 2000. This compares to total product development expenditures of $315,809, or 8.0% of net sales in 1999.

     General and Administrative. General and Administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $3,765,514 in 1999 to $1,182,192 in 2000. This decrease is due to significant efforts to cut overhead costs including stringent scrutiny of all non-production expenses, greater usage of internal resources and reduced outsourcing costs associated with legal, accounting, and printing. Additionally, we shut down our operations in the Chicago regional office, and a reduced administrative personnel in the corporate office. As a percentage of net sales, these expenses decreased from 96.4% in 1999 to 26.2% in 2000.

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

     Asset Impairment Charge. We incurred an asset impairment charge of $1,436,078 consisting of; $831,310 to write off the remaining Ganymede goodwill, $329,270 to reduce the carrying value of the investment in iDefense and $275,498 to reduce the value of fixed assets to an estimated realizable value.

     Other Income. In 2000 and 1999 we recorded other income of $90,793 and $103,175, respectively.

     Interest Expense. Interest expense decreased from $32,583 in 1999 to ($5,981) during 2000.

     Discontinued Operations. We recorded a loss of $3,000,377 on the sale of our FIMI division, which closed on January 31, 2001. In addition, FIMI incurred operating losses of $2,736,678 and $1,970,584 for the years ended December 31, 1999 and 2000, respectively. Internet Banking, which was sold in March of 2001, incurred operating losses of $1,396,004 and produced net income of $214,686 in the years ended December 31, 1999 and 2000, respectively. HISS incurred operating losses of $497,825 in 1999.

Recently Issued Accounting Standards

     See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on our consolidated financial statements.

                         LIQUIDITY AND CAPITAL RESOURCES

General

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2001, we had an accumulated deficit of $25,700,291 and a working capital deficit of $960,154. On March 23, 2001, we announced our intentions to wind down operations. We have negotiated an agreement to sell substantially all of our operating assets to Tulix. If we complete this sale, we will have no operating assets and no source of revenue or profits.

     Whether we sell our remaining assets or not, we believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. We may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Also, we believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended, although we can give no assurance that we will ever be able to realize any value from our situation. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about HomeCom's ability to continue as a going concern. The financial statements included herein have been prepared assuming HomeCom is a going concern and do not include any adjustments that might result should HomeCom be unable to continue as a going concern.

     Net cash used in operating activities was $892,530 for the year ended December 31, 2001. Funds necessary for operations were provided by the sale of our FIMI and Internet Banking segments, $458,000 and $406,603 respectively, and the use of funds on deposit at the end of 2000.

     We spent $31,825 and $151,507 during 2001 and 2000, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers. Our commitments as of December 31, 2001 consist of our leases on our Atlanta, Georgia and New York City facilities.

Item 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            12
Consolidated Balance Sheets as of December 31, 2000 and 2001                 13
Consolidated Statements of Operations for Each of the Three
   Years in the Period Ended December 31, 2001                               14
Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for Each of the Three Years in the Period Ended
   December 31, 2001                                                         15
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 2001                                16
Notes to Consolidated Financial Statements                                   18

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Homecom Communications, Inc.


We have audited the accompanying consolidated balance sheets of HomeCom Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeCom Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

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


                                            /s/ Feldman Sherb & Co., P.C.
                                            -----------------------------
                                            Feldman Sherb & Co., P.C.
                                            Certified Public Accountants
New York, New York
March 7, 2002


                                    HOMECOM COMMUNICATIONS, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        ----------------------------
                                                                            2000            2001
                                                                        ------------    ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $    520,716    $    413,346
   Accounts receivable, net                                                  443,352         154,144
                                                                        ------------    ------------
       Total current assets                                                  964,068         567,490
Furniture, fixtures and equipment, net                                       476,088          97,901
Deposits                                                                      37,739
Intangible assets, net                                                       557,173
Investment                                                                   493,905
                                                                        ------------    ------------
Total assets                                                            $  2,528,973    $    665,391
                                                                        ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $  1,264,416    $  1,527,644
   Accrued payroll liabilities                                               375,535
   Current portion of obligations under capital leases                       147,523
                                                                        ------------    ------------
       Total current liabilities                                           1,787,474       1,527,644
Obligations under capital leases                                             357,757
Other liabilities                                                            152,782           5,480
                                                                        ------------    ------------
       Total liabilities                                                   2,298,013       1,533,124
                                                                        ------------    ------------
   Redeemable Preferred stock, Series B $.01 par value, 125 shares authorized, 125 shares issued at December 31, 2000 and 2001, respectively and 17.8 shares outstanding at December 31, 2000 and 2001, respectively, convertible, participating, $405,637
     liquidation value as of December 31, 2001                               251,750         251,750
Comments and contingencies (Note 5)
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     9,359,157 and 14,999,156 shares issued and outstanding at
     December 31, 2000 and 2001, respectively                                    936           1,500
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized, 92.1 and 90.5 shares outstanding at December
     31, 2000 and 2001, respectively, convertible, participating;
     $2,073,419 liquidation value at December 31, 2001                             1               1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized, 1.3 shares outstanding at December 31, 2000 and
     2001, respectively; convertible, participating; $29,322
     liquidation value at December 31, 2001                                        1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and outstanding as of December 31, 2001, convertible,
     participating; $2,418,836 liquidation value at December 31, 2001              1               1
   Treasury stock, 123,695 shares at December 31, 2001                             0          (8,659)
   Additional paid-in capital                                             25,226,101      24,587,964
   Accumulated deficit                                                   (25,247,830)    (25,700,291)
                                                                        ------------    ------------
       Total stockholders' equity (deficit)                                  (20,790)     (1,119,483)
                                                                        ------------    ------------
       Total liabilities and stockholders' equity                       $  2,528,973    $    665,391
                                                                        ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.


                                    HOMECOM COMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                               1999            2000            2001
                                                           ------------    ------------    ------------

Revenues                                                   $  3,907,282    $  4,509,977    $  1,279,486
Cost of revenues                                                951,406       2,722,309       1,007,430
                                                           ------------    ------------    ------------
GROSS PROFIT                                                  2,955,876       1,787,668         272,056
                                                           ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                        2,878,303       1,944,020             858
   Product development                                          315,809         321,259
   General and administrative                                 3,765,514       1,182,192         770,659
   Depreciation and amortization                              1,757,124       1,605,345
   Asset impairment charge                                                    1,436,078         493,905
                                                           ------------    ------------    ------------
   Total operating expenses                                   8,716,750       6,488,894       1,265,422
                                                           ------------    ------------    ------------
OPERATING LOSS                                               (5,760,874)     (4,701,226)       (993,366)

OTHER EXPENSES (INCOME)
    Interest expense                                             32,583          (5,981)
    Other income                                               (103,175)        (90,793)       (146,362)
                                                           ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (5,690,282)     (4,604,452)       (847,004)

INCOME TAX PROVISION (BENEFIT)                                     --              --              --
                                                           ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                              (5,690,282)     (4,604,452)       (847,004)
LOSS FROM DISCONTINUED OPERATIONS                            (4,630,508)     (1,755,898)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT      1,144,591      (3,000,377)        394,543
                                                           ------------    ------------    ------------
NET LOSS                                                     (9,176,199)     (9,360,727)       (452,461)

DEEMED PREFERRED STOCK DIVIDEND                              (2,557,466)     (1,526,728)       (708,778)
                                                           ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                     $(11,733,665)   $(10,887,455)   $ (1,161,239)
                                                           ============    ============    ============

GAIN (LOSS) PER SHARE--BASIC AND DILUTED
     CONTINUING OPERATIONS                                 $      (1.30)   $      (0.72)   $      (0.16)
     DISCONTINUED OPERATIONS                                      (0.56)          (0.55)           0.04
                                                           ------------    ------------    ------------
             TOTAL                                         $      (1.86)   $      (1.27)   $      (0.12)
                                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                           6,324,791       8,549,693       9,869,074
                                                           ============    ============    ============


      The accompanying notes are an integral part of these consolidated financial statements.



                                    HOMECOM COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  For Each of the Three Years in the Period Ended December 31, 2001



                                   Preferred Stock                   Common Stock            Treasury
                                Shares          Amount          Shares         Amount         Stock
                             ------------    ------------    ------------   ------------   ------------
Balance, December 31, 1998           --      $       --         5,072,397   $        507   $       --

Issuance of preferred
   stock and  warrants,
   net of offering costs              250               3            --             --             --
Common stock issued in
   conjunction with the
   acquisition of FIMI               --              --         1,252,174            125           --
Common stock issued in
   conjunction with the
   acquisition of
   Ganymede                          --              --           185,342             19           --
Warrant exercises                    --              --           106,875             11           --
Conversion of preferred
   stock to common shares             (37)           --           344,777             34           --
Stock option exercises               --              --            53,278              5           --
Cancellation of
   subscription
   receivable under
   employment agreements             --              --              --             --             --
Other                                --              --            25,682              3           --
Net loss                             --              --              --             --             --
                             ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1999            213               3       7,040,525            704           --

Issuance of preferred
   stock and warrants,
   net of offering costs              106               1            --             --             --
Warrant exercises                    --              --            15,077              1           --
Conversion of Series B
   preferred stock to
   common shares                     --              --           902,307             90           --
Conversion of Series C and
   D preferred stock to
   common shares                     (119)             (1)      1,391,629            139           --
Stock option exercises               --              --             8,197              1           --
Cancellation of
   subscription
   receivable under
   employment agreements             --              --              --             --             --
Penalties on Series E
   preferred stock                   --              --              --             --             --
Other                                --              --             1,421              1           --
Net loss                             --              --              --             --             --
                             ------------    ------------    ------------   ------------   ------------

Balance, December 31, 2000            200               3       9,359,156   $        936           --

Receipt of Treasury stock            --              --              --             --           (8,659)
Conversion of Series C
   preferred stock to
   common shares                       (2)           --         5,640,000            564           --
Penalties on preferred
   stock                             --              --              --             --             --
Net loss                             --              --              --             --             --
                             ------------    ------------    ------------   ------------   ------------

Balance, December 31, 2001            198    $          3      14,999,156   $      1,500   $     (8,659)
                             ============    ============    ============   ============   ============


Table continues on following page.



                              HOMECOM COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      (Continued)

            For Each of the Three Years in the Period Ended December 31, 2001


                                                                                Total
                              Additional                                     Stockholders'
                               Paid-In       Subscriptions   Accumulated       Equity
                               Capital        Receivable       Deficit        (Deficit)
                             ------------    ------------    ------------    ------------

Balance, December 31, 1998   $ 10,355,724    $   (196,878)   $ (6,710,904)   $  3,448,449

Issuance of preferred
   stock and  warrants,
   net of offering costs        5,265,031            --              --         5,265,034
Common stock issued in
   conjunction with the
   acquisition of FIMI          4,235,979            --              --         4,236,104
Common stock issued in
   conjunction with the
   acquisition of
   Ganymede                     1,248,167            --              --         1,248,186
Warrant exercises                 427,489            --              --           427,500
Conversion of preferred
   stock to common shares         141,263            --              --           141,297
Stock option exercises            209,450            --              --           209,455
Cancellation of
   subscription
   receivable under
   employment agreements             --           132,191            --           132,191
Other                              48,178            --              --            48,181
Net loss                             --              --        (9,176,199)     (9,176,199)
                             ------------    ------------    ------------    ------------

Balance, December 31, 1999     21,931,281         (64,687)    (15,887,103)      5,980,198

Issuance of preferred
   stock and warrants,
   net of offering costs        1,855,425            --              --         1,855,426
Warrant exercises                  79,617            --              --            79,618
Conversion of Series B
   preferred stock to
   common shares                1,599,044            --              --         1,599,134
Conversion of Series C and
   D preferred stock to
   common shares                     (138)           --              --              --
Stock option exercises             12,083            --              --            12,084
Cancellation of
   subscription
   receivable under
   employment agreements             --            64,687            --            64,687
Penalties on Series E
   preferred stock               (251,211)           --              --          (251,211)
Other                                --              --                                 1
Net loss                             --              --        (9,360,727)     (9,360,727)
                             ------------    ------------    ------------    ------------

Balance, December 31, 2000     25,226,101               0     (25,247,830)        (20,790)

Receipt of Treasury stock            --              --              --            (8,659)
Conversion of Series C
   preferred stock to
   common shares                     (564)           --              --              --
Penalties on preferred
   stock                         (637,573)           --              --          (637,573)
Net loss                             --              --          (452,461)       (452,461)
                             ------------    ------------    ------------    ------------

Balance, December 31, 2001   $ 24,587,964    $          0    $(25,700,291)   $ (1,119,483)
                             ============    ============    ============    ============



 The accompanying notes are an integral part of these consolidated financial statements.

                                   15(con't)


                                        HOMECOM COMMUNICATIONS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                    -----------------------------------------
                                                                        1999           2000           2001
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(9,176,198)   $(9,360,727)   $  (452,461)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                     1,916,170      1,632,939
    Write down of investment, fixed assets and intangibles                           4,638,314        477,759
    Forgiveness of subscriptions receivable                             132,189         64,687
    Expense recorded for issuance of warrants                            11,797
    Non-cash compensation expense                                        68,071
    Gain on sale of division                                         (1,144,591)
    Provision for bad debts                                             228,000       (184,851)        37,472
    Deferred rent expense                                               (31,532)      (124,321)         2,698
    Change in operating assets and liabilities:
      Accounts receivable                                              (499,465)       901,613         24,433
      Accounts payable and accrued expenses                             542,947       (228,422)      (982,431)
      Accrued payroll liabilities                                       (45,700)        85,121
      Unearned revenue                                                  167,974       (296,319)
      Other                                                             128,054        244,402
                                                                    -----------    -----------    -----------
    Net cash used in operating activities                            (7,702,284)    (2,627,564)      (892,530)
                                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture, fixtures and equipment                         (507,117)      (362,161)       (15,679)
 Cash from acquisition                                                  136,938
 Loans to related parties                                              (474,583)       200,000
 Proceeds from sale of divisions                                                                      864,603
 Release of Restricted cash                                             250,000
                                                                    -----------    -----------    -----------
    Net cash provided by (used in) investing activities                (594,762)      (162,161)       848,924
                                                                    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of capital lease obligations                                (133,691)       (54,747)       (63,764)
 Proceeds from issuance of common shares and exercise of warrants       648,682         12,084
 Proceeds from issuance of preferred shares and warrants              6,987,801      1,855,426
                                                                    -----------    -----------    -----------
  Net cash provided by financing activities                           7,502,792      1,812,763        (63,764)





                                       HOMECOM COMMUNICATIONS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                          Year Ended December 31,
                                                                 -----------------------------------------
                                                                     1999           2000          2001
                                                                 -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        $  (794,254)   $  (976,962)   $  (107,370)
CASH AND CASH EQUIVALENTS at beginning of period                   2,291,932      1,497,678        520,716
                                                                 -----------    -----------    -----------
CASH AND CASH EQUIVALENTS at end of period                       $ 1,497,678    $   520,716    $   413,346
                                                                 ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON CASH
 INVESTING AND FINANCING ACTIVITIES:
  Interest paid                                                  $    32,400    $      --      $      --
                                                                 ===========    ===========    ===========
  Capital lease obligations incurred during year on lease of
    computer equipment                                           $   308,093    $    40,474    $      --
                                                                 ===========    ===========    ===========


Year 2001

1.63 shares of preferred stock were converted into 5,640,000 shares of common stock.
123,695 shares of common stock were returned to the Company and classified as treasury stock (See Note 12).

Year 2000

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

                                            17

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation--Going Concern

     Historically, HomeCom Communications, Inc. (the "Company") developed and marketed specialized software applications, products and services to enable financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. Revenue was derived from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 2001 of approximately $26 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     On March 23, 2001 the Company announced that it was seeking to wind down its operations. Additionally, the Company has filed a preliminary Proxy Statement to announce a Special Meeting of the stockholders. One of the proposals that the stockholders are being asked to consider and vote upon is a proposal to sell the remaining hosting and website maintenance business to Tulix Systems, Inc., a company in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If completed, the sale of this business, which is the Company's only operating business, will constitute a sale of substantially all of the Company's operating assets and will leave us without any operating business with which to generate revenues or profits.

Asset Impairment

     The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company recognized a charge of $493,905 and $1,436,078 during the year ending December 31, 2001 and 2000 respectively for asset impairment.

     Investment in iDefense

     During the fourth quarter of year 2000, the Company recognized an impairment loss of $329,270 with no associated tax benefit, related to its investment in iDefense (See Note 11). The Company identified conditions including the continued losses of iDefense, the difficulty iDefense had in obtaining additional financing, as well as significant reductions in valuations of Internet related companies. The Company believed that these items were all indicators of asset impairment. During the second quarter of year 2001, the Company recorded an additional impairment charge of $493,905 with no associated tax benefit to writedown the remaining carrying value. Subsequently, on October 19th, 2001 the Company was advised that iDefense had filed Chapter 11 Bankruptcy in the Eastern District of Virginia, and under the supervision of the Bankruptcy Court the assets of iDefense had been sold. The sale did not produce sufficient funds to satisfy iDefense's creditors. The Chapter 11 filing is anticipated to be converted to Chapter 7 with liquidation of all assets in fractional satisfaction of outstanding creditor claims. No residual value for stockholders is anticipated.

     Ganymede Goodwill

     During the second quarter of 2000, the Company recognized a goodwill impairment charge of $831,310 with no associated tax benefit, related to the 1999 acquisition of Ganymede Corporation ("Ganymede") (See Note 11). The review for the impairment of these operations was triggered by cash flow losses and forecasted operating cash flows below those expected at the time that Ganymede was acquired. Accordingly, the Company concluded that intangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to this asset.

     Fixed Assets

     In the fourth quarter of year 2000, the Company recorded a charge of $275,498 related to the write-down of fixed assets at its Atlanta operations. These write-downs were a result of the conditions as outlined above relative to the future of the Company. The Company has suspended depreciation of its remaining assets.

Intangible Assets

     Intangible assets represented identifiable and unidentifiable intangible assets related to acquired businesses. Amounts assigned to certain relationships and licenses were amortized on a straight-line basis over three years; amounts assigned to retail insurance operations were amortized on a straight-line basis over seven years; costs in excess of net tangible and identifiable intangible assets acquired that were recorded as goodwill were amortized on a straight-line basis over periods ranging from three to five years. As of December 31, 2000 the remaining Intangible Assets balance of $557,173 represents the net recoverable asset in conjunction with the ultimate disposition of the FIMI operations. This amount was written off in the first quarter of 2001 in conjunction with the closing of the sale of FIMI to Digital Insurance.

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


                                      Allowance for Doubtful Accounts
                                    Three Years ended December 31, 2001
                                    -----------------------------------

                         Balance at      Additions (Reductions)      Deductions
                        Beginning of      Charged to Costs and    (A/R Written Off     Balance at End of
    Description            Period               Expenses            to Bad Debt)            Period
    -----------          ----------      ----------------------      ----------        -----------------

Year Ending 12/31/99     $ (95,384)            $(228,541)            $ 108,000            $(215,925)

Year Ending 12/31/00     $(215,925)            $  95,060             $  89,790            $ (31,075)

Year Ending 12/31/01     $ (31,075)            $ (52,321)            $  14,850            $ (68,546)


                                       19

     Historically, concentration of credit risk with respect to trade accounts receivable has been generally diversified due to the large number of entities comprising and the quality of its customer base. However, the Company's sales to its five largest customers represented approximately 76% and 89% of total revenues for the years ended December 31, 2000 and 2001, respectively. During 2000, two customers each accounted for more than 10% of the revenues of the Company. During 2001, one customer accounted for 82% of the revenues of the Company. The Company provides an allowance for accounts which are estimated to be uncollectible.

Furniture, Fixtures and Equipment, Net

     Furniture, fixtures and equipment are recorded at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures are depreciated over a 5 year life; computer equipment is depreciated over a 3 year life. Assets recorded under capital leases are amortized over the shorter of their useful lives or the term of the related leases using the straight-line method. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income. The company has suspended depreciation of its remaining assets.

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

     For the year ended December 31, 1999, $1,716,002 in revenue was recognized under the percentage-of-completion method for fixed price contracts. The weighted average completion was 89%. Revenues for other services were recognized at the time the services were provided and consisted of $1,094,906 in maintenance services, $195,424 in consulting services and $900,950 in web site hosting services.

     For the year ended December 31, 2000, $2,677,475 in revenue was recognized under the percentage-of-completion method for fixed price contracts. All contracts were 100% complete as of the end of the year. Revenues for other services were recognized at the time the services were provided and consisted of $583,441 in maintenance services, $9,020 in consulting services and $1,240,041 in web site hosting services.

     For the year ended December 31, 2001, revenues for all services were recognized at the time the services were provided and consisted of $53,181 in maintenance services and $1,226,305 in web site hosting services.

Advertising Expenses

     Advertising costs are expensed when incurred. Advertising expenses were approximately $1,147,000, $216,098 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Basic and Diluted Loss Per Share

     Basic and diluted loss per share are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 2001, the numerator and denominator are the same for both basic and diluted loss per share.

     The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                      1999             2000           2001
                                                  ------------    ------------    ------------

Loss from continuing operations                   $ (5,690,281)   $ (4,604,452)       (847,004)
Less: Deemed Preferred stock dividend               (2,557,466)     (1,526,728)       (708,778)
                                                  ------------    ------------    ------------
Loss from continuing operations applicable to
   common shareholders                              (8,247,747)     (6,131,180)     (1,555,782)
Discontinued operations                             (3,485,917)     (4,756,275)        394,543
                                                  ------------    ------------    ------------
Net loss applicable to common shareholders        $(11,733,664)   $(10,887,455)     (1,161,239)
                                                  ============    ============    ============
Weighted average common shares outstanding--
   Basic and diluted                                 6,324,791       8,549,693       9,869,074
                                                  ------------    ------------    ------------
Loss per share--continuing operations                    (0.90)          (0.72)          (0.16)
Loss per share--discontinued operations                  (0.96)          (0.55)           0.04
                                                  ------------    ------------    ------------
                                                  $      (1.86)   $      (1.27)          (0.12)
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

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

Other Matters

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

     Furniture, fixtures and equipment, net, are comprised of the following as of:

                                                              December 31,
                                                      --------------------------
                                                          2000           2001
                                                      -----------    -----------
Furniture and fixtures                                $   235,921    $     8,940
Computer equipment                                      1,225,407         88,961
Computer equipment under capital leases                   843,708              0
                                                      -----------    -----------
                                                        2,305,036         97,901
Less: accumulated depreciation and amortization        (1,553,450)
Less: write down to fair value less costs to sell        (275,498)
                                                      -----------    -----------
                                                      $   476,088    $    97,901
                                                      ===========    ===========


     During the year ending December 31, 2000 Furniture, Fixtures and Equipment were adjusted to reflect estimated realizable value pending sale. This approach to fixed assets has been maintained during the year ending December 31, 2001, given the business conditions outlined above relative to the future of the company.

3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                           December 31,
                                                   ----------------------------
                                                       2000             2001
                                                   -----------      -----------
Licenses and training programs                     $   172,269      $
Bank and carrier relationships                         450,000
Retail insurance operations                          1,500,000
Goodwill                                             3,830,888          557,173
                                                   -----------      -----------
                                                     5,953,157          557,173
Less: Accumulated amortization                      (2,028,297)
Less: Write down related to asset
      impairment and sale of division               (3,367,687)        (557,173)
                                                   -----------      -----------
                                                   $   557,173      $         0
                                                   ===========      ===========


     Amortization expense relating to intangible assets was $1,337,655 for the year ended December 31, 1999. Amortization charged to expense in 2000 was $987,564, of which $63,912 related to the amortization of Ganymede goodwill and $923,652 related to the amortization of FIMI intangibles. The $3,367,687 write down in 2000 related to asset impairment consists of $831,310 related to the purchase of Ganymede in 1999 (See Note 1) and $2,536,377 related to the sale of FIMI (See Note 12). The $557,173 write down in 2001 represents the remaining intangible value of FIMI that was written off in the process of the closing of the sale.

4. SEGMENT INFORMATION

     Historically, the Company was organized into five separate business units. The Company determined that its reportable segments were those that were based on the Company's method of internal reporting, which disaggregated its business by product and service category into business units. The Company's reportable segments were: custom Web development (FAST), Internet outsourcing services (HostAmerica), Internet security services (HISS), Internet Banking, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc. On January 31, 2001 the Company sold all of the assets of its InsureRate/FIMI unit to Digital Insurance, Inc. and on March 15, 2001 the Company sold the remaining assets of its Internet Banking group to Netzee, Inc. The Company currently operates in a single business segment.

The contribution of each historical business segment for the year 2000 and 1999 to total discontinued operations is reflected in the following table.

                        Discontinued Operations Segments
                        --------------------------------

                                                           Year Ended
                                                          December 31,
                                                  -----------------------------
                                                       1999             2000
                                                   -----------      -----------
Revenues:
   HISS                                            $   257,000      $
   FIMI                                              2,438,168        2,497,366
   Internet Banking                                    210,723          465,467
                                                   -----------      -----------
   Totals                                          $ 2,905,891      $ 2,962,833
                                                   ===========      ===========

Gain (Loss) from Discontinued Operations
   HISS                                            $  (497,826)
   FIMI                                             (2,736,678)     $(1,970,584)
   Internet Banking                                 (1,396,004)         214,686
                                                   -----------      -----------
   Totals                                          $(4,630,508)     $(1,755,898)
                                                   ===========      ===========

5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under noncancelable operating lease agreements expiring through 2002. The Company has previously entered into capital leases of computer equipment. Future minimum lease payments under operating leases are $131,593 for the year ending December 31, 2002.

     The Company had leased office space in New York City, Chicago, Houston, and Atlanta. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases. The Company has abandoned facilities in New York, Houston, Chicago, and Atlanta. Liabilities have been settled with the leaseholders in Houston and Chicago. Lease obligations are still outstanding in Atlanta and New York. As such, a real estate disposition liability of approximately $240,000 has been provided for.

     Rental expense under operating leases was approximately $588,000, $831,999 and $150,307 for the years ended December 31, 1999, 2000 and 2001 respectively.

     Various legal proceedings may arise in the normal course of business. Additionally, the Company's software and equipment are vulnerable to computer viruses or similar disruptive problems caused by customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Moreover, customers of the Company could use computer files and information stored on or transmitted to Web server computers maintained by the Company to engage in illegal activities that may be unknown or undetectable by the Company, including fraud and misrepresentation, and unauthorized access to computer systems of others. Furthermore, inappropriate use of the Internet by third parties could also jeopardize the security of customers' confidential information that is stored in the Company's computer systems. Any such actions could subject the Company to liability to third parties. The Company does not have errors and omissions, product liability or other insurance to protect against risks caused by computer viruses or other misuse of software or equipment by third parties. The Company does maintain errors and omissions to protect it from malfunctions or non-merchantability of its software products and from potential market conduct liabilities relating to its insurance and securities operations. Although the Company attempts to limit its liability to customers for these types of risks through contractual provisions, there can be no assurance that these provisions will be enforceable. Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

     At December 31, 2000 and 2001, 442,000 warrants are outstanding at a weighted average exercise price of $4.16.

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $792,000, $18,000, and $2,672 of the beneficial conversion was amortized in 1999, 2000 and 2001, respectively. During 1999, 10 shares of Series B Preferred Stock were converted into 63,317 shares of common stock. During 2000, 97.19 shares of Series B Preferred Stock were converted into 902,307 shares of common stock.

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $3,323,748 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $3,170,904 assigned to the preferred stock and $152,844 assigned to the warrants as of July 27, 1999. The Company then allocated $1,678,505 of the Series C net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $1,485,000, $72,000, and $190 of the beneficial conversion was amortized in 1999, 2000 and 2001, respectively. During 1999, 37.5 shares of Series C Preferred Stock were converted into 281,460 shares of common stock. During 2000, 45.4 shares of Series C Preferred Stock were converted in to 802,056 shares of common stock. During 2001, 1.63 shares of Series C Preferred Stock was converted into 5,640,000 shares of Common Stock.

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

     The right of the holders of the Series D Preferred Stock to convert their shares is also subject to the following restrictions: (i) during the period beginning on the issuance date through the following 90 days, each holder may not convert more than 25% of the Series D Preferred Stock purchased by such holder; (ii) during the period beginning on the issuance date through the following 120 days, each holder may not convert more than 50% of the Series D Preferred Stock purchased by such holder; and (iii) during the period beginning on the issuance date through the following 150 days, each holder may not convert more than 75% of the Series D Preferred Stock purchased by such holder. At any time after the issuance date, the Company shall have the right, in its sole discretion, to redeem, from time.

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

     Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement under the Securities Act of 1933 with respect to a minimum of 1,808,293 shares of common stock issueable upon conversion of the Series E Preferred Stock and exercise of the Series E Preferred Warrants. The Company is obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. As of March 12, 2002, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In accordance with the terms of the private placement, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. $251,211 and $637,572 was recorded as a deemed dividend to the Preferred Stockholders for the years ended December 31, 2000 and 2001, respectively.

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,855,426 to the Series E Preferred Stock and the Series E Preferred Warrants based on their relative fair values at the issuance date, resulting in $1,791,211 assigned to the Series E Preferred Stock and $64,215 assigned to the Series E Preferred Warrants as of April 14, 2000. The Company then allocated $1,059,347 of the Series E Preferred Stock net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $905,000 and $68,344 of the beneficial conversion was amortized in 2000 and 2001, respectively. The balance of the beneficial conversion feature will be recognized through April 14, 2003.

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

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                                            December 31,
                                                  ------------------------------
                                                    1999       2000       2001
                                                  --------   --------   --------

Risk-free interest rate                             5.11%      5.58%        N/A
Volatility factors of the expected market
   price of the Company's common stock               110%        85%       106%
Weighted average expected life of the options     5 years    5 years    5 years
Expected dividend yield                                0%         0%         0%

     Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 1999, 2000 and 2001 would have been the pro forma amounts listed below:


                                                    Year Ended December 31,
                                          -------------------------------------------
                                              1999            2000            2001
                                          ------------    ------------    -----------
Loss applicable to common shareholders:
  As reported                             $(11,733,665)   $(10,887,455)   $(1,161,239)
  Pro forma                                (12,591,580)    (11,496,918)    (1,073,237)
Basic and diluted loss per share:
  As reported                                    (1.86)          (1.27)         (0.12)
  Pro forma                                      (1.99)          (1.34)         (0.11)


Option activity under all of the stock option plans is summarized as follows:

                                                              Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                             1999                      2000                       2001
                                   ------------------------  -------------------------   ----------------------
                                                  Weighted-                  Weighted-                Weighted-
                                                  Average                    Average                  Average
                                      Shares      Exercise     Shares        Exercise      Shares     Exercise
                                                    Price                      Price                    Price
                                   ------------------------  -------------------------   ----------------------

Outstanding at beginning of year       558,610      $4.59     1,155,259        $4.49     $   791,644     2.75
Granted                              1,067,958       4.31       924,688         1.17               0     0.00
Exercised                              (53,278)      3.93        (4,500)        4.06               0     0.00
Forfeited                             (418,031)      4.25    (1,283,803)        3.10        (402,559)    2.87
                                    ----------               ----------                  -----------
Outstanding at end of year           1,155,259       4.49       791,644         2.75         389,085     2.31
                                    ==========                  =======                  ===========
Options exercisable at year end        251,112       4.85       348,349         3.52         239,081     3.32
                                    ==========                  =======                  ===========
Shares available for future grant      912,912                1,080,187                    1,610,915
                                    ==========                =========                  ===========
Weighted-average fair value of
  options granted during the year
  at the shares' fair value         $     3.10              $      0.40                  $      0.00
                                    ==========              ===========                  ===========


The following table summarizes information about fixed options outstanding at December 31, 2001.

                                                             Weighted Average
                                                           Remaining Contractual
Exercise Prices                                 Shares             Life
---------------                                --------    ---------------------
$0.59-0.75                                      232,761             8.1
$2.18-2.81                                        3,000             6.2
$3.47-4.55                                       92,687             5.9
$5.25-6.50                                       60,637             5.9
                                               --------
                                                389,085             7.3
                                               ========


12. ACQUISITIONS, DIVESTITURES AND DISCONTINED OPERATIONS

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

     On January 31, 2001, the Company sold substantially all of the assets of FIMI and its affiliates to Digital Insurance, Inc. ("Digital") for approximately $458,000 in cash and the assumption of certain liabilities. Additionally, the FIMI notes were defaulted on and were exchanged for 123,695 shares of Company common stock that collateralized the notes. This Common stock was returned to the Company and has been treated as Treasury stock. It has been valued at $8,659, or $0.07 per share, the fair market value at closing. Additionally, the warrants were forfeited. The purchase price was established through arms' length negotiations between the Company and Digital.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a loss of approximately $3 million on the sale of the assets of FIMI in 2000.

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

     The fair value of the common stock was established at the time of the transaction based upon the review of recent investment activity in iDefense. The stated fair value of the stock in the purchase agreement was to be $20.50/share. As iDefense was a private company, no quoted prices or exchanges were available. However, iDefense had sold shares for cash in private placement transactions near year end. iDefense had sold shares for $25.00/share with the investor receiving the same number of shares for free as an inducement. These transactions resulted in a transaction with a fair value of $12.50/share. Given the shares tendered in consideration within the sale, the value of the investment in iDefense was determined to be $823,175. The sale was an arms' length transaction and there were no related parties.

     The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a gain of approximately $1.14 million on the sale of the HISS unit in 1999. Subsequently, the Company has written off its entire investment in iDefense (See Note 1).

     Internet Banking

     On March 15, 2001, the Company sold substantially all of the assets of its Internet Banking group to Netzee, Inc. ("Netzee") for $406,603 in cash. The purchase price was established through arms' length negotiations between the Company and Netzee. The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented. The Company recorded a gain of $394,543 on the sale of the Internet Banking group in 2001.

13. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                     December 31,
                                      -----------------------------------------
                                          1999           2000           2001
                                      -----------    -----------    -----------
Temporary differences:
Allowance for uncollectibles          $    82,052    $              $
Vacation accrual                           29,812
Depreciation                              113,930
Deferred rent expense                      19,490
Cash to accrual adjustment                100,278
Other accruals                            160,000        102,000
Software development expenses              32,620
Net operating loss carryforward         5,043,323      6,018,000        400,000
                                      -----------    -----------    -----------
Deferred tax asset                      5,581,505      6,200,000        400,000
Valuation allowance                    (4,896,133)    (6,200,000)      (400,000)
                                      -----------    -----------    -----------
Net deferred tax asset                    685,372           --             --

Acquired intangibles                     (685,372)          --             --
                                      -----------    -----------    -----------
Deferred tax liability                   (685,372)          --             --
                                      -----------    -----------    -----------
Net deferred tax asset (liability)    $      --      $      --      $      --
                                      ===========    ===========    ===========


     At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $18 million which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during 1997 resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the future utilization of the Company's net operating loss carryforwards as of the change date. Certain stock transactions occurring in 1998 and 1999 may have resulted in the Company incurring an ownership change, which may result in a limitation on the Company's future utilization of net operating loss carryforwards generated in 1998 and 1999. Based on the cumulative losses in recent years and the limitation and the use of the Company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset.

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

(ii) The reports of PWC on our consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, in its report on our financial statements for the fiscal years ended December 31, 1999 and 1998, it included the following explanatory paragraph: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

(v) On February 13, 2001, we delivered a copy of the disclosures which we made in Item 4 on Form 8-K as filed on February 14, 2001, and requested that PWC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not PWC agreed with such disclosures. A copy of such letter dated February 13, 2001 indicating such agreement was filed as Exhibit 16.1 to that Form 8-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Executive Officers and Significant Employees

     The names and ages of the directors and executive officers of the Company as of December 31, 2001 and certain information about them are set forth below.

     Name                     Age    Position
     ----                     ---    --------
     Gia Bokuchava, Ph.D      38     Chief Technical Officer and Director
     Timothy R. Robinson      38     Executive Vice President, Chief Financial
                                     Officer and Director
     Nino Doijashvili, Ph.D.  40     Director of Technical Services and Director
     David Danovitch          39     Director
     Larry Shatsoff           47     Director
     Michael Sheppard         51     Director

     William Walker resigned from his position as a member of the Board of Directors in September 2000. In November of 2000, Claude A. Thomas and Daniel A. Delity resigned from their positions as members of the Board (Ms. Doijashvili was named to the Board in April 2001 to fill Mr. Thomas' position and Mr. Danovitch was named to the Board in November 2001 to fill Mr. Delity's position, until such positions expire). In December of 2000, James Wm. Ellsworth resigned as a member of the Board (in November 2001, Mr. Shatsoff was named to the Board to fill Mr. Ellsworth's position until such position expires). Roger Nebel resigned from his position as a member of the Board in February 2001 (Mr. Robinson was named to the Board in March 2001 to fill Mr. Nebel's position until Mr. Nebel's term expires). Harvey Sax resigned from the Board effective March 29, 2001 (in November 2001, Mr. Sheppard was named to the Board to fill Mr. Sax's position until such position expires).

     The Board is divided into three classes, each of which serves a three-year term. The Class I directors (Ms. Doijashvili, and Mr. Danovitch, formerly Mr. Thomas, Mr. Walker and Mr. Delity) were to serve until the 2001 Annual Meeting of Stockholders. However, because we never had a 2001 Annual Meeting of Stockholders, they remain on the Board of Directors. The Class II directors (Dr. Bokuchava and Mr. Robinson, formerly Mr. Nebel) will serve until the 2002 Annual Meeting of Stockholders. The Class III directors (formerly Messrs. Sax and Ellsworth) were to serve until the 2000 Annual Meeting of Stockholders. However, because we never held the 2000 Annual Meeting of Stockholders, these individuals remain on the Board of Directors as well. Please note, however, that we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors if we complete the Asset Sale. This would leave us with one Class I director (David Danovitch), no Class II directors, and two Class III directors (Messrs. Shatsoff and Sheppard).

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

     Nino Doijashvili, Ph.D., has served as our Director of Technical Services since December of 1997. Prior to that Dr. Doijashvili served as one of our Senior Software Engineers from September 1995 until December 1997. Dr Doijashvili served as a visiting professor at Emory University from February 1995 until September 1995. From September 1989 until February 1995, Dr. Doijashvili was an Associate Professor at the Georgia Technical University, Tbilisi, Georgia (formerly a part of the Soviet Union) teaching CAD/CAM systems and computer science. Dr Doijashvili received a doctorate in Computer Science from Moscow Technical University, Russia in February 1989. Dr. Doijashvili has been a member of the Board since April 2001.

     David Danovitch, 39, is currently a Senior Partner of NewWest Associates, LLC, an international firm specializing in business consultancy, Del Rey Investments, LLC., a merchant banking firm, and NewWest Films, a feature film production and finance concern. The companies are involved with a variety of enterprises throughout the world in a variety of industries, including technology, medical device, entertainment, and energy concerns. Prior to joining NewWest and Del Rey, Mr. Danovitch was a Managing Director of Cambridge Partners, a merchant bank with $1.7 billion under management, which focused on misunderstood or mis-financed companies and assets. Prior to joining Cambridge, he was a founding principal of Snowden Capital, Inc., a New York City-based investment banking and direct investment firm focused on serving the corporate finance needs of middle market companies. Mr. Danovitch received a bachelor of arts from Kenyon College in 1984, a juris doctor from Suffolk University Law School in 1987, and an L.L.M. in Taxation from Boston University School of Law in 1988. He is a member of the District of Columbia, Massachusetts, and New York bar associations. His honors include having been named by the American Banker - the primary industry publication - as one of the "50 Most Influential People in Banking" in 1990. Throughout his career, he has been a speaker at many seminars and conferences covering a range of issues in a variety of industry and has served on several boards of directors of both for-profit and not-for-profit concerns, including, among others, the boards of Imaging Diagnostic Systems, Inc., Renaissance, Inc., Milestone Pictures, Vidikron of America, Inc., and Great Clips Mid-Atlantic Regional Companies, Inc. Mr. Danovitch also serves as a director of Imaging Diagnostic Systems, Inc. and Markland Technologies, Inc.

     Lawrence Shatsoff, 47, is President of Markland Technologies, Inc., a technology company involved in the sale and marketing of home theater products, and serves on the board of directors of Markland. Prior to becoming President of Markland in June 2001, Mr. Shatsoff served from June 2000 to April 2001 in various executive capacities and as a director of Corzon, Inc., a telecommunications company. From 1995 to 2000, Mr. Shatsoff was the Vice President and Chief Operations Officer of DCI Telecommunications, Inc. From 1991 to 1994 he served as Vice President and Chief Operations Officer of Alpha Products, a computer circuit board sales and manufacturing company. Mr. Shatsoff graduated in 1975 from Rider College with a B.S. Degree in Decision Sciences and Computers.

     Michael Sheppard, 51, is the President of Technest Holdings, Inc. Mr. Sheppard joined Technest in 1997, and heads up the day-to-day strategy of Technest. Prior to joining Technest, Mr. Sheppard was the Chief Operating Officer of Freelinq Communications, a provider of real time video-on-demand via ATM/XDSL technology. Mr. Sheppard has also acted as the Chief Executive Officer and Chief Operating Officer of several early stage development companies, overseeing the development of a corporate infrastructure for each company. From 1980 to 1992, Mr. Sheppard served as the President of Lee America, a Westward Communications Company whose North American holdings included Panavision, Inc. Mr. Sheppard has an extensive background in the entertainment industry and received a BA and an MFA in film from New York University.

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

     Based solely on its review of the copies of such forms received by it, the Company believes that, to the best of its knowledge, each of its officers, directors, and greater than ten-percent owners complied with all section 16(a) filing requirements applicable to them during the year ended December 31, 2001, except that the Company did not receive duplicate filings pursuant to Rule 16a-3(e) of any Section 16(a) reports that may have been filed by Brittany Capital Management Limited, David Donovitch, Larry Shatsoff or Michael Sheppard and therefore is uncertain whether these persons filed the required reports.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the total compensation paid or accrued by the Company in 2001 to its Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus exceeded $100,000 (each, a "Named Executive Officer"):

                                    SUMMARY COMPENSATION TABLE

                                                Annual                         Long-Term
                                             Compensation                 Compensation Awards

                                                                       Number of
                                                                       Securities
                                                        Other Annual   Underlying    All Other
        Position             Year    Salary     Bonus   Compensation     Options    Compensation
        --------             ----    ------     -----   ------------     -------    ------------
                                                        (1)
Harvey W. Sax                2001    $37,500                $150,000
    Former President,        2000    146,297
    Former Chief             1999    147,420                              50,000
    Executive Officer
    and Former Director

Gia Bokuchava, Ph.D          2001   $105,000
    Chief Technical          2000    102,022                 $66,518
    Officer and Director     1999    100,019                  75,566

Timothy R. Robinson          2001   $135,000   $25,000
    Executive Vice           2000     70,885    30,000                   150,000
    President, Chief         1999        N/A
    Financial Officer
    and Director

Nino Doijashvili             2001   $102,000
    Director of              2000     98,695                  $8,755
    Technical Services       1999     85,641                  10,544
    and Director

---------------------

     (1)Pursuant to the employment agreements between the Company and Drs.
     Bokuchava and Doijashvili, Dr. Bokuchava and Dr. Doijashvili were eligible to receive cash bonuses to repay certain promissory notes issued by them to the Company in connection with their individual purchase of shares of Common Stock from the Company in August 1996.

     Each of the Company's executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

     Mr. Sax received $150,000 as a part of his termination agreement with the company (see item 13).



     No options were granted to or exercised by named executive officers in 2001. The following table sets forth the value of options held by the executive officers at December 31, 2001:


                    Option Exercises in Last Fiscal Year and Year-End Option Values

                                                  Number of Securities
                                                 Underlying Unexercised          Value of Unexercised
                       Shares                          Options at               In-The-Money Options at
                      Acquired       Value          December 31, 2001              December 31, 2001
Executive Officer    on Exercise   Realized   Unexercisable    Exercisable    Unexercisable    Exercisable
-----------------    -----------   --------   -------------    -----------    -------------    -----------

Gia Bokuchava, Ph.D       0            0               0         25,000             $0              $0

Tim Robinson              0            0         112,500         37,500             $0              $0

Nino Doijashvili          0            0          16,667         29,760             $0              $0


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

Additional Information with Respect to Compensation Committee

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



     With the resignation of the directors and the recent appointments of Mr.
Robinson, Ms. Doijashvili, Mr. Bokuchava, Mr. Danovitch, Mr. Shatsoff and Mr.
Sheppard to the Board of Directors, these committees have been disbanded and were not reconstructed upon the filling of vacancies on the Board of Directors.
There were no changes to the Company's executive compensation policies in 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables provide information as of March 12, 2001, concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director for the Company, (3) each Named Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors, and executive officers of the Company and, unless otherwise indicated, each of the stockholders has indicated that they have sole voting and investment power with respect to the shares beneficially owned. This table excludes holders of our convertible securities who have agreed to limit the number of shares of common stock that any such shareholders hold at any one time to not more than 4.99% of the outstanding shares of our common stock.

                                                        Amount of Nature of
Title of Class    Name of Beneficial Owner (2)        Beneficial Ownership (3)    Percent of Class
--------------    ----------------------------        ------------------------    ----------------
Common            Brittany Capital Management                5,640,000                 37.6%
Common            Harvey W. Sax (4)                            823,534                  5.5%
Common            George Bokuchava, Ph.D. (5)                   64,559                  (1)
Common            Nino Doijashvili (7)                          34,704                  (1)
Common            Timothy Robinson (6)                          37,500                  (1)
Common            All executive Officers and                                            (1)
                  Directors as a group (Messrs.
                  Bokuchava, Doijashvili and Robinson)         136,763                  (1)
------------------------

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

(4) Excludes 5,000 common shares owned by a family member, to which Mr. Sax disclaims beneficial ownership.

(5) Includes 25,000 shares of Common Stock issuable upon the exercise of options outstanding as of March 12, 2001 at a weighted average exercise price of $4.48 per share.

(6) Includes 37,500 shares of Common Stock issuable upon the exercise of options outstanding as of March 12, 2001 at an exercise price of $0.75. Excludes 112,500 shares of Common Stock issuable upon the exercise of options outstanding held by Timothy Robinson as of March 12, 2001 at an exercise price of $.75 which are not currently exercisable and which become exercisable more than 60 days following the date of this Statement.

(7) Includes 29,760 shares of Common Stock issuable upon exercise of options outstanding as of March 12, 2001 at a weighted average exercise price of $0.59. Excludes 16,667 shares of Common Stock issuable upon the exercise of options outstanding as of March 12, 2001 at a weighted average exercise price of $0.59 which are not currently exercisable and which become exercisable more than 60 days following the date of this Statement.

     Currently, there are 17.813 shares of our Series B preferred stock, 90.478 shares of our Series C preferred stock, 1.291 shares of our Series D preferred stock and 106.35 shares of our Series E preferred stock outstanding. All of these shares of preferred stock are convertible into shares of our common stock at any time. If all of these shares were converted into shares of common stock, we would have an insufficient number of shares of common stock authorized by our Certificate of Incorporation to support such conversions.

Changes in Control

     On December 28, 2001, Brittany Capital Management Limited ("Brittany"), an entity organized under the laws of the Bahamas, purchased a total of 5,640,000 shares of the Company's common stock from MacNab LLC ("MacNab") in a series of private transactions with MacNab. Brittany paid an aggregate amount of approximately $20,000 to MacNab for these shares. The shares that MacNab sold to Brittany had been issued to MacNab in a series of conversions by MacNab of
1.62855 shares of Series C convertible preferred stock into shares of the Company's common stock. As a result of these transactions, Brittany is now the beneficial owner of 37.6% of the outstanding shares of our common stock. MacNab now holds 90.478 shares of Series C convertible preferred stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     On March 31, 2001, the Company entered into a separation and release agreement with Harvey W. Sax pursuant to which Mr. Sax resigned as President, Chief Executive Officer and Director of the Company. Pursuant to this agreement, the Company paid Mr. Sax a severance payment of $150,000, representing the amount to which he would have been entitled had he been terminated, and the Company and Mr. Sax released one another from various potential claims and liabilities. Additionally, all warrants and options held by Mr. Sax became fully vested as of the date of his resignation.

     We are negotiating an agreement with Tulix to sell substantially all of the assets used in our hosting and web site maintenance business to Tulix. Timothy
R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both HomeCom and Tulix, own all of the outstanding stock of Tulix. As the transaction is currently proposed, we would sell these assets to Tulix in exchange for 15% of the outstanding capital stock of Tulix and the assumption of certain of our liabilities by Tulix. Tulix will be capitalized with a total investment of $20,000 from Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili. If the sale is completed, we will pay severance payments of approximately $67,500 and $78,500 to Mr. Robinson and Mr. Bokuchava, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(A)  List of Financial Statements

     (1) Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001.

     (2) Consolidated Statements of Operations for years ended December 31, 1999, December 31, 2000 and December 31, 2001.

     (3) Consolidated Statement of Changes in Stockholder's Equity (Deficit) for years ended December 31, 1999, December 31, 2000 and December 31, 2001.

     (4) Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 2000 and December 31, 2001.

(B)  Exhibits

Exhibit                           Description
-------                           -----------

2.1 --Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc.*****

2.2 --Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001.*****

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

10.9 --Member Level Agreement between Microsoft Corporation and the Registrant, effective May 1996.*

10.10 --Master Agreement for internet Services and Products between BBN Planet Corporation and the Registrant, dated February1, 1996.*

10.11 --Authorized Business Partners Agreement between BBN Planet Corporation and the Registrant, dated May 14, 1996

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

10.15 --Marketing Associate Solution Alliance Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.*

10.16 --Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**

10.17 --Letter agreement dated January 16, 1997 between the Registrant, David A. Blech, Esther Blech and the Edward A. Blech Trust.*

10.18       --HomeCom Communications, Inc. Employee Stock Purchase Plan.*

10.19 --5% Convertible Debenture Purchase Agreement dated effective September 19, 1997 between the Registrant, euro factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and CPLBO.***

10.20 --Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.21 --Registration Rights Agreement dated effective September19, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.22 --Letter agreement dated September 23, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.23 --Letter agreement dated September 27, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.24 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.25 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.26 --Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

10.27 --Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

10.28 --Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P.***

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

10.73 --Transfer Agent Instructions dated as of September 28, 1999(previously filed).

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

10.76 --Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.77 --Asset Purchase Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.78 --Bill of Sale and Assignment, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.79 --Non-solicitation and Non-compete Agreement, Dated October1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.80 --Registration Rights Agreement, October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.81       --Form of Opinion of Purchaser's Counsel.+++++

10.82       --Form of Opinion of Seller's Counsel.+++++

10.83 --Referral and Service Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.84 --Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.85       --Resignation Letter of Krishan Puri, dated November 1, 1999.++++++

10.86 --Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000.

10.87 --Amendment to employment Agreement between Registrant and George Bokchava dated January 10, 2001.

10.88 --Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications, Inc. and Harvey Sax******

21.1        --List of Subsidiaries.***

23.1        --Consent of Feldman Sherb, & Co., P.C.

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

**** Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on April 28, 1998 . + Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on June 25, 1998.

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

***** Incorporated herein by reference to exhibit of the same number of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.

****** Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.


(B)  Reports on Form 8-K

     There were no reports submitted on form 8-K during the fourth quarter of 2001.

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


        Signature                              Title                              Date
        ---------                              -----                              ----

/s/ TIMOTHY R. ROBINSON        Vice President--Chief Financial Officer       March 29, 2001
--------------------------
Timothy R. Robinson

/s/ GIA BOKUCHAVA, PH.D.       Chief Technical Officer; Director             March 29, 2001
--------------------------
Gia Bokuchava, Ph.d.

/s/ NINO DOIJASHVILI, PH.D     Director of Technical Services, Director      March 29, 2001
--------------------------
Nino Doijashvili, Ph.d.

/s/ DAVID DANOVITCH            Director                                      March 29, 2001
--------------------------
David Danovitch

/s/ LARRY SHATSOFF             Director                                      March 29, 2001
--------------------------
Larry Shatsoff

/s/ MICHAEL SHEPPARD          Director                                       March 29, 2001
 -------------------------
Michael Sheppard


                                       46

                                  EXHIBIT INDEX


Exhibit                             Description
-------                             -----------

2.1 --Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc.*****

2.2 --Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001.*****

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

10.9 --Member Level Agreement between Microsoft Corporation and the Registrant, effective May 1996.*

10.10 --Master Agreement for internet Services and Products between BBN Planet Corporation and the Registrant, dated February1, 1996.*

10.11 --Authorized Business Partners Agreement between BBN Planet Corporation and the Registrant, dated May 14, 1996

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

10.15 --Marketing Associate Solution Alliance Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.*

10.16 --Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys Corporation.**

10.17 --Letter agreement dated January 16, 1997 between the Registrant, David A. Blech, Esther Blech and the Edward A. Blech Trust.*

10.18       --HomeCom Communications, Inc. Employee Stock Purchase Plan.*

10.19 --5% Convertible Debenture Purchase Agreement dated effective September 19, 1997 between the Registrant, euro factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and CPLBO.***

10.20 --Form of 5% Convertible Debenture issued by the Registrant and held by Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.21 --Registration Rights Agreement dated effective September19, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.22 --Letter agreement dated September 23, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.23 --Letter agreement dated September 27, 1997 between the Registrant, Euro Factors International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

10.24 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.25 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc.***

10.26 --Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

10.27 --Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997.***

10.28 --Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P.***

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

10.73 --Transfer Agent Instructions dated as of September 28, 1999(previously filed).

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

10.76 --Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC (previously filed).

10.77 --Asset Purchase Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.78 --Bill of Sale and Assignment, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.79 --Non-solicitation and Non-compete Agreement, Dated October1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.80 --Registration Rights Agreement, October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.81       --Form of Opinion of Purchaser's Counsel.+++++

10.82       --Form of Opinion of Seller's Counsel.+++++

10.83 --Referral and Service Agreement, dated October 1, 1999, by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.84 --Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom Communications, Inc. and Infrastructure Defense, Inc.+++++

10.85       --Resignation Letter of Krishan Puri, dated November 1, 1999.++++++

10.86 --Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000.

10.87 --Amendment to employment Agreement between Registrant and George Bokchava dated January 10, 2001.

10.88 --Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications, Inc. and Harvey Sax******

21.1        --List of Subsidiaries.***

23.1        --Consent of Feldman Sherb, & Co., P.C.

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

**** Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on April 28, 1998 . + Incorporated herein by reference to exhibit of the same number in Form 8-K of the Registrant filed with the Commission on June 25, 1998.

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

***** Incorporated herein by reference to exhibit of the same number of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.

****** Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.