Form 10-Q
period 2002-03-31
HOMECOM COMMUNICATIONS INC
filed 2002-05-15
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

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

                                 (404) 237-4646
                                 --------------
                           (Issuer's Telephone Number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, there were 14,999,156 shares of the registrant's Common Stock, par value $0.0001 per share.



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                             HOMECOM COMMUNICATIONS, INC.

                        Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

                                                                                March 31, 2002    December 31, 2001
                                                                                 (unaudited)
                                                                                 ------------     -----------------
                                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $    219,997        $    413,346
   Accounts receivable, net                                                           367,558             154,144
                                                                                 ------------        ------------
     Total current assets                                                             587,555             567,490
Furniture, fixtures and equipment held for sale                                       110,084              97,901
                                                                                 ------------        ------------
     Total assets                                                                $    697,639        $    665,391
                                                                                 ============        ============

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $  1,689,422        $  1,527,644
                                                                                 ------------        ------------
     Total current liabilities                                                      1,689,422           1,527,644
Other liabilities                                                                       3,836               5,480
                                                                                 ------------        ------------
     Total liabilities                                                              1,693,258           1,533,124
                                                                                 ------------        ------------
   Redeemable Preferred stock, Series B, $.01 par value, 125 shares authorized,
     125 shares issued at March 31, 2002 and December 31, 2001 and 17.8 shares outstanding at March 31, 2002 and December 31, 2001, convertible,
     participating; $410,029 liquidation value as of March 31, 2002                   251,750             251,750
                                                                                 ------------        ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized, 14,999,156
     shares issued and outstanding at March 31, 2002 and December 31, 2001              1,500               1,500
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized,
     90.5 shares outstanding at March 31, 2002 and December 31, 2001,
     convertible, participating; $2,100,191 liquidation value at March 31, 2002             1                   1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized,
     1.3 shares outstanding at March 31, 2002 and December 31, 2001,
     convertible, participating; $29,704 liquidation value at March 31, 2002                1                   1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and authorized, 106.4 shares outstanding at March 31, 2002 and December 31,
     2001, convertible, participating; $2,460,793 liquidation value at March
     31, 2002                                                                               1                   1
   Treasury stock, 123,695 shares at March 31, 2002 and December 31, 2001              (8,659)             (8,659)
   Additional paid-in capital                                                      24,428,367          24,587,964
   Accumulated deficit                                                            (25,668,580)        (25,700,291)
                                                                                 ------------        ------------
     Total stockholder's deficit                                                   (1,247,369)         (1,119,483)
                                                                                 ------------        ------------
     Total liabilities and stockholder's deficit                                 $    697,639        $    665,391
                                                                                 ============        ============


                      The accompanying notes are an integral part of these financial statements.



                          HOMECOM COMMUNICATIONS, INC.

        Consolidated Statements of Operations for the three months ended
                            March 31, 2002 and 2001

                                                           Three Months Ended
                                                               March 31,
                                                              (unaudited)
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
Revenues                                              $    371,264    $    329,812
Cost of Revenues                                           236,017         324,973
                                                      ------------    ------------
GROSS PROFIT                                               135,247           4,839
                                                      ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                        --              --
   Product development                                        --              --
   General and administrative                              105,001         243,376
   Depreciation and amortization                              --              --
                                                      ------------    ------------
     Total operating expenses                              105,001         243,376
                                                      ------------    ------------
OPERATING INCOME (LOSS)                                     30,246        (238,537)
OTHER EXPENSES (INCOME)
   Other income, net                                        (1,465)         (7,654)
                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         31,711        (230,883)

INCOME TAX PROVISION (BENEFIT)                                --              --
                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS                             31,711        (230,883)
LOSS FROM DISCONTINUED OPERATIONS                             --              --
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT                          262,940
                                                      ------------    ------------
NET INCOME (LOSS)                                           31,711          32,057

DEEMED PREFERRED STOCK DIVIDEND                           (176,684)        (36,603)
                                                      ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $   (144,973)   $     (4,546)
                                                      ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                 $      (0.01)   $      (0.03)
DISCONTINUED OPERATIONS                                                       0.03
                                                      ------------    ------------
                                                      $      (0.01)   $      (0.00)
                                                      ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                   14,999,156       9,359,156
                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.



                                  HOMECOM COMMUNICATIONS, INC.

                 Consolidate Statements of Cash Flows for the three months ended
                                    March 31, 2002 and 2001

                                                                               Three Months Ended
                                                                                   March 31,
                                                                                  (unaudited)
                                                                             ----------------------
                                                                               2002          2001
                                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  31,711    $  32,057
   Adjustments to reconcile net loss to cash used in operating activities:
     Provision for bad debts                                                    (7,608)      30,577
     Deferred rent expense                                                      (1,644)        (868)
   Change in operating assets and liabilities:
     Accounts receivable                                                      (205,806)      18,554
     Accounts payable and accrued expenses                                       2,181     (363,658)
     Accrued payroll liabilities                                                           (323,696)
                                                                             ---------    ---------
       Net cash used in operating activities                                  (181,166)    (607,034)
                                                                             ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                              (12,183)
   Proceeds from sale of divisions                                                          733,000
                                                                             ---------    ---------
       Net cash provided by (used in) investing activities                     (12,183)     733,000
                                                                             ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                                   (26,358)
                                                                             ---------    ---------
       Net cash provided  (used in) financing activities                          --        (26,358)
                                                                             ---------    ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (193,349)      99,608
 CASH AND CASH EQUIVALENTS at beginning of period                              413,346      520,716
                                                                             ---------    ---------
 CASH AND CASH EQUIVALENTS at end of period                                  $ 219,997    $ 620,324
                                                                             =========    =========


           The accompanying notes are an integral part of these financial statements.

                                                3

                          HOMECOM COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of HomeCom Communications, Inc. (the "Company," "we" or "us") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2. GOING CONCERN MATTERS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2002 of approximately $25.7 million. The Company continues to experience negative cash flows from operations and historically has been dependent on continued financing from investors and liquidation of assets to sustain its activities. However, the Company believes that it is highly unlikely that it will be able to secure any additional financing from investors or any proceeds from the sales of any of its remaining assets. These factors raise doubt about the Company's ability to continue as a going concern.

     On March 23, 2001, the Company issued a press release to announce our intention to wind down our operations and, to the extent possible, sell our remaining assets. In our press release, we stated, "HomeCom also announced that it has decided to wind down its operations... HomeCom has been unable to obtain additional financing and has insufficient assets to completely satisfy its obligations to creditors and the liquidation preferences of its preferred stock." The press release went on to state: "HomeCom continues to explore other possibilities, which may include the sale of other assets." This announcement followed the sale of substantially all of the assets of First Institutional Marketing, Inc. ("FIMI") and its affiliates to Digital Insurance, Inc. on January 31, 2001 and the sale of substantially all of the assets used in our Internet Banking operations to Netzee, Inc. on March 15, 2001. These sales left us with only one remaining business, our hosting and web site maintenance business, which we had been trying to sell for approximately two years. Currently, we are negotiating an agreement to sell this business, representing substantially all of our operating assets, to Tulix Systems, Inc., an entity in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If this sale is completed, the Company will have no operating assets and no source of revenue or profits.

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

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended March 31, 2002 and 2001, as it is antidilutive.

5. TAXES

     There was no provision for cash payment of income taxes for the three months ended March 31, 2002 and 2001, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2002.

6. DISPOSITION OF BUSINESS UNITS

     On January 31, 2001, the Company sold substantially all the assets of its InsureRate/FIMI division to Digital Insurance for $458,000 in cash. The purchase price was established through arms' length negotiations between the Company and Digital Insurance.

     On March 15, 2001, the Company sold substantially all the assets of its Software Products division to Netzee for $275,000 in cash. The purchase price was established through arms' length negotiations between the Company and Netzee. The Company recorded a gain of $262,940 on the sale of this division during the first quarter of 2001.

     The Company has removed the results of these discontinued operations from the continuing operations of the Company for all periods presented.

7. STOCKHOLDERS' DEFECIT

     As a requirement of the April 2000 private placement of the Company's Series E Convertible Preferred Stock, which was issued with a principal amount of $2,127,000, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock. As of March 31, 2002, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. As of March 31, 2002, $1,048,381 has been accrued into accounts payable and accrued expenses for such penalties.

8. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the potential disposition of the Company's remaining assets and business and its ability or inability to continue as a going concern are forward looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to dispose of our remaining assets and business, our ability to obtain additional financing, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and our Registration Statements on Forms S-1 and S-3.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. We are negotiating an agreement to sell substantially all of the assets used in our hosting and website maintenance business to Tulix Systems, Inc., an entity in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If this sale is completed, we will have no operating assets and no source of revenue or profits.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     NET SALES. Net sales increased 12.6% from $329,812 in the first quarter of 2001 to $371,264 in the first quarter of 2002. This increase of $41,452 is primarily attributable to increased sales to Roadrunner. Without the increase in sales to Roadrunner, revenues would actually have decreased $77,849. All revenues now consist exclusively of hosting and site maintenance work, which are recognized at the time the services are provided.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $324,973, or 98.5% of revenues, in the first quarter of 2001 to $236,017, or 63.6% of revenues, in the first quarter of 2002. The decrease in the percentage of cost of sales is due to continued reductions in production personnel in the year 2001, and a resultant reduction in the pro-rata costs charged to production as compared to the first quarter of 2001.

     GROSS PROFIT. Gross profit increased by $130,408 from $4,839 in the first quarter of 2001 to $135,247 in the first quarter of 2002. Gross profit margins increased from 1.5% during the first quarter of 2001 to 36.4% during the first quarter of 2002. This improvement in gross profit is primarily related to recognizing continued growth in Roadrunner revenue while at the same time realizing continued reductions in personnel and pro-rata production costs.

     SALES AND MARKETING. The Company ceased all significant sales and marketing efforts entering 2001. There were no such expenditures in the first quarter of 2001 or 2002.

     PRODUCT DEVELOPMENT. The Company ceased all significant product development efforts entering 2001. There were no such expenditures in the first quarter of 2001 or 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $243,376 in the first quarter of 2001 to $105,001 in the first quarter of 2002 due to continued reductions in overhead, including personnel and telecommunications, throughout the second through fourth quarter of 2001. As a percentage of net sales, these expenses decreased from 73.8% in the first quarter of 2001 to 28.3% in the first quarter of 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in the first quarter of 2001 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2002, we had an accumulated deficit of $25,668,580 and a working capital deficit of $1,101,867. On March 23, 2001, we announced our intentions to wind down operations. We currently are negotiating an agreement to sell substantially all of our operating assets to Tulix. If we complete this sale, we will have no operating assets and no source of revenue or profits.

     Whether we sell our remaining assets or not, we believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. We may elect to implement other cost reduction actions that we may determine to be necessary and in our best interests. Also, we believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended, although we can give no assurance that we will ever be able to realize any value from our situation. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about HomeCom's ability to continue as a going concern. The financial statements included herein have been prepared assuming HomeCom is a going concern and do not include any adjustments that might result should HomeCom be unable to continue as a going concern.

     We spent $12,183 during the first quarter of 2002 for the purchase of capital equipment. This amount was expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     As a requirement of the April 2000 private placement of $2,127,000 principal amount of the Company's Series E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock. As of March 31, 2002, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. As of March 31, 2002, $1,048,381 has been accrued into accounts payable and accrued expenses for such penalties.

     In March 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, no shares of Series B stock have been converted, and we remain obligated to convert the remaining shares of Series B preferred stock into shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          During the first quarter of 2002, we filed the following reports on Form 8-K:

          (i) On January 14, 2002, we filed a current report on Form 8-K to report a change in control resulting from the conversions of shares of preferred stock into shares of common stock by MacNab, LLC and the subsequent sales of shares of common stock by MacNab, LLC to Brittany Capital Management on December 28, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HOMECOM COMMUNICATIONS, INC.


                                          By: /s/ Timothy R. Robinson
                                          ---------------------------
                                          Name: Timothy R. Robinson
                                          Title: Executive Vice President,
                                                 Chief Financial Officer
                                          Date: May 15, 2002

EXHIBIT INDEX

     None