Form 10-Q
period 2002-06-30
HOMECOM COMMUNICATIONS INC
filed 2002-08-14
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2002, there were 14,999,156 shares of the registrant's Common Stock, par value $0.0001 per share.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                          HOMECOM COMMUNICATIONS, INC.

                      Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

                                                                                   June 30, 2002  December 31, 2001
                                                                                    (unaudited)
                                                                                    ------------  -----------------
                                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    229,516    $    413,346
   Accounts receivable, net                                                              227,584         154,144
                                                                                    ------------    ------------
     Total current assets                                                                457,100         567,490
Prepaid Expenses                                                                          49,961
Furniture, fixtures and equipment held for sale                                          120,754          97,901
                                                                                    ------------    ------------
     Total assets                                                                   $    627,815    $    665,391
                                                                                    ============    ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  1,809,033    $  1,527,644
                                                                                    ------------    ------------
     Total current liabilities                                                         1,809,033       1,527,644
Other liabilities                                                                          2,191           5,480
                                                                                    ------------    ------------
     Total liabilities                                                                 1,811,224       1,533,124
                                                                                    ------------    ------------
   Redeemable Preferred stock, Series B, $.01 par value, 125 shares authorized,
     125 shares issued at June 30, 2002 and December 31, 2001 and 17.8 shares outstanding at June 30, 2002 and December 31, 2001, convertible,
     participating; $414,470 liquidation value as of June 30, 2002                       251,750         251,750
                                                                                    ------------    ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized, 14,999,156
     shares issued and outstanding at June 30, 2002 and December 31, 2001                  1,500           1,500
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized,
     90.5 shares outstanding at June 30, 2002 and December 31, 2001,
     convertible, participating; $2,127,260 liquidation value at June 30, 2002                 1               1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized,
     1.3 shares outstanding at June 30, 2002 and December 31, 2001,
     convertible, participating; $30,090 liquidation value at June 30, 2002                    1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and authorized,
     106.4 shares outstanding at June 30, 2002 and December 31, 2001,
     convertible, participating; $2,503,217 liquidation value at June 30, 2002                 1               1
   Treasury stock, 123,695 shares at June 30, 2002 and December 31, 2001                  (8,659)         (8,659)
   Additional paid-in capital                                                         24,268,770      24,587,964
   Accumulated deficit                                                               (25,696,773)    (25,700,291)
                                                                                    ------------    ------------
     Total stockholder's deficit                                                      (1,435,159)     (1,119,483)
                                                                                    ------------    ------------
     Total liabilities and stockholder's deficit                                    $    627,815    $    665,391
                                                                                    ============    ============


                   The accompanying notes are an integral part of these financial statements.



                                              HOMECOM COMMUNICATIONS, INC.

                   Consolidated Statements of Operations for the six months ended June, 2002 and 2001

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                               ----------------------------    ----------------------------
                                                                   2002             2001           2002            2001
                                                               ------------    ------------    ------------    ------------

Revenues                                                       $    373,487         290,985    $    744,751         620,797
Cost of Revenues                                                    236,837         228,674         472,854         553,647
                                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                                        136,650          62,311         271,897          67,150
                                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                                                   90                              90
   General and administrative                                       187,192         211,059         292,193         454,435
   Asset Impairment Charge                                                          493,905                         493,905
                                                               ------------    ------------    ------------    ------------
     Total operating expenses                                       187,192         705,054         292,193         948,430
                                                               ------------    ------------    ------------    ------------
OPERATING LOSS                                                      (50,542)       (642,743)        (20,296)       (881,280)
OTHER EXPENSES (INCOME)
   Other income, net                                                (22,349)       (132,959)        (23,814)       (140,614)
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        (28,193)       (509,784)          3,518        (740,666)

INCOME TAX PROVISION (BENEFIT)                                            0               0               0               0
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            (28,193)       (509,784)          3,518        (740,666)
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT                                   131,603                         394,543
                                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                   (28,193)       (378,181)          3,518        (346,123)

DEEMED PREFERRED STOCK DIVIDEND                                    (176,682)        (36,603)       (353,366)        (73,206)
                                                               ------------    ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $   (204,875)   $   (414,784)   $   (349,848)   $   (419,329)
                                                               ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                          $      (0.01)   $      (0.05)   $      (0.02)   $      (0.08)
DISCONTINUED OPERATIONS                                                0.00            0.01            0.00            0.04
                                                               ------------    ------------    ------------    ------------
LOSS PER SHARE - BASIC AND DILUTED                             $      (0.01)   $      (0.04)   $      (0.02)   $      (0.04)
                                                               ============    ============    ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                            14,999,156       9,359,156      14,999,156       9,359,156
                                                               ============    ============    ============    ============


                       The accompanying notes are an integral part of these financial statements.



                                   HOMECOM COMMUNICATIONS, INC.

        Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

                                                                                Six Months Ended
                                                                                    June 30,
                                                                                   (unaudited)
                                                                             ----------------------
                                                                               2002          2001
                                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $   3,518    $(346,123)
   Adjustments to reconcile net loss to cash used in operating activities:
     Write down of investment                                                               493,905
     Provision for bad debts                                                    29,216       39,250
     Deferred rent expense                                                      (3,289)       4,432
   Change in operating assets and liabilities:
     Accounts receivable                                                      (102,656)       8,377
     Prepaid expenses                                                          (49,961)
     Accounts payable and accrued expenses                                     (37,805)    (733,543)
     Accrued payroll liabilities                                                           (339,932)
                                                                             ---------    ---------
       Net cash used in operating activities                                  (160,977)    (873,634)
                                                                             ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                              (22,853)     (15,679)
   Proceeds from sale of divisions                                                          864,603
                                                                             ---------    ---------
       Net cash provided by (used in) investing activities                     (22,853)     848,924
                                                                             ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                                   (40,594)
                                                                             ---------    ---------
       Net cash provided  (used in) financing activities                                    (40,594)
                                                                             =========    =========

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (183,830)     (65,304)
 CASH AND CASH EQUIVALENTS at beginning of period                              413,346      520,716
                                                                             ---------    ---------
  CASH AND CASH EQUIVALENTS at end of period                                 $ 229,516    $ 455,412
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

2. GOING CONCERN MATTERS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of June 30, 2002 of approximately $25.7 million. The Company continues to experience negative cash flows from operations and historically has been dependent on continued financing from investors and liquidation of assets to sustain its activities. However, the Company believes that it is highly unlikely that it will be able to secure any additional financing from investors or any proceeds from the sales of any of its remaining assets. These factors raise doubt about the Company's ability to continue as a going concern.

     On March 23, 2001, the Company issued a press release to announce our intention to wind down our operations and, to the extent possible, sell our remaining assets. In our press release, we stated, "HomeCom also announced that it has decided to wind down its operations. HomeCom has been unable to obtain additional financing and has insufficient assets to completely satisfy its obligations to creditors and the liquidation preferences of its preferred stock." The press release went on to state: "HomeCom continues to explore other possibilities, which may include the sale of other assets." This announcement followed the sale of substantially all of the assets of First Institutional Marketing, Inc. ("FIMI") and its affiliates to Digital Insurance, Inc. on January 31, 2001 and the sale of substantially all of the assets used in our Internet Banking operations to Netzee, Inc. on March 15, 2001. These sales left us with only one remaining business, our hosting and web site maintenance business, which we had been trying to sell for approximately two years. We have been negotiating an agreement to sell this business, representing substantially all of our operating assets, to Tulix Systems, Inc., an entity in which Timothy
R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If this sale or any other sale of these assets is completed, the Company will have no operating assets and no source of revenue or profits. At this time, however, we do not have an agreement with Tulix and we can provide no assurance that we will be able to complete the sale of these assets to Tulix or any other person.

3. SEGMENT INFORMATION

     Historically, the Company was organized into five separate business units. The Company has determined that its reportable segments were those that were based on the Company's method of internal reporting, which disaggregated its business by product and service category into business units. The Company's reportable segments were custom Web development (FAST), Internet outsourcing services (HostAmerica), Internet security services (HISS), Internet banking, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999 the company sold all of the assets of its HISS unit to Infrastructure Defense, Inc. On January 31, 2001 the Company sold all of the assets of its InsureRate/FIMI unit to Digital Insurance, Inc. and on March 15, 2001 the Company sold the remaining assets of its Internet Banking group to Netzee, Inc. The Company currently operates in a single business segment, including hosting services and web development. Historical segment information is not provided since each of the former business segments are presented as discontinued operations.

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the six months ended June 30, 2002 and 2001, as it is antidilutive.

5. TAXES

     There was no provision for cash payment of income taxes for the six months ended June 30, 2002 and 2001, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2002.

6. STOCKHOLDERS' DEFICIT

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of June 30, 2002, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period for the Series E and 6% per year for the Series B, C and D of the outstanding purchase price of the unregistered securities. As of June 30, 2002, $1,207,978 has been accrued into accounts payable and accrued expenses for such penalties.

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

     In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series C preferred stock, no shares of Series C preferred stock have been converted, and we remain obligated to convert the remaining shares of Series C preferred stock into shares of common stock.

7. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     This Report contains certain statements, such as statements regarding the Company's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the potential disposition of the Company's remaining assets and business and its ability or inability to continue as a going concern are forward looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to dispose of our remaining assets and business, our ability to obtain additional financing, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and our Registration Statements on Forms S-1 and S-3.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. We have been negotiating an agreement to sell substantially all of the assets used in our hosting and website maintenance business to Tulix Systems, Inc., an entity in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If this sale or any other sale of these assets is completed, we will have no operating assets and no source of revenue or profits. At this time, however, we do not have an agreement with Tulix and we can provide no assurance that we will be able to complete the sale of these assets to Tulix or any other person.


     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30,
2001

     NET SALES. Net sales increased 28.4% from $290,985 in the second quarter of 2001 to $373,487 in the second quarter of 2002. This increase of $82,502 is primarily attributable to increased sales to Roadrunner. Revenues would actually have decreased without the growth in the Roadrunner service. Revenues consisted of $4,166 in development work which is recognized based upon an average percentage completion calculation of 33% of current contracts which total $12,500 and $369,321 in hosting and hourly development which is recognized at the time that services are provided.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $228,674, or 78.6% of revenues in the second quarter of 2001, to $236,837, or 63.4% of revenues in the second quarter of 2002. The decrease in the percentage of the cost of sales is due to the second quarter 2002 increase in revenue compared to the second quarter of 2001, while costs remained approximately the same over those periods.

     GROSS PROFIT. Gross profit increased by $74,339 from $62,311 in the second quarter of 2001 to $136,650 in the second quarter of 2002. Gross profit margins increased from 21.4% during the second quarter of 2001 to 36.6% during the second quarter of 2002. This improvement in gross profit is primarily related to recognizing continued growth in Roadrunner revenue while at the same time maintaining production costs at the same level.

     SALES AND MARKETING. The Company ceased all significant sales and marketing efforts entering 2001. There were no such expenditures in the second quarter of 2001 or 2002.

     PRODUCT DEVELOPMENT. The Company ceased all significant product development efforts entering 2001. There were no such expenditures in the second quarter of 2001 or 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $211,059 in the second quarter of 2001 to $187,192 in the second quarter of 2002 due to continued reductions in overhead, including personnel and telecommunications, throughout the second through fourth quarter of 2001. Included in general and administrative expenses for the second quarter is a charge for $42,133 related to the write off of an accounts receivable from Haines Avenue, LLP. As a percentage of net sales, these expenses decreased from 72.5% in the second quarter of 2001 to 50.1% in the second quarter of 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in the second quarter of 2001 or 2002.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income in the second quarter of 2002 consisted of the favorable settlement of legal proceedings for which expense accruals had been established. Other income decreased $110,610 from $132,959 in the second quarter of 2001 to $22,349 in the second quarter of 2002.

     SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     NET SALES. Net sales increased 20.0% from $620,797 in the first six months of 2001 to $744,751 in the first six months of 2002. This increase of $123,954 is primarily attributable to increased sales to Roadrunner. Revenues would actually have decreased without the growth in the Roadrunner service. Revenues consisted of $4,166 in development work which is recognized based upon an average percentage completion calculation of 33% of current contracts which total $12,500 and $740,585 in hosting and hourly development which is recognized at the time that services are provided.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $553,647, or 89.2% of revenues in the first six months of 2001, to $472,854, or 63.5% of revenues in the first six months of 2002. The decrease in the percentage of the cost of sales is due to a combination of an increase in net sales in 2002 and continued reductions in production personnel with the resultant reduction in the pro-rata costs charged to production as compared to the first six months of 2001.

     GROSS PROFIT. Gross profit increased by $204,747 from $67,150 in the first six months of 2001 to $271,897 in the first six months of 2002. Gross profit margins increased from 10.8% during the first quarter of 2001 to 36.5% during the first six months of 2002. This improvement in gross profit is primarily related to recognizing continued growth in Roadrunner revenue while at the same time realizing continued reductions in personnel and pro-rata production costs.

     SALES AND MARKETING. The Company ceased all significant sales and marketing efforts entering 2001. There were no such expenditures in the first six months of 2001 or 2002.

     PRODUCT DEVELOPMENT. The Company ceased all significant product development efforts entering 2001. There were no such expenditures in the first six months of 2001 or 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $454,435 in the first six months of 2001 to $292,193 in the first six months of 2002 due to continued reductions in overhead, including personnel and telecommunications, throughout the second through fourth quarters of 2001. Included in general and administrative expenses for the first six months of 2002 is a charge for $42,133 related to the write off of an accounts receivable from Haines Avenue, LLP. As a percentage of net sales, these expenses decreased from 73.2% in the first six months of 2001 to 39.2% in the first six months of 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in the first six months of 2001 or 2002.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income in the first six months of 2002 consisted of the favorable settlement of legal proceedings for which expense accruals had been established. Other income decreased $116,800 from $140,614 in the first six months of 2001 to $23,814 in the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of June 30, 2002, we had an accumulated deficit of $25,696,773 and a working capital deficit of $1,351,933. On March 23, 2001, we announced our intentions to wind down operations. We have been negotiating an agreement to sell substantially all of our operating assets to Tulix. If we complete this sale or any other sale of these assets, we will have no operating assets and no source of revenue or profits. At this time, however, we can provide no assurance that we will be able to sell these assets to Tulix or any other person.

     Regardless of whether we are able to sell our remaining assets, we believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. We may elect to implement other cost reduction actions that we may determine to be necessary and in our best interests. Also, we believe that there may be value in remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended, although we can give no assurance that we will ever be able to realize any value from our situation. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about HomeCom's ability to continue as a going concern. The financial statements included herein have been prepared assuming HomeCom is a going concern and do not include any adjustments that might result should HomeCom be unable to continue as a going concern.

     We spent $22,853 during the first six months of 2002 for the purchase of capital equipment. This amount was expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers.

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

     On or about January 14, 2002, Creditors Adjustment Bureau, Inc., a California corporation and the assignee of the claims of Siemens ICN, filed a complaint against us alleging, among other things, that we breached our contract with Siemens. The complaint sought damages of $18,058.08 plus interest at a rate of 18% from January 26, 2001, plus expenses and attorneys' fees. The complaint was filed in the Superior Court of California, County of Santa Clara, California. On April 26, 2002, after retaining counsel and as a result of the Company's response, the complaint was dismissed.

     We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of June 30, 2002, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period for the Series E and 6% per year for the Series B, C and D of the outstanding purchase price of the unregistered securities. As of June 30, 2002, $1,207,978 has been accrued into accounts payable and accrued expenses for such penalties.

     In March 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series B preferred stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series B preferred stock into shares of common stock. If the outstanding shares of Series B preferred stock had been converted into shares of common stock on June 30, 2002, we would have been obligated to issue 103,617,500 shares of common stock upon such conversions.

     In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series C preferred stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series C preferred stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series C preferred stock into shares of common stock. If the outstanding shares of Series C preferred stock had been converted into shares of common stock on June 30, 2002, we would have been obligated to issue 531,815,000 shares of common stock upon such conversions.


Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HOMECOM COMMUNICATIONS, INC.


                                          By: /s/ Timothy R. Robinson
                                          ---------------------------
                                          Name:  Timothy R. Robinson
                                          Title: Executive Vice President, Chief
                                                 Financial Officer
                                          Date:  August 14, 2002

EXHIBIT INDEX

     None