Form 10-Q
period 2002-09-30
HOMECOM COMMUNICATIONS INC
filed 2002-11-08
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The Company did not timely file a Current Report 8-K to report a change in the registrant's Certifying Accountants on May 11, 2002.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 14, 2002, there were 14,999,156 shares of the registrant's Common Stock, par value $0.0001 per share.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                   HOMECOM COMMUNICATIONS, INC.

            Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

                                                            September 30, 2002   December 31, 2001
                                                               (unaudited)
                                                            ------------------   -----------------
                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $    193,496         $    413,346
   Accounts receivable, net                                         224,678              154,144
                                                               ------------         ------------
     Total current assets                                           418,174              567,490
Prepaid Expenses                                                     35,145
Furniture, fixtures and equipment held for sale                     126,784               97,901
                                                               ------------         ------------
     Total assets                                              $    580,103         $    665,391
                                                               ============         ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                       $  1,930,932         $  1,527,644
                                                               ------------         ------------
     Total current liabilities                                    1,930,932            1,527,644
Other liabilities                                                       548                5,480
                                                               ------------         ------------
     Total liabilities                                            1,931,480            1,533,124
                                                               ------------         ------------
   Redeemable Preferred stock, Series B, $.01 par value,
     125 shares authorized, 125 shares issued at September
     30, 2002 and December 31, 2001 and 17.8 shares
     outstanding at September 30, 2002 and December 31,
     2001, convertible, participating; $418,960 liquidation
     value as of September 30, 2002                                 251,750              251,750
                                                               ------------         ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares
     authorized, 14,999,156 shares issued and outstanding
     at September 30, 2002 and December 31, 2001                      1,500                1,500
   Preferred stock, Series C, $.01 par value, 175 shares
     issued and authorized, 90.5 shares outstanding at
     September 30, 2002 and December 31, 2001, convertible,
     participating; $2,154,627 liquidation value at
     September 30, 2002                                                   1                    1
   Preferred stock, Series D, $.01 par value, 75 shares
     issued and authorized, 1.3 shares outstanding at
     September 30, 2002 and December 31, 2001, convertible,
     participating; $30,480 liquidation value at September
     30, 2002                                                             1                    1
   Preferred stock, Series E, $.01 par value, 106.4 shares
     issued and authorized, 106.4 shares outstanding at
     September 30, 2002 and December 31, 2001, convertible,
     participating; $2,546,106 liquidation value at
     September 30, 2002                                                   1                    1
   Treasury stock, 123,695 shares at September 30, 2002 and
     December 31, 2001                                               (8,659)              (8,659)
   Additional paid-in capital                                    24,109,174           24,587,964
   Accumulated deficit                                          (25,705,145)         (25,700,291)
                                                               ------------         ------------
     Total stockholder's deficit                                 (1,603,127)          (1,119,483)
                                                               ------------         ------------
     Total liabilities and stockholder's deficit               $    580,103         $    665,391
                                                               ============         ============

            The accompanying notes are an integral part of these financial statements.


                                           HOMECOM COMMUNICATIONS, INC.

             Consolidated Statements of Operations for the nine months ended September, 2002 and 2001

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                               (unaudited)                    (unaudited)
                                                      ----------------------------    ----------------------------
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------

Revenues                                              $    367,710    $    308,212    $  1,112,461    $    929,010
Cost of Revenues                                           274,110         209,675         746,964         763,322
                                                      ------------    ------------    ------------    ------------
GROSS PROFIT                                                93,600          98,537         365,497         165,688
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                                         614                             704
   General and administrative                              103,407         142,059         395,600         596,494
   Asset Impairment Charge                                                                                 493,905
                                                      ------------    ------------    ------------    ------------
     Total operating expenses                              103,407         142,673         395,600       1,091,103
                                                      ------------    ------------    ------------    ------------
OPERATING LOSS                                              (9,807)        (44,136)        (30,103)       (925,415)
OTHER INCOME
   Other income, net                                        (1,435)         (4,152)        (25,249)       (144,766)
                                                      ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (8,372)        (39,984)         (4,854)       (780,649)

INCOME TAX PROVISION (BENEFIT)                                   0               0               0               0
                                                      ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                             (8,372)        (39,984)         (4,854)       (780,649)
GAIN ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT                                                          394,543
                                                      ------------    ------------    ------------    ------------
NET LOSS                                                    (8,372)        (39,984)         (4,854)       (386,106)

DEEMED PREFERRED STOCK DIVIDEND                           (176,682)        (36,603)       (530,049)       (109,809)
                                                      ------------    ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $   (185,054)   $    (76,587)   $   (534,903)   $   (495,915)
                                                      ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                 $      (0.01)   $      (0.01)   $      (0.04)   $      (0.09)
DISCONTINUED OPERATIONS                                       0.00            0.00            0.00            0.04
                                                      ------------    ------------    ------------    ------------
LOSS PER SHARE - BASIC AND DILUTED                    $      (0.01)   $      (0.01)   $      (0.04)   $      (0.05)
                                                      ============    ============    ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                   14,999,156       9,359,156      14,999,156       9,359,156
                                                      ============    ============    ============    ============


                    The accompanying notes are an integral part of these financial statements.


                           HOMECOM COMMUNICATIONS, INC.

          Consolidated Statements of Cash Flows for the nine months ended
                            September 30, 2002 and 2001

                                                                Nine Months Ended
                                                                  September 30,
                                                                   (unaudited)
                                                             ----------------------
                                                               2002          2001
                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (4,854)   $(386,106)
   Adjustments to reconcile net loss to cash used in
    operating activities:
     Write down of investment                                               493,905
     Provision for bad debts                                    (8,369)      40,654
     Deferred rent expense                                      (4,932)       3,565
   Change in operating assets and liabilities:
     Accounts receivable                                       (62,165)     (27,336)
     Prepaid expenses                                          (35,145)
     Accounts payable and accrued expenses                     (75,502)    (715,049)
     Accrued payroll liabilities                                           (341,354)
                                                             ---------    ---------
       Net cash used in operating activities                  (190,967)    (931,721)
                                                             ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment              (28,883)     (15,679)
   Proceeds from sale of divisions                                          864,603
                                                             ---------    ---------
       Net cash provided by (used in) investing activities     (28,883)     848,924
                                                             ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                   (43,868)
                                                             ---------    ---------
       Net cash Used in financing activities                                (43,868)
                                                             =========    =========

 NET DECREASE IN CASH AND CASH EQUIVALENTS                    (219,850)    (126,665)
 CASH AND CASH EQUIVALENTS at beginning of period              413,346      520,716
                                                             ---------    ---------
 CASH AND CASH EQUIVALENTS at end of period                  $ 193,496    $ 394,051
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

2. GOING CONCERN MATTERS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of September 30, 2002 of approximately $25.7 million. The Company continues to experience negative cash flows from operations and historically has been dependent on continued financing from investors and liquidation of assets to sustain its activities. However, we believe that it is highly unlikely that we will be able to secure any additional financing from investors or any proceeds from the sales of any of our remaining assets. These factors raise doubt about the Company's ability to continue as a going concern.

     On March 23, 2001, the Company issued a press release to announce our intention to wind down our operations and, to the extent possible, sell our remaining assets. In our press release, we stated, "HomeCom also announced that it has decided to wind down its operations. HomeCom has been unable to obtain additional financing and has insufficient assets to completely satisfy its obligations to creditors and the liquidation preferences of its preferred stock." The press release went on to state: "HomeCom continues to explore other possibilities, which may include the sale of other assets." This announcement followed the sale of substantially all of the assets of First Institutional Marketing, Inc. ("FIMI") and its affiliates to Digital Insurance, Inc. on January 31, 2001 and the sale of substantially all of the assets used in our Internet Banking operations to Netzee, Inc. on March 15, 2001. These sales left us with only one remaining business, our hosting and web site maintenance business, which we had been trying to sell for approximately two years. We have been negotiating an agreement to sell this business, representing substantially all of our operating assets, to Tulix Systems, Inc., an entity in which Timothy
R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If this sale or any other sale of these assets is completed, the Company will have no operating assets and no source of revenue or profits. At this time, however we do not have an agreement with Tulix and we can provide no assurance that we will be able to complete the sale of these assets to Tulix or any other person.

3. SEGMENT INFORMATION

     Historically, the Company was organized into five separate business units. The Company has determined that its reportable segments were those that were based on the Company's method of internal reporting, which disaggregated its business by product and service category into business units. The Company's reportable segments were custom Web development (FAST), Internet outsourcing services (HostAmerica), Internet security services (HISS), Internet banking, and InsureRate/FIMI. On June 9, 1998, the Company sold substantially all of the assets of its HostAmerica Internet outsourcing services business unit to Sage Acquisition Corp. On October 1, 1999, the Company sold all of the assets of its HISS unit to Infrastructure Defense, Inc. On January 31, 2001, the Company sold all of the assets of its InsureRate/FIMI unit to Digital Insurance, Inc. and on March 15, 2001, the Company sold the remaining assets of its Internet Banking group to Netzee, Inc. The Company currently operates in a single business segment, including hosting services and web development. Historical segment information is not provided since each of the former business segments are presented as discontinued operations.

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the nine months ended September 30, 2002 and 2001, as it is antidilutive.

5. TAXES

     There was no provision for cash payment of income taxes for the nine months ended September 30, 2002 and 2001, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2002.

6. STOCKHOLDERS' DEFICIT

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of September 30, 2002, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period for the Series E and 6% per year for the Series B, C and D of the outstanding purchase price of the unregistered securities. As of September 30, 2002, $1,367,574 has been accrued into accounts payable and accrued expenses for such penalties.

7. OTHER MATTERS

     Certain prior period amounts have been reclassified to conform to current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     This report contains certain statements, such as statements regarding the Company's future plans, that constitute forward-looking statements within the meaning of Section 37A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the potential disposition of the Company's remaining assets and business and its ability or inability to continue as a going concern are forward looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to dispose of our remaining assets and business, our ability to obtain additional financing, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and our Registration Statements on Forms S-1 and S-3.

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

Currently, we only derive revenue from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. We have been negotiating an agreement to sell substantially all of the assets used in our hosting and website maintenance business to Tulix Systems, Inc., an entity in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If this sale or any other sale of these assets is completed, we will have no operating assets and no source of revenue or profits. At this time, however, we do not have an agreement with Tulix and can provide no assurance that we will be able to complete the sale of these assets to Tulix or any other person.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     NET SALES. Net sales increased 19.3% from $308,212 in the third quarter of 2001 to $367,710 in the third quarter of 2002. This increase of $59,498 is primarily attributable to increased sales to Roadrunner. Revenues would actually have decreased without the growth in the Roadrunner service. Revenues consisted of $4,166 of development work in progress, which is recognized based upon an average percentage completion calculation (66% of current contracts totaling $12,500, less $4,166 recognized in previous periods), and $363,544 in hosting and hourly development, which is recognized at the time that services are provided.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $209,675, or 68.0% of revenues, in the third quarter of 2001, to $274,110, or 74.5% of revenues, in the third quarter of 2002. The increase in the percentage of the cost of sales is due to a reduction in the number of administrative employees between the third quarter of 2001 and the third quarter of 2002, which reduction resulted in a larger percentage of costs being assigned to production.

     GROSS PROFIT. Gross profit decreased by $4,937 from $98,537 in the third quarter of 2001 to $93,600 in the third quarter of 2002. Gross profit margins decreased from 32.0% during the third quarter of 2001 to 25.5% during the third quarter of 2002. This decrease in gross profit is due to a reduction in the number of administrative employees between the third quarter of 2001 and the third quarter of 2002, which reduction resulted in a larger percentage of costs being assigned to production.

     SALES AND MARKETING. The Company ceased all significant sales and marketing efforts entering 2001. There were no significant sales and marketing expenditures in the third quarter of 2001 or 2002.

     PRODUCT DEVELOPMENT. The Company ceased all significant product development efforts entering 2001. There were no such expenditures in the third quarter of 2001 or 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $142,059 in the third quarter of 2001 to $103,407 in the third quarter of 2002 due to continued reductions in personnel and the resulting reduction in the pro-rata portion of costs assigned to General and Administrative expenses. As a percentage of net sales, these expenses decreased from 46.1% in the third quarter of 2001 to 28.1% in the third quarter of 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in the third quarter of 2001 or 2002.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income decreased $2,717 from $4,152 in the third quarter of 2001 to $1,435 in the third quarter of 2002.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     NET SALES. Net sales increased 19.7% from $929,010 in the first nine months of 2001 to $1,112,461 in the first nine months of 2002. This increase of $183,451 is primarily attributable to increased sales to Roadrunner. Revenues would actually have decreased without the growth in the Roadrunner service. Revenues consisted of $8,332 in development work, which is recognized based upon an average percentage completion calculation of 66% of current contracts, which total $12,500, and $1,104,129 in hosting and hourly development, which is recognized at the time that services are provided.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales decreased from $763,322, or 82.2% of revenues in the first nine months of 2001, to $746,964, or 67.1% of revenues, in the first nine months of 2002. The decrease in the percentage of the cost of sales is due to an increase in net sales in 2002 combined with holding production costs below 2001 levels.

     GROSS PROFIT. Gross profit increased by $199,809 from $165,688 in the first nine months of 2001 to $365,497 in the first nine months of 2002. Gross profit margins increased from 17.8% during the first nine months of 2001 to 32.9% during the first nine months of 2002. This improvement in gross profit is primarily related to recognizing continued growth in Roadrunner revenue while at the same time holding production costs below 2001 levels.

     SALES AND MARKETING. The Company ceased all significant sales and marketing efforts entering 2001. There were no significant sales and marketing expenditures in the first nine months of 2001 or 2002.

     PRODUCT DEVELOPMENT. The Company ceased all significant product development efforts entering 2001. There were no such expenditures in the first nine months of 2001 or 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $596,494 in the first nine months of 2001 to $395,600 in the first nine months of 2002 due to continued reductions in personnel and a subsequent reduction in the pro-rata portion of costs assigned to General and Administrative costs. Included in general and administrative expenses for the first nine months of 2002 is a charge for $42,933 related to the write off of an accounts receivable from Haines Avenue, LLP. As a percentage of net sales, these expenses decreased from 64.2% in the first nine months of 2001 to 35.6% in the first nine months of 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in the first nine months of 2001 or 2002.

     OTHER INCOME. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income in the first nine months of 2002 consisted of the favorable settlement of legal proceedings for which expense accruals had been established. Other income decreased $119,517 from $144,766 in the first nine months of 2001 to $25,249 in the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of September 30, 2002, we had an accumulated deficit of $25,705,145 and a working capital deficit of $1,512,758. On March 23, 2001, we announced our intentions to wind down operations. We have been negotiating an agreement to sell substantially all of our operating assets to Tulix. If we complete this sale, or any other sale of these assets, we will have no operating assets and no source of revenue or profits. At this time, however, we can provide no assurance that we will be able to sell these assets to Tulix or any other person.

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

     We spent $28,883 during the first nine months of 2002 for the purchase of capital equipment. This amount was expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On or about February 8, 2002, we received a complaint filed by Properties Georgia OBJLW One Corporation in the State Court of Fulton County, Georgia on December 6, 2001, alleging that we defaulted on our lease in Building 14 at 3495 Piedmont Road, Atlanta, Georgia 30305. The complaint seeks damages in the amount of $141,752 plus interest of $23,827, plus attorneys' fees, accruing interest and court costs.

     We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of September 30, 2002, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at the rate of 2% per 30 day period for the Series E and 6% per year for the Series B, C and D of the outstanding purchase price of the unregistered securities. As of September 30, 2002, $1,367,574 has been accrued into accounts payable and accrued expenses for such penalties.

     In March 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series B stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series B preferred stock into shares of common stock. If the outstanding shares of Series B preferred stock had been converted into shares of common stock on September 30, 2002, we would have been obligated to issue 104,740,000 shares of common stock upon such conversions.

     In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series C preferred stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series C stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series C preferred stock into shares of common stock. If the outstanding shares of Series C preferred stock had been converted into shares of common stock on September 30, 2002, we would have been obligated to issue 538,656,750 shares of common stock upon such conversions.

     In September 2002, the outstanding shares of our Series D preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series D preferred stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series D preferred stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series D stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series D preferred stock into shares of common stock. If the outstanding shares of Series D preferred stock had been converted into shares of common stock on September 30, 2002, we would have been obligated to issue 7,620,000 shares of common stock upon such conversions.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          During the third quarter of 2002, we filed the following reports on Form 8-K:

          (i) On October 4, 2002, we filed a report on Form 8-K to report a change in our Certifying Accountant on May 11, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               HOMECOM COMMUNICATIONS, INC.


                                               By: /s/ Timothy R. Robinson
                                               ---------------------------
                                               Name:  Timothy R. Robinson
                                               Title: Executive Vice President,
                                                      Chief Financial Officer
                                               Date:  November 8, 2002


                                  CERTIFICATION

I, Timothy R. Robinson, Executive Vice President and Chief Financial Officer of HomeCom Communications, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of HomeCom Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  11/08/02                                /s/ Timothy R. Robinson
       --------                                ---------------------------------
                                               Timothy R. Robinson
                                               Executive Vice President and
                                               Chief Financial Officer

EXHIBIT INDEX

     (a)  Exhibits

          None