Form 10-K
period 2002-12-31
HOMECOM COMMUNICATIONS INC
filed 2003-04-15
CIK 1021226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K
(Mark One)
       /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
                -------------------------------------------------
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
                                 (404) 237-4646

           Securities registered pursuant to Section 12(b) of the Act:
     Title of each class                    Name of exchange on which registered
------------------------------              ------------------------------------
Common Stock, par value $0.0001                          OTC-BB
          per share


           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 12, 2003 as reported on the OTC Bulletin Board, was approximately $8,316. The shares of Common Stock held by each officer and director and by each person known to us who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 12, 2003, Registrant had outstanding 14,999,156 shares of Common Stock.

                                TABLE OF CONTENTS


Item No.                       Description                              Page No.
--------   ------------------------------------------------------------ --------
PART I
       1.  BUSINESS....................................................    1
       2.  PROPERTIES..................................................    6
       3.  LEGAL PROCEEDINGS...........................................    6
       4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    6

PART II
       5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.........................................    7
       6.  SELECTED FINANCIAL DATA.....................................    8
       7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................    9
       8.  FINANCIAL STATEMENTS........................................   13
       9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................   34

PART III
      10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   35
      11.  EXECUTIVE COMPENSATION......................................   37
      12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................   40
      13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   41

PART IV
      14.  CONTROLS AND PROCEDURES.....................................   41
      15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.........................................   42
           SIGNATURES..................................................   48
           CERTIFICATION...............................................   50

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

HISTORY AND RECENT DEVELOPMENTS

Recent Developments

Sale of Assets to Tulix Systems, Inc.

     On March 27, 2003, HomeCom Communications, Inc. ("HomeCom," "we" or "us") entered into an Asset Purchase Agreement (the "Agreement") with Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy
R. Robinson, who are officers and directors of HomeCom, are officers, directors and founding shareholders.

     Under the Agreement, Tulix will purchase the assets used in the operation of our hosting and web site maintenance business, including intellectual property, equipment, contracts, certain accounts receivable in an aggregate amount of approximately $70,000, and cash of $50,000 (the "Asset Sale"). As consideration for these assets, Tulix will:

     o issue to us shares of Tulix common stock that will represent 15% of the outstanding shares of Tulix;

     o issue to us a secured promissory note (the "Note") for a principal amount of $70,000 (subject to adjustment as described herein) that will bear interest at an annual rate of 7%, will be secured by certain assets of Tulix that are transferred to Tulix as part of the Asset Sale, and will become due one year after the closing of the Asset Sale (the principal amount of the note may be increased at closing pursuant to the terms of the Agreement); and,

     o assume certain obligations of ours, including certain accounts payable related to ongoing operations.

     The note to be issued by Tulix to HomeCom will be for a principal amount of $70,000, subject to adjustment as described below. If the sum of the cash and accounts receivable of HomeCom (as determined in accordance with GAAP in a manner consistent with HomeCom's past practices) on the day that we complete the Asset Sale is less than $325,053, the principal amount of the Note will be increased by an amount equal to the difference between $325,053 and the sum of HomeCom's cash and accounts receivable on the closing date (to the extent that the sum of cash and accounts receivable on the day that we complete the Asset Sale is more than $325,053, we will divide the excess evenly between HomeCom and

Tulix). The Note will bear interest at a rate of 7.0% per year and will mature on the one year anniversary of the Closing of the Asset Sale. Interest will be due and payable at maturity. The Note will be secured by certain assets transferred to Tulix in the Asset Sale.

     In connection with the Asset Sale, the Agreement provides that we will enter into a Shareholders' Agreement with Tulix, Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili. The Shareholders' Agreement would give HomeCom certain rights as a holder of Tulix stock for a period of five years. These rights include rights of co-sale, rights of first refusal, anti-dilution rights and rights to inspect the books and records of Tulix. The co-sale rights will give us (and the other Tulix shareholders) the right to participate in any sales, subject to certain exclusions, of Tulix stock by other Tulix shareholders. The rights of first refusal granted to us in the Shareholders' Agreement will require that Tulix give us (and the other Tulix shareholders) the right to purchase any securities, subject to certain exclusions, that it intends to offer to third parties before it offers those securities to third parties. The anti-dilution rights contained in the Shareholders' Agreement require Tulix to grant us additional shares of common stock any time, subject to certain exclusions, it issues shares of common stock to other persons so that our aggregate ownership interest in Tulix is generally not diluted. Finally, the Shareholders' Agreement gives us the right to inspect the books and records of Tulix, subject to the specific terms of the Shareholders' Agreement.

     The parties intend to complete the Asset Sale if (i) it is approved by HomeCom's stockholders as required under Delaware law and (ii) the other conditions to closing set forth in the Agreement are satisfied or waived. These conditions include, among others, the requirement that all third parties who have a contractual right to approve the assignment of their contracts to Tulix must consent to such assignment and a condition in favor of Tulix that the largest customer of the business to which the assets relate not have given notice that it intends to terminate its relationship with the business. As such, we can offer no assurance that the Asset Sale will be completed. Neither we nor Tulix is under any obligation to pay any type of termination fee if we do not complete the Asset Sale, and there are no other deal protection measures. The Agreement also contains a release from Tulix pertaining to certain matters and mutual releases with Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili regarding certain employment matters. (See "Part III. Item 11: Executive Compensation, Employment Contracts.").

License Agreement with Eurotech, Ltd.

     Also on March 27, 2003, HomeCom entered into a License and Exchange Agreement with Eurotech, Ltd. ("Eurotech") and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC (the "Exchange Agreement"). The Exchange Agreement contemplates that Eurotech and HomeCom will enter into a License Agreement (the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech will license to HomeCom its rights to the EKOR, HNIPU and Electro Magnetic Radiography (EMR) technologies. In exchange for the license of these technologies, HomeCom will
(i) issue to Eurotech 11,250 shares of Series F preferred stock and 1,069 shares of Series G preferred stock, both of which are new series of HomeCom's preferred stock, and (ii) pay Eurotech a royalty of seven percent (7.0%) on net sales generated by the licensed technologies and a royalty of four percent (4.0%) on net sales generated by products and services that are improvements on the licensed technologies. Closing of this transaction is subject to a number of conditions, including HomeCom's delivery of evidence that: (i) its accounts payable have been reduced to roughly $600,000, and (ii) the holders of HomeCom's Series B, C, D and E preferred stock have waived the mandatory conversion rights granted to them in connection with their respective shares of preferred stock. As such, we can offer no assurance that this transaction will be completed. The Exchange Agreement provides that, during the period prior to closing of the sale of HomeCom's hosting and web site maintenance business, the financial needs of the hosting and web site maintenance business will be funded by the operations of that business, while the finances relating to the new licensed technologies will be kept separate.

     EMR is a technology intended for the imaging of subterranean nuclear and hazardous wastes in ground and marine settings, and for oil exploration. HNIPU is a technology intended to improve upon conventional monolithic polyurethanes through a non-toxic process. EKOR is a family of non-toxic advanced composite polymer materials used in the containment of nuclear and hazardous materials.

     Shares of Series F Convertible Preferred Stock are convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per Series F Share, subject to adjustment as set forth in the Certificate of Designations governing the Series F Preferred Stock. As such, the 11,250 shares of Series F Preferred Stock to be issued to Eurotech will be convertible into 112,500,000 shares of common stock. In connection with the consummation of the transactions contemplated by the Exchange Agreement, we have agreed to issue 1,500 shares of Series F Preferred Stock to Polymate and 750 shares of Series F Preferred Stock to Greenfield. As such, we have agreed to issue a total of 13,500 shares of Series F Preferred Stock that will be convertible into 135,000,000 shares of common stock. The Certificate of Designations, however, provides that the shares of Series F preferred stock will only be convertible if HomeCom has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock (although the Certificate of Designations states that the shares of Series F Preferred Stock will become convertible on December 31, 2003 regardless of whether a sufficient number of shares of common stock have been authorized by such date). Currently, however, HomeCom has only 15,000,000 shares of authorized common stock, of which 14,999,156 shares have been issued and are outstanding. As such, our Board of Directors has approved, and has directed us to submit to our stockholders, a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. If this amendment is approved, and if Eurotech converts its shares of Series F Preferred Stock into shares of common stock, a change in control of HomeCom could occur. For example, if Eurotech were to convert all of its shares of Series F Preferred Stock, and if Polymate and Greenfield were to convert their shares of Series F Preferred Stock into shares of common stock, and if none of our other preferred shareholders were to convert their shares of preferred stock into shares of common stock, Eurotech would hold approximately 112,500,000 of the approximately 150,000,000 shares of common stock then-outstanding, or roughly 75% of the then-outstanding shares of common stock, and Polymate and Greenfield would hold, in the aggregate, approximately 22,500,000 shares of common stock, representing roughly 15% of the then-outstanding shares. Shares of Series F Preferred Stock have the right to vote on all matters with the common stock to the extent that such shares of Series F Preferred Stock are then convertible into shares of common stock.

     Pursuant to the License Agreement, HomeCom has agreed to issue 1,069 shares of Series G Convertible Preferred Stock to Eurotech. Each share of Series G Convertible Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by a number equal to 82.5% of the average closing price of the common stock over the preceding five business days. Shares of Series G preferred stock have no voting rights.

     HomeCom has agreed to enter into a commercially reasonable registration rights agreement with Eurotech, Polymate and Greenfield pursuant to which HomeCom would grant both demand and piggyback registration rights to those entities.

     In anticipation of the transaction, Lawrence Shatsoff and David Danovitch have resigned from the HomeCom Board of Directors, and Don Hahnfeldt, the President and Chief Executive Officer of Eurotech, and Dr. Randolph Graves, a director and the Chief Financial Officer and Vice President of Eurotech, have been elected to fill these vacancies on the HomeCom Board of Directors.

     If we complete the Tulix transaction, we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors. This would leave Michael Sheppard, Mr. Hahnfeldt and Dr. Graves as the three members of the HomeCom Board of Directors, meaning that the two designees of Eurotech will constitute a majority of our Board of Directors. It is expected that new HomeCom officers, who will be identified by Eurotech, will be appointed by the Board of Directors at such time.


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

     On March 23, 2001, HomeCom issued a press release to announce our intention to wind down our operations and, to the extent possible, sell our remaining assets. In our press release, we stated, "HomeCom also announced that it has decided to wind down its operations... HomeCom has been unable to obtain additional financing and has insufficient assets to completely satisfy its obligations to creditors and the liquidation preferences of its preferred stock." The press release went on to state: "HomeCom continues to explore other possibilities, which may include the sale of other assets." We have entered into our agreement with Tulix in furtherance of the intentions announced in this press release.

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

Employees

     As of March 12, 2003, we had 7 full-time employees. If we sell our assets to Tulix, we expect that all of these employees will resign from their positions with us and go to work for Tulix. On March 21, 2003, the Board appointed Michael Sheppard, one of our outside directors, to serve as a vice president of the Company, with specified limited powers generally relating to the proposed sale of assets to Tulix and the proposed transaction with Eurotech. The Board expects that Mr. Sheppard will remain an officer of HomeCom if the sale of assets to Tulix and the proposed license transaction with Eurotech are completed.

Customers

     During 2000, two customers each accounted for over 10% of revenues with one of those customers accounting for over 40%. During 2001 only one customer, Roadrunner, accounted for over 10% of sales, accounting for 82%. During 2002 Roadrunner alone accounted for 93% of sales. Our sales to our five largest customers represented approximately 76%, 89% and 97% of the total revenues for 2000, 2001 and 2002 respectively.

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

Item 2. PROPERTIES

     As of March 12, 2003 we occupy approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2003. This facility serves as our headquarters and computer center. If we complete the sale of substantially all of our assets to Tulix, we expect that Tulix will assume this lease from us.

     We have abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease that expired in January 2003, and abandoned an office in Atlanta.

     As of December 31, 2002 we have an accrual for real estate disposition liabilities of approximately $206,000, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York and Atlanta.

     We believe that the property which we currently have under lease is adequate to serve our business operations for the foreseeable future. We believe that if we were unable to renew the lease on this facility, we could find other suitable facilities with no material adverse effect on our business.

Item 3. LEGAL PROCEEDINGS

     On or about February 8, 2002, we received a complaint filed by Properties Georgia OBJLW One Corporation in the State Court of Fulton County, Georgia on December 6, 2001, alleging that we defaulted on our lease in Building 14 at 3495 Piedmont Road, Atlanta, Georgia 30305. The complaint sought damages in the amount of $141,752 plus interest of $23,827, plus attorneys' fees and court costs. On December 18, 2002 we reached a settlement with Georgia OBJLW One Corporation in the amount of $135,000, consisting of one payment of $30,000 paid at that time, followed by seven monthly payments of $15,000 to be made from February thru August, 2003.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of securityholders during the fourth quarter of 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common Stock has been quoted on the OTC Bulletin Board under the symbol "HCOM" since December 8, 2000. Prior to that date it was quoted on the Nasdaq SmallCap Market. The following table shows for the periods indicated the range of high and low bid prices as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001:                                        High              Low
First quarter                             $     .190       $     .018
Second quarter                                  .023             .006
Third quarter                                   .019             .007
Fourth quarter                                  .019             .003

2002:
First quarter                             $     .010       $     .010
Second quarter                                  .028             .003
Third quarter                                   .005             .003
Fourth quarter                                  .006             .001

2003:
First quarter (through March 12, 2003)    $     .004       $     .001


Holders of Record

     We had approximately 127 holders of record of our Common Stock as of March 12, 2003.

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


                                                                            Year Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                     1998            1999            2000           2001             2002
                                                 ------------    ------------    ------------   -------------    ------------
Statement of Operations Data:
Revenues                                         $  2,481,905    $  3,907,282    $  4,509,977    $  1,279,486    $  1,484,836
Cost of revenues                                    2,085,598         951,406       2,722,309       1,007,430       1,036,961
                                                 ------------    ------------    ------------    ------------    ------------
Gross profit                                          396,307       2,955,876       1,787,668         272,056         447,875
                                                 ------------    ------------    ------------    ------------    ------------

Operating expenses:
  Sales and marketing                               1,142,222       2,878,302       1,944,020             858
  Product development                                 633,268         315,809         321,259
  General and administrative                        2,896,287       3,765,514       1,182,192         770,659         517,323
  Depreciation and amortization                       542,269       1,757,124       1,605,345
  Asset Impairment                                                                  1,436,078         493,905          52,584
                                                 ------------    ------------    ------------    ------------    ------------
      Total operating expenses                      5,214,046       8,716,749       6,488,894       1,265,422         569,907
                                                 ------------    ------------    ------------    ------------    ------------
Operating loss                                     (4,817,739)     (5,760,873)     (4,701,226)       (993,366)       (122,032)
Other expenses (income):
  Gain on sale of division                         (4,402,076)
  Interest expense (income)                           445,216          32,583          (5,981)
  Other expense (income), net                        (166,917)       (103,175)        (90,793)       (146,362)        (26,637)
                                                 ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before               (693,962)     (5,690,281)     (4,604,452)       (847,004)        (95,395)
income  taxes
Income tax provision (benefit)                           --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                      (693,962)     (5,690,281)     (4,604,452)       (847,004)        (95,395)
Loss from discontinued operations                    (510,178)     (4,630,508)     (1,755,898)
Gain (loss) on disposal of business segment                         1,144,591      (3,000,377)        394,543
                                                 ------------    ------------    ------------    ------------    ------------
Net Loss                                           (1,204,140)     (9,176,198)     (9,360,727)       (452,461)        (95,395)
Deemed preferred stock dividend                      (666,667)     (2,557,466)     (1,526,728)       (708,778)       (706,733)
                                                 ------------    ------------    ------------    ------------    ------------
Loss applicable to common shareholders           $ (1,870,807)   $(11,733,664)   $(10,887,455)   $ (1,161,239)   $   (802,128)
                                                 ============    ============    ============    ============    ============
Gain (Loss) per common share--basic and
diluted
  Continuing operations                          $      (0.16)   $      (0.90)   $      (0.72)   $      (0.16)   $      (0.05)
  Discontinued operations                               (0.28)          (0.96)          (0.55)           0.04
                                                 ------------    ------------    ------------    ------------    ------------
      Total                                      $      (0.44)   $      (1.86)   $      (1.27)   $      (0.12)   $      (0.05)
                                                 ============    ============    ============    ============    ============
Weighted average common shares outstanding          4,287,183       6,324,791       8,549,693       9,869,074      14,999,156
                                                 ============    ============    ============    ============    ============


                                              ----------------------------------------------------------------------------
                                                  1998            1999              2000          2001            2002
                                              ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Working capital (deficit)                     $  2,265,725    $  1,033,802    $   (823,406)   $   (960,154)   $ (1,705,568)
Total assets                                     4,565,490      10,535,718       2,528,973         665,391         507,554
Long-term obligations                               88,242         315,275         357,757
Total liabilities                                1,117,041       2,930,600       2,298,013       1,533,124       2,109,069
Redeemable Preferred Stock                                       1,624,920         251,750         251,750         251,750
Stockholders' equity (deficit)                   3,448,449       5,980,198         (20,790)     (1,119,483)     (1,853,265)


                                                                 8

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquirer. During 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. We have entered into an agreement to sell substantially all of the assets used in our hosting and website maintenance business to Tulix. We have also entered into an agreement to license certain technologies from Eurotech. If these transactions are consummated, our only assets will be cash and accounts receivable that we do not transfer to Tulix and the assets that we license from Eurotech.

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

Results of Operations

     Year Ended December 31, 2001 as Compared to Year Ended December 31, 2002

     Revenues. Revenues increased 16.0% from $1,279,486 in 2001 to $1,484,836 in 2002. This increase of $205,350 is primarily attributable to the growth in the RoadRunner account. Revenues consisted of $9,332 in website development work in progress, which is recognized based upon an average percentage completion calculation (69% of current contracts totaling $13,500), and $16,090 and $1,459,414 in hourly maintenance and monthly hosting respectively, which are recognized at the time that services are provided.

     Cost of Revenues. Cost of revenues includes salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues increased from $1,007,430, or 78.7% of revenues in 2001 to $1,036,961 or 69.8% of revenues in 2002. The increase in the cost of sales is attributable to the expenditure of funds associated with the growth of the RoadRunner account. Costs of Revenues decreased as a percentage of revenues due to the gains in Hosting revenues outpacing increases in production costs.

     Gross Profit. Gross profit increased by $175,819 from $272,056 in 2001 to $447,875 in 2002. Gross profit margins also increased from 21.3% during 2001 to 30.2% during 2002. This increase as a percentage of net sales is due to gains in Hosting revenues, which outpaced increases in production costs.

     Sales and Marketing. The Company ceased all significant sales and marketing efforts during 2001. There were no sales and marketing expenditures in 2002.

     Product Development. The Company ceased all product development efforts during 2001. There were no product development expenditures in 2002.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $770,659 in 2001 to $517,323 in 2002. As a percentage of net sales, these expenses decreased from 60.2% in 2001 to 34.8% in 2002. The percentage decrease is due to continued reduction in personnel and a resulting decrease in the pro-rata portion of costs assigned to general and administrative expenses.

     Depreciation and Amortization. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in 2001 or 2002.

     Asset Impairment Charge. We incurred an asset impairment charge of $52,584 in association with the writedown of the fair market value of our fixed assets to current market levels.

     Other Income. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income decreased from $146,362 in 2001 to $26,637 in 2002. The decrease is primarily due to the absence of any significant income outside of normal operations. Approximately $20,600 of the miscellaneous income is attributable to the dismissal of the lawsuit pursued by Creditor's Adjustment Bureau on behalf of Siemen's ICN and the resultant adjustment to expenses which had been accrued.

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

     Cost of Revenues. Cost of revenues includes salaries for programmers, technical staff, sales staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of revenues decreased from $2,722,309 or 60.4% of revenues in 2000 to $1,007,430 or 78.7% of revenues in 2001. The decrease in the cost of sales is attributable to reductions in production personnel and to the reduction of internet connection and local loop costs. Costs of Revenues increased as a percentage of revenues due to the loss in Web development revenues outpacing reductions in production costs.

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

     Product Development. Product development costs consist of personnel costs required to conduct our product development efforts, and a pro-rata allocation of telecommunications, facilities and data center costs. Total expenditures for product development decreased from $321,259 or 7.1% of revenues in 2000 to $0 in 2001. The Company has discontinued all product development efforts.

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

     Depreciation and Amortization. Depreciation and amortization includes depreciation and amortization of computers, network equipment, office equipment, equipment under capital leases, and intangible assets. Depreciation and amortization decreased from $1,605,345 or 35.6% of net sales in 2000 to $0 or 0.0% in 2001. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000 and the Company's announcement that it intends to wind-down its operations, the Company has suspended depreciation of its remaining assets.

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

                         LIQUIDITY AND CAPITAL RESOURCES

General

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2002, we had an accumulated deficit of $25,795,686 and a working capital deficit of $1,705,568. On March 23, 2001, we announced our intentions to wind down operations. We have entered into an agreement to sell substantially all of our operating assets to Tulix and we have entered into an agreement to license certain technologies from Eurotech. If we complete these transactions, our only operating assets will be cash and accounts receivable that we do not transfer to Tulix and the assets that we license from Eurotech.

     Whether we sell our remaining assets to Tulix or not, we believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. It is our understanding that additional financing may be made available to HomeCom if the proposed transaction with Eurotech closes. However, we have received no commitment that any such financing will be made available, and the closing of the Eurotech transaction is subject to a number of conditions that may prevent the closing of the transaction from occurring. Furthermore, we can provide no assurance that any such financing, even if it were to be provided to HomeCom, would enable us to sustain our operations. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about HomeCom's ability to continue as a going concern. The financial statements included herein have been prepared assuming HomeCom is a going concern and do not include any adjustments that might result should HomeCom be unable to continue as a going concern.

     Net cash used in operating activities was $214,626 for the year ended December 31, 2002. Funds necessary for operations were provided by the use of funds on deposit at the end of 2002.

     We spent $38,378 and $31,825 during 2002 and 2001, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers. Our commitments as of December 31, 2002 consist of our lease on our Atlanta, Georgia facility.

Item 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          ------

Report of Independent Accountants                                           14
Consolidated Balance Sheets as of December 31, 2001 and 2002                15
Consolidated Statements of Operations for Each of the Three
   Years in the Period Ended December 31, 2002                              16
Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for Each of the Three Years in the Period Ended
    December 31, 2002                                                       17
Consolidated Statements of Cash Flows for Each of the Three
    Years in the Period Ended December 31, 2002                             18
Notes to Consolidated Financial Statements                                  20

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Homecom Communications, Inc.


We have audited the accompanying consolidated balance sheets of HomeCom Communications, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of Amercia. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeCom Communications, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America .

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


                                            /s/  Sherb & Company, LLC
                                            -----------------------------------
                                                 Sherb & Company, LLC
                                                 Certified Public Accountants


New York, New York
March 19, 2003, except for Note 14, which is dated as of March 28, 2003



                                      HOMECOM COMMUNICATIONS, INC.
                                      CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                          ----------------------------
                                                                              2001            2002
                                                                          ------------    ------------
                                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $    413,346    $    160,342
   Accounts receivable, net                                                    154,144         243,159
                                                                          ------------    ------------
       Total current assets                                                    567,490         403,501
Prepaid expenses                                                                                20,358
Furniture, fixtures and equipment, net                                          97,901          83,695
                                                                          ------------    ------------
Total assets                                                              $    665,391    $    507,554
                                                                          ============    ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                  $  1,527,644    $  2,109,069
                                                                          ------------    ------------
       Total current liabilities                                             1,527,644       2,109,069
Other liabilities                                                                5,480
                                                                          ------------    ------------
       Total liabilities                                                     1,533,124       2,109,069
                                                                          ------------    ------------
   Redeemable Preferred stock, Series B $.01 par value, 125 shares authorized, 125 shares issued at December 31, 2001 and 2002, respectively and 17.8 shares outstanding at December 31, 2001 and
     2002, respectively, convertible, participating, $423,449
     liquidation value as of December 31, 2002                                 251,750         251,750
                                                                          ------------    ------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     14,999,156 shares issued and outstanding at December 31, 2001 and
     2002, respectively                                                          1,500           1,500
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized, 90.5 shares outstanding at December 31, 2001 and 2002,
     respectively, convertible, participating;                                       1               1
     $2,181,993 liquidation value at December 31, 2002
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized,1.3 shares outstanding at December 31, 2001 and 2002, respectively; convertible, participating;
     $30,871 liquidation value at December 31, 2002                                  1               1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and outstanding as of
     December 31, 2001 and 2002 respectively, convertible,
     participating; $2,588,996  liquidation value at December 31, 2002               1               1
   Treasury stock, 123,695 shares at December 31, 2002                          (8,659)         (8,659)
   Additional paid-in capital                                               24,587,964      23,949,577
   Accumulated deficit                                                     (25,700,291)    (25,795,686)
                                                                          ------------    ------------
       Total stockholders' deficit                                          (1,119,483)     (1,853,265)
                                                                          ------------    ------------
       Total liabilities and stockholders' deficit                        $    665,391    $    507,554
                                                                          ============    ============


                             The accompanying notes are an integral part of
                                these consolidated financial statements.


                                      HOMECOM COMMUNICATIONS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                               2000            2001            2002
                                                               ----            ----            ----

Revenues                                                   $  4,509,977    $  1,279,486    $  1,484,836
Cost of revenues                                              2,722,309       1,007,430       1,036,961
                                                           ------------    ------------    ------------
GROSS PROFIT                                                  1,787,668         272,056         447,875
                                                           ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                        1,944,020             858
   Product development                                          321,259
   General and administrative                                 1,182,192         770,659         517,323
   Depreciation and amortization                              1,605,345
   Asset impairment charge                                    1,436,078         493,905          52,584
                                                           ------------    ------------    ------------
   Total operating expenses                                   6,488,894       1,265,422         569,907
                                                           ------------    ------------    ------------
OPERATING LOSS                                               (4,701,226)       (993,366)       (122,032)

OTHER INCOME
    Interest income                                              (5,981)
    Other income                                                (90,793)       (146,362)        (26,637)
                                                           ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (4,604,452)       (847,004)        (95,395)

INCOME TAX PROVISION (BENEFIT)                                     --              --              --
                                                           ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                              (4,604,452)       (847,004)        (95,395)
LOSS FROM DISCONTINUED OPERATIONS                            (1,755,898)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED BUSINESS SEGMENT
                                                             (3,000,377)        394,543

                                                           ------------    ------------    ------------
NET LOSS                                                     (9,360,727)       (452,461)        (95,395)

DEEMED PREFERRED STOCK DIVIDEND                              (1,526,728)       (708,778)       (706,733)

                                                           ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                     $(10,887,455)   $ (1,161,239)   $   (802,128)
                                                           ============    ============    ============

GAIN (LOSS) PER SHARE--BASIC AND DILUTED
     CONTINUING OPERATIONS                                 $      (0.72)   $      (0.16)   $      (0.05)
     DISCONTINUED OPERATIONS                                      (0.55)           0.04
                                                           ------------    ------------    ------------
             TOTAL                                         $      (1.27)   $      (0.12)   $      (0.05)
                                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                           8,549,693       9,869,074      14,999,156
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


                                      HOMECOM COMMUNICATIONS, INC.

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For Each of the Three Years in the Period Ended December 31, 2002



                                   Preferred Stock                    Common Stock           Treasury
                                Shares          Amount           Shares        Amount         Stock
                             ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1999            213    $          3       7,040,525   $        704   $

Issuance of preferred
  stock and warrants,
  net of offering costs               106               1
Warrant exercises                                                  15,077              1
Conversion of Series B
  preferred stock to
  common shares                                                   902,307             90
Conversion of Series C
  and D preferred
  stock to common shares             (119)             (1)      1,391,629            139
Stock option exercises                                              8,197              1
Cancellation of
  subscription receivable
  under employment
  agreements
Penalties on Series E
  preferred stock
Other                                                               1,421              1
Net loss
                             ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2000            200               3       9,359,156   $        936


Receipt of Treasury stock                                                                        (8,659)
Conversion of Series C
  preferred stock to
  common shares                        (2)                      5,640,000            564
Penalties on preferred
  stock
Net loss
                             ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2001            198               3      14,999,156          1,500         (8,659)

Penalties on preferred
  stock
Net loss
                             ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2002            198    $          3      14,999,156   $      1,500   $     (8,659)
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


                               HOMECOM COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

             For Each of the Three Years in the Period Ended December 31, 2002

                                       (Continued)


                                                                                 Total
                              Additional                                     Stockholders'
                               Paid-In      Subscriptions    Accumulated        Equity
                               Capital        Receivable       Deficit         (Deficit)
                             ------------    ------------    ------------    ------------

Balance, December 31, 1999   $ 21,931,281    $    (64,687)   $(15,887,103)   $  5,980,198

Issuance of preferred
  stock and warrants,
  net of offering costs         1,855,425                                       1,855,426
Warrant exercises                  79,617                                          79,618
Conversion of Series B
  preferred stock to
  common shares                 1,599,044                                       1,599,134
Conversion of Series C
  and D preferred
  tock to common shares              (138)
Stock option exercises             12,083                                          12,084
Cancellation of
  subscription receivable
  under employment
  agreements                                       64,687                          64,687
Penalties on Series E
  preferred stock                (251,211)                                       (251,211)
Other                                                                                   1
Net loss                                                       (9,360,727)     (9,360,727)
                             ------------    ------------    ------------    ------------
Balance, December 31, 2000     25,226,101               0     (25,247,830)        (20,790)


Receipt of Treasury stock                                                          (8,659)
Conversion of Series C
  preferred stock to
  common shares                      (564)
Penalties on preferred
  stock                          (637,573)                                       (637,573)
Net loss                                                         (452,461)       (452,461)
                             ------------    ------------    ------------    ------------
Balance, December 31, 2001     24,587,964               0     (25,700,291)     (1,119,483)

Penalties on preferred
  stock                          (638,387)                                       (638,387)
Net loss                                                          (95,395)        (95,395)
                             ------------    ------------    ------------    ------------
Balance, December 31, 2002   $ 23,949,577    $          0    $(25,795,686)   $ (1,853,265)
                             ============    ============    ============    ============


                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                                      17(Continued)

                                      HOMECOM COMMUNICATIONS, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                              -----------------------------------------
                                                                  2000           2001           2002
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(9,360,727)   $  (452,461)   $   (95,395)
Adjustments to reconcile net loss to cash used in operating
  activities:
  Depreciation and amortization                                 1,632,939
  Write down of investment, fixed assets and intangibles        4,638,314        477,759         52,584
  Forgiveness of subscriptions receivable                          64,687
  Provision for bad debts                                        (184,851)        37,472        (24,813)
  Deferred rent expense                                          (124,321)         2,698         (5,480)
  Change in operating assets and liabilities:
    Accounts receivable                                           901,613         24,433        (64,202)
    Prepaid expenses                                                                            (20,358)
    Accounts payable and accrued expenses                        (228,422)      (982,431)       (56,962)
    Accrued payroll liabilities                                    85,121
    Unearned revenue                                             (296,319)
    Other                                                         244,402
                                                              -----------    -----------    -----------
  Net cash used in operating activities                        (2,627,564)      (892,530)      (214,626)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment                  (362,161)       (15,679)       (38,378)
  Loans to related parties                                        200,000
  Proceeds from sale of divisions                                                864,603
                                                              -----------    -----------    -----------
    Net cash provided by (used in) investing activities          (162,161)       848,924        (38,378)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                          (54,747)       (63,764)
  Proceeds from issuance of common shares and exercise of
    warrants                                                       12,084
  Proceeds from issuance of preferred shares and warrants       1,855,426
                                                              -----------    -----------    -----------
  Net cash provided by (used in) financing activities           1,812,763        (63,764)          --


                             The accompanying notes are an integral part of
                                 these consolidated financial statements


                                          HOMECOM COMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                               Year Ended December 31,
                                                                      -----------------------------------------
                                                                         2000           2001           2002
                                                                      -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             $  (976,962)   $  (107,370)   $  (253,004)
CASH AND CASH EQUIVALENTS at beginning of year                          1,497,678        520,716        413,346
                                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS at end of year                              $   520,716    $   413,346    $   160,342
                                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
  NON CASH INVESTING AND FINANCING ACTIVITIES:
  Interest paid                                                       $      --      $      --      $      --
                                                                      ===========    ===========    ===========
  Capital lease obligations incurred during year on lease of
    computer equipment                                                $    40,474    $      --      $      --
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

                                       19

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation--Going Concern

     Historically, HomeCom Communications, Inc. (the "Company") developed and marketed specialized software applications, products and services to enable financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. Revenue was derived from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 2002 of approximately $26 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     On March 23, 2001 the Company announced that it was seeking to wind down its operations. Additionally, the Company has filed a preliminary Proxy Statement to announce a Special Meeting of the stockholders. One of the proposals that the stockholders are being asked to consider and vote upon is a proposal to sell the remaining hosting and website maintenance business to Tulix Systems, Inc., a company in which Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both the Company and Tulix, are the principal shareholders. If completed, the sale of this business, which is the Company's only operating business, will constitute a sale of substantially all of the Company's operating assets and will leave the Company without any operating business with which to generate revenues or profits.

Asset Impairment

     The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 142, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company recognized a charge of $52,584, $493,905, and $1,436,078 during the years ending December 31, 2002, 2001 and 2000 respectively for asset impairment.

     Investment in iDefense

     During the fourth quarter of year 2000, the Company recognized an impairment loss of $329,270 with no associated tax benefit, related to its investment in iDefense (See Note 12). The Company identified conditions including the continued losses of iDefense, the difficulty iDefense had in obtaining additional financing, as well as significant reductions in valuations of Internet related companies. The Company believed that these items were all indicators of asset impairment. During the second quarter of year 2001, the Company recorded an additional impairment charge of $493,905 with no associated tax benefit to write down the remaining carrying value. Subsequently, on October 19th, 2001 the Company was advised that iDefense had filed Chapter 11 Bankruptcy in the Eastern District of Virginia, and under the supervision of the Bankruptcy Court the assets of iDefense had been sold. The sale did not produce sufficient funds to satisfy iDefense's creditors. The Chapter 11 filing is anticipated to be converted to Chapter 7 with liquidation of all assets in fractional satisfaction of outstanding creditor claims. No residual value for stockholders is anticipated.

     Ganymede Goodwill

     During the second quarter of 2000, the Company recognized a goodwill impairment charge of $831,310 with no associated tax benefit, related to the 1999 acquisition of Ganymede Corporation ("Ganymede") (See Note 12). The review for the impairment of these operations was triggered by cash flow losses and forecasted operating cash flows below those expected at the time that Ganymede was acquired. Accordingly, the Company concluded that intangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to this asset.

     Fixed Assets

     In the fourth quarter of years 2002 and 2000, the Company recorded charges of $52,584 and $275,498 respectively, related to the write-down of fixed assets at its Atlanta operations. These write-downs were a result of the conditions as outlined above relative to the future of the Company. The Company has suspended depreciation of its remaining assets.

Intangible Assets

     Intangible assets represented identifiable and unidentifiable intangible assets related to acquired businesses. Amounts assigned to certain relationships and licenses were amortized on a straight-line basis over three years; amounts assigned to retail insurance operations were amortized on a straight-line basis over seven years; costs in excess of net tangible and identifiable intangible assets acquired that were recorded as goodwill were amortized on a straight-line basis over periods ranging from three to five years. As of December 31, 2000 the remaining intangible assets balance of $557,173 represented the net recoverable asset in conjunction with the ultimate disposition of the FIMI operations. This amount was written off in the first quarter of 2001 in conjunction with the closing of the sale of FIMI to Digital Insurance.

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

Cash and Cash Equivalents

     For purposes of the statements of cash flows, management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts.

                                             Allowance for Doubtful Accounts
                                           Three Years ended December 31, 2002

    Description           Balance at        Additions (Reductions)             Deductions            Balance at End of
                         Beginning of       Charged to Costs and        (A/R Written Off to Bad           Period
                            Period                Expenses                       Debt)
--------------------     -------------     -----------------------      ------------------------     -----------------
Year Ending 12/31/00     $    (215,925)    $                95,060      $                 89,790     $         (31,075)
Year Ending 12/31/01     $     (31,075)    $               (52,321)     $                 14,850     $         (68,546)
Year Ending 12/31/02     $     (68,546)    $               (21,113)     $                 45,926     $         (43,733)


                                       21

     Historically, concentration of credit risk with respect to trade accounts receivable has been generally diversified due to the large number of entities comprising the customer base. However, the Company's sales to its five largest customers represented approximately 89% and 97% of total revenues for the years ended December 31, 2001 and 2002, respectively. During 2001, one customer accounted for 82% of the revenues of the Company. During 2002, one customer accounted for 93% of the revenues of the Company. The Company provides an allowance for accounts which are estimated to be uncollectible.

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

     For the year ended December 31, 2002, $9,332 in revenue was recognized under the percentage-of-completion method for fixed price contracts. The weighted average completion was 69%. Revenues for other services were recognized at the time the services were provided and consisted of $16,090 in maintenance services and $1,459,414 in web site hosting services.

Advertising Expenses

     Advertising costs are expensed when incurred. Advertising expenses were approximately $216,098, $0 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Basic and Diluted Loss Per Share

     Basic and diluted loss per share are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 2002, the numerator and denominator are the same for both basic and diluted loss per share.

     The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                           2000            2001            2002
                                                       ------------    ------------    ------------
Loss from continuing operations                        $ (4,604,452)   $   (847,004)   $    (95,395)
Less: Deemed Preferred stock dividend                    (1,526,728)       (708,778)       (706,733)
                                                       ------------    ------------    ------------
Loss from continuing operations applicable to common
  shareholders                                           (6,131,180)     (1,555,782)       (802,128)
Discontinued operations                                  (4,756,275)        394,543
                                                       ------------    ------------    ------------
Net loss applicable to common shareholders             $(10,887,455)   $ (1,161,239)   $   (802,128)
                                                       ============    ============    ============
Weighted average common shares outstanding--
  Basic and diluted                                       8,549,693       9,869,074      14,999,156
                                                       ------------    ------------    ------------
Loss per share--continuing operations                  $      (0.72)   $      (0.16)   $      (0.01)
Gain (Loss) per share--discontinued operations                (0.55)           0.04
                                                       ------------    ------------    ------------
                                                       $      (1.27)   $      (0.12)   $      (0.01)
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

Recently Issued Accounting Standards

     The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and
64, Amendment of FASB Statement No. 13, and Technical Corrections as of April
2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No.
145 rescinds SFAS No. 4 and SFAS No. 64, which generally required that all gains and losses from extinguishment of debt be aggregated, and classified as an extraordinary item. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.

                                       23

     In July 2002 the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.

     In November 2002, the FASB Issued FASB interpretation (FIN) No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

Other Matters

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

     Furniture, fixtures and equipment, net, are comprised of the following as of:


                                                               December 31,
                                                           ---------------------
                                                             2001         2002
                                                           --------     --------
Furniture and fixtures                                     $  8,940     $ 29,525
Computer equipment                                           88,961      106,754
                                                           --------     --------
                                                             97,901      136,279
Less: write down to fair value less costs to sell                         52,584
                                                           --------     --------
                                                           $ 97,901     $ 83,695
                                                           ========     ========

     During the year ending December 31, 2000 Furniture, Fixtures and Equipment were adjusted to reflect estimated realizable value pending sale. This approach to fixed assets has been maintained during the years ending December 31, 2001 and 2002, given the business conditions outlined above relative to the future of the Company. During the year ending December 31, 2002 Furniture, Fixtures and Equipment were again adjusted to reflect estimated realizable value pending sale.

3. INTANGIBLE ASSETS

    Intangible assets consist of the following:
                                                              December 31,
                                                       -------------------------
                                                          2001           2002
                                                       ---------      ----------
Goodwill                                                 557,173
Less: Write down related to asset impairment
  and sale of division                                  (557,173)
                                                       ---------      ----------
                                                       $       0      $     --
                                                       =========      ==========

     The $557,173 write down in 2001 represents the remaining intangible value of FIMI that was written off in the process of the closing of the sale. After the sale of FIMI in 2001 the Company holds no other Intangible Assets.

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

     The contribution of each historical business segment for the year 2000 to total discontinued operations is reflected in the following table.

                    Discontinued Operations Segments                 Year Ended
                                                                    December 31,
                                                                        2000
                                                                    -----------
Revenues:
  FIMI                                                              $ 2,497,366
  Internet Banking                                                      465,467
                                                                    -----------
    Totals                                                          $ 2,962,833
                                                                    ===========

Gain (Loss) from Discontinued Operations
  FIMI                                                              $(1,970,584)
  Internet Banking                                                      214,686
                                                                    -----------
    Totals                                                          $(1,755,898)
                                                                    ===========


5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under non-cancelable operating lease agreements expiring through 2003. The Company has previously entered into capital leases of computer equipment. Future minimum lease payments under operating leases are $136,489 for the year ending December 31, 2003.

     As of March 12, 2003 we occupy approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2003. This facility serves as our headquarters and computer center. We have also abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease that expired in January 2003, and abandoned an office in Atlanta.

     As of December 31, 2002 we have an accrual for real estate disposition liabilities of approximately $206,000, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York and Atlanta.

     Rental expense under operating leases was approximately $831,999, $150,307 and $157,772 for the years ended December 31, 2000, 2001 and 2002 respectively.

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

6. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS

     At December 31, 2002, 142,000 warrants were outstanding at a weighted average exercise price of $5.05.

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

     The Series B Preferred Stock is convertible into common stock at a conversion price equal to the lower of (a) the average of the closing price for four consecutive trading days in the twenty-five consecutive trading days ending one day prior to the conversion date ($4.86 at the Issuance date) and (b) $5.23. The number of common shares into which the Series B Preferred Stock is convertible is determined by dividing the stated value of the Series B Preferred Stock, increased by 5% annually, by the conversion price. As the Series B Preferred Stock was to be automatically convertible on March 24, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% annual increase for the three year period ending in 2002. After adjustment for this additional benefit the $4.86 conversion price is reduced to $4.23, the most beneficial conversion price at the Issuance Date.

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24, 1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $18,000 and $2,672 of the beneficial conversion was amortized in 2000 and 2001, respectively. During 1999, 10 shares of Series B Preferred Stock were converted into 63,317 shares of common stock. During 2000, 97.19 shares of Series B Preferred Stock were converted into 902,307 shares of common stock.

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

     In March of 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock; however, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, no shares of Series B preferred stock have been converted, and we remain obligated to convert the remaining shares of Series B preferred stock into shares of common stock.

8. ISSUANCE OF SERIES C PREFERRED STOCK

     On July 28, 1999, the Company completed a private placement of $3,500,000 principal amount of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and warrants to acquire up to 59,574 shares of Common Stock (the "Series C Preferred Warrants"). The Series C Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the "Series C Stated Value"). Each Series C Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series C Stated Value by the lesser of
(a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series C Preferred Stock issued and outstanding on July 22, 2002 to automatically be converted into Common Stock at the conversion price then in effect.

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $3,323,748 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $3,170,904 assigned to the preferred stock and $152,844 assigned to the warrants as of July 27, 1999. The Company then allocated $1,678,505 of the Series C net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $72,000 and $190 of the beneficial conversion was amortized in 2000 and 2001, respectively. During 1999, 37.5 shares of Series C Preferred Stock were converted into 281,460 shares of common stock. During 2000, 45.4 shares of Series C Preferred Stock were converted in to 802,056 shares of common stock. During 2001, 1.63 shares of Series C Preferred Stock was converted into 5,640,000 shares of Common Stock.

     The Company has the right, in its sole discretion, to redeem, from time to time, any or all of the Series C Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption at 120% of the original purchase price.

     In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series C preferred stock, no shares of Series C preferred stock have been converted, and we remain obligated to convert the remaining shares of Series C preferred stock into shares of common stock.

     The Series C Preferred Warrants expire on July 27, 2004 and have an exercise price of $7.34 per share, subject to adjustment under certain circumstances.

9. ISSUANCE OF SERIES D PREFERRED STOCK

     On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company's Series D Convertible Preferred Stock, par value $.01 per share (the "Series D Preferred Stock") and warrants to acquire up to 25,000 shares of Common Stock (the "Series D Preferred Warrants"). The Series D Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the "Series D Stated Value"). Each Series E Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series D Stated Value by the lesser of (a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series D Preferred Stock issued and outstanding on September 22, 2002 was to automatically be converted into Common Stock at the conversion price then in effect.

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

     In September 2002, the outstanding shares of our Series D preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series D preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series D preferred stock, no shares of Series D preferred stock have been converted, and we remain obligated to convert the remaining shares of Series D preferred stock into shares of common stock.

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

     Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement under the Securities Act of 1933 with respect to a minimum of 1,808,293 shares of common stock issueable upon conversion of the Series E Preferred Stock and exercise of the Series E Preferred Warrants. The Company is obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. As of March 12, 2003, such registration statement has not been declared effective and penalties are owed to the Series E Preferred Stock holders. In accordance with the terms of the private placement, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. $637,572 and $638,387 was recorded as a deemed dividend to the Preferred Stockholders for the years ended December 31, 2001 and 2002, respectively.

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,855,426 to the Series E Preferred Stock and the Series E Preferred Warrants based on their relative fair values at the issuance date, resulting in $1,791,211 assigned to the Series E Preferred Stock and $64,215 assigned to the Series E Preferred Warrants as of April 14, 2000. The Company then allocated $1,059,347 of the Series E Preferred Stock net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $905,000, $68,344 and $68,345 of the beneficial conversion was amortized in 2000, 2001 and 2002, respectively. The balance of the beneficial conversion feature will be recognized through April 14, 2003.

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

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                           December 31,
                                                   -----------------------------
                                                    2000       2001       2002
                                                   -------    -------    -------
Risk-free interest rate                              5.58%        N/A        N/A
Volatility factors of the expected market price
   of the Company's common stock                       85%       106%       110%
Weighted average expected life of the options      5 years    5 years    5 years
Expected dividend yield                                 0%         0%         0%

     Had compensation cost for the Company's stock-based compensation plans been determined under the provisions consistent with FAS 123, the Company's net loss and loss per share for the years ended December 31, 2000, 2001 and 2002 would have been the pro forma amounts listed below:

                                                         Year Ended December 31,
                                           -------------------------------------------------
                                                2000               2001             2002
                                           --------------     -------------    -------------
Loss applicable to common shareholders:
  As reported                              $ (10,887,455)     $ (1,161,239)    $   (802,128)
  Pro forma                                  (11,496,918)       (1,073,237)        (971,837)
Basic and diluted loss per share:
  As reported                                      (1.27)            (0.12)           (0.05)
  Pro forma                                        (1.34)            (0.11)           (0.06)



Option activity under all of the stock option plans is summarized as follows:

                                                                 Year Ended December 31,
                                  ------------------------------------------------------------------------------------
                                             2000                         2001                         2002
                                  --------------------------   --------------------------   --------------------------
                                                  Weighted-                    Weighted-                    Weighted-
                                                   Average                      Average                      Average
                                     Shares       Exercise        Shares       Exercise       Shares        Exercise
                                                    Price                        Price                        Price
                                  -----------    -----------   -----------    -----------   -----------    -----------
Outstanding at beginning of
  year                              1,155,259    $      4.49   $   791,644    $      2.75       389,085    $      2.31
Granted                               924,688           1.17             0           0.00             0           0.00
Exercised                              (4,500)          4.06             0           0.00             0           0.00
Forfeited                          (1,283,803)          3.10      (402,559)          2.87        (1,666)          0.59
                                  -----------                  -----------                  -----------
Outstanding at end of year            791,644           2.75       389,085           2.31       387,419           2.32
                                  ===========                  ===========                  ===========
Options exercisable at year end       348,349           3.52       239,081           3.32       329,419           2.61
                                  ===========                  ===========                  ===========
Shares available for future
  grant                             1,080,187                    1,610,915                    1,612,581
                                  ===========                  ===========                  ===========
Weighted-average fair value
  of options granted during
  the year at the shares'
  fair value                      $      0.40                  $      0.00                  $      0.00
                                  ===========                  ===========                  ===========

The following table summarizes information about fixed options outstanding at December 31, 2002.

                                                        Weighted Average
                                                      Remaining Contractual
Exercise Prices                          Shares               Life
---------------                        -----------    ----------------------
$0.59-0.75                                231,095              7.2
$2.18-4.55                                 95,687              6.3
$6.00-6.13                                 60,637              5.4
                                       -----------
                                          387,419              6.3
                                       ===========


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

13. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                     December 31,
                                      -----------------------------------------
                                         2000           2001           2002
                                      -----------    -----------    -----------
Temporary differences:
Allowance for uncollectibles          $    12,430    $    27,418    $    17,493
Vacation accrual                                0              0              0
Depreciation                              166,183        (17,828)      (123,052)
Capital losses                                  0        166,629        166,629
Accrued legal fees                              0         24,000         18,000
Accrued settlement                         16,000              0              0
Deferred rent expense                     181,555         96,265         82,726
Cash to accrual adjustment                 70,370         35,185              0
Write-off of employee loans               186,000              0              0
Other accruals                             12,000              0              0
Software development expenses                   0              0              0
Net operating loss carryforward         7,061,664      7,643,728      7,849,024
                                      -----------    -----------    -----------
Deferred tax asset                      7,706,203      7,975,398      8,010,820
Valuation allowance                    (7,706,203)    (7,975,398)    (8,010,820)
                                      -----------    -----------    -----------
Net deferred tax asset                       --             --             --

Acquired intangibles                         --             --             --
                                      -----------    -----------    -----------
Deferred tax liability                       --             --
                                      -----------    -----------    -----------
Net deferred tax asset (liability)    $      --      $      --      $      --
                                      ===========    ===========    ===========

     At December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $20 million which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during 1997 resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the future utilization of the Company's net operating loss carryforwards as of the change date. Certain stock transactions occurring in 1998 and 1999 may have resulted in the Company incurring an ownership change, which may result in a limitation on the Company's future utilization of net operating loss carryforwards generated in 1998 and 1999. Based on the cumulative losses in recent years and the limitation and the use of the Company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset.

     The income tax benefit differs from the amounts computed by applying the Federal statutory rate of 40% to loss before taxes principally as a result of the recording of the valuation allowance.

14. SUBSEQUENT EVENT

On March 27, 2003, the Company entered into a License and Exchange Agreement with Eurotech, Ltd. ("Eurotech") and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC (the "Exchange Agreement"). The Exchange Agreement contemplates that HomeCom will enter into a License Agreement with Eurotech (the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech will license to the Company its rights to the EKOR, HNIPU and Electro Magnetic Radiography (EMR) technologies. In exchange for the license of these technologies, the Company will (i) issue to Eurotech 11,250 shares of Series F preferred stock and 1,069 shares of Series G preferred stock, both of which are new series of the Company's preferred stock, and (ii) pay Eurotech a royalty of seven percent

(7.0%) on net sales generated by the licensed technologies and a royalty of four percent (4.0%) on net sales generated by products and services that are improvements on the licensed technologies. Closing of this transaction is subject to a number of conditions, including the Company's delivery of evidence that: (i) its accounts payable have been reduced to roughly $600,000, and (ii) the holders of the Company's Series B, C, D and E preferred stock have waived the mandatory conversion rights granted to them in connection with their respective shares of preferred stock. The Exchange Agreement provides that, during the period prior to closing of the sale of the Company's hosting and web site maintenance business, the financial needs of the hosting and web site maintenance business will funded by the operations of that business, while the finances related to the new licensed technologies will be kept separate.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This disclosure has been omitted from this Annual Report on Form 10-K pursuant to the Instructions to Item 304 of Regulation S-K.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Executive Officers and Significant Employees

     The names and ages of the directors and executive officers of the Company as of December 31, 2002 and certain information about them are set forth below.

     Name                         Age       Position
     ----                         ---       --------
     Gia Bokuchava, Ph.D          39        Chief Technical Officer and Director
     Timothy R. Robinson          39        Executive Vice President, Chief
                                              Financial Officer and Director
     Nino Doijashvili, Ph.D.      41        Director of Technical Services
                                              and Director
     David Danovitch              40        Director
     Larry Shatsoff               48        Director
     Michael Sheppard             52        Director

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

     The Board is divided into three classes, each of which serves a three-year term. The Class I directors (Ms. Doijashvili, and Mr. Danovitch, formerly Mr. Thomas, Mr. Walker and Mr. Delity) were to serve until the 2001 Annual Meeting of Stockholders. However, because we never had a 2001 Annual Meeting of Stockholders, they remain on the Board of Directors. The Class II directors (Dr. Bokuchava and Mr. Robinson, formerly Mr. Nebel) were to serve until the 2002 Annual Meeting of Stockholders. However, because we never had a 2002 Annual Meeting of Stockholders, they remain on the Board of Directors. The Class III directors (formerly Messrs. Sax and Ellsworth) were to serve until the 2000 Annual Meeting of Stockholders. However, because we never held the 2000 Annual Meeting of Stockholders, these individuals remain on the Board of Directors, as well. Please note, however, that we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors if we complete the sale of assets to Tulix.

Recent Developments

     On March 21, 2003, Mr. Danovitch and Mr. Shatsoff resigned from the Board of Directors. The remaining members of the Board of Directors appointed Don V. Hahnfeldt and Dr. Randolph A. Graves, Jr. to fill the vacancies created by the resignations of Mr. Danovitch and Mr. Shatsoff, respectively.

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

Recent Developments

     As discussed above, Mr. Hahnfeldt and Dr. Graves have been appointed to fill the vacancies created by the resignations of Mr. Danovitch and Mr. Shatsoff. Background information concerning Mr. Hahnfeldt and Dr. Graves is set forth below.

     Don V. Hahnfeldt, 58, is currently President and Chief Executive Officer of Eurotech, Ltd. and has been with Eurotech since July 1999. Mr. Hahnfeldt has expertise in nuclear energy technology, strategic planning, financial management and a thirty-year background in public and government service. Mr. Hahnfeldt joined Eurotech after working in municipal management and development in the State of Washington. Prior to that, Mr. Hahnfeldt served with the United States Nuclear Submarine Force, as executive leader of the Nuclear Navy. He managed assets in excess of $17 billion and more than 4000 personnel as Commodore of the United States Pacific Trident submarines and nuclear facilities.

     Dr. Randolph A. Graves, Jr., 64, currently serves as a Vice President for Technology of Eurotech, Ltd., a position that he has held since March 2002. As the Vice President for Technology, Dr. Graves is responsible for Eurotech's long-range technology agenda, focusing on technology evaluation, acquisition strategy, and analysis of commercial competitiveness. Dr. Graves served as the Chairman and CEO of Eurotech from May 1995 until January 1998 and was a member of the Board of Directors from the date of Eurotech's incorporation until January 1998, from February 1999 to July 2001, and has again served as a director since August 2001 to the present. He has also served in several other capacities for Eurotech over the past three years. Dr. Graves has over thirty-five years experience with technology development, management and application. He served twenty-six years with NASA, finishing his career as a Senior Executive at NASA Headquarters. He has served on numerous managerial and technical panels and committees including a member of the White House's Federal Coordinating Council on Science Engineering and Technology Subcommittee on High Performance Computing and as NASA's member of NATO's Advisory Group on Aerospace Research and Development Fluid Dynamics Panel. He is currently a member of George Washington University's National Advisory Council for the School of Engineering Applied Science. Dr. Graves was awarded a Sloan Fellowship at Stanford University's Graduate School of Business in 1982. He also received NASA's Exceptional Performance Award for his managerial activities at NASA Headquarters.

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

     Based solely on its review of the copies of such forms received by it, the Company believes that, to the best of its knowledge, each of its officers, directors, and greater than ten-percent owners complied with all section 16(a) filing requirements applicable to them during the year ended December 31, 2002.

Item 11.   EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the total compensation paid or accrued by the Company in 2002 to its Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus exceeded $100,000 (each, a "Named Executive Officer"):


                                                  SUMMARY COMPENSATION TABLE

                                                        Annual                                Long-Term
                                                     Compensation                        Compensation Awards

                                                                                     Number of
                                                                                    Securities
                                                                Other Annual        Underlying        All Other
        Position             Year       Salary        Bonus     Compensation          Options        Compensation
        --------             ----       ------        -----     ------------          -------        ------------
                                                                (1)
Gia Bokuchava, Ph.D          2002        $105,000
    Chief Technical          2001         105,000
    Officer and Director     2000         102,022                    $66,518

Timothy R. Robinson          2002        $135,000
    Executive Vice           2001         135,000      $25,000
    President, Chief         2000          70,885       30,000                        150,000
    Financial Officer
    and Director

Nino Doijashvili             2002        $102,000
    Director of              2001         102,000
    Technical Services       2000          98,695                     $8,755
    and Director

---------------------
     (1) Pursuant to the employment agreements between the Company and Drs.
     Bokuchava and Doijashvili, Dr. Bokuchava and Dr. Doijashvili were eligible to receive cash bonuses to repay certain promissory notes issued by them to the Company in connection with their individual purchase of shares of
     Common Stock from the Company in August 1996.

     Each of the Company's executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

     No options were granted to or exercised by named executive officers in 2002. The following table sets forth the value of options held by the executive officers at December 31, 2002:

         Option Exercises in Last Fiscal Year and Year-End Option Values

                                                           Number of Securities
                               Shares                     Underlying Unexercised          Value of Unexercised
                              Acquired       Value              Options at               In-The-Money Options at
     Executive Officer       on Exercise   Realized          December 31, 2002              December 31, 2002
     -----------------       -----------   --------          -----------------              -----------------
                                                       Unexercisable    Exercisable   Unexercisable   Exercisable
                                                       -------------    -----------   -------------   -----------

Gia Bokuchava, Ph.D                 0            0               0         25,000             $0              $0

Timothy R. Robinson                 0            0          37,500        112,500             $0              $0

Nino Doijashvili                    0            0           8,333         38,095             $0              $0


                                       38

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

     Pursuant to the Tulix Agreement, Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili, on the one hand, and HomeCom, on the other hand, have agreed to release one another from all claims arising out of the three executives' employment with or separation from HomeCom, other than HomeCom claims arising out of the Tulix Agreement or arising out of any fraud, willful misconduct or criminal act.

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

     In connection with the winding down of the operations of HomeCom, these committees have been disbanded and have not been reconstructed upon the filling of vacancies on the Board of Directors. There were no changes to the Company's executive compensation policies in 2002.

Performance Graph

     The graph below compares our cumulative stockholder return on an indexed basis based on an investment of $100 on May 8, 1997 with the cumulative total return of the Nasdaq Computer Stocks Index (IXCO) (assuming the reinvestment of all dividends). The Company has paid no dividends to date.

                     HomeCom                                  Nasdaq Computer
                Communications Inc.       S&P 500 Index        & Data Process
                ------------------        -------------        --------------
05/08/97             100.00                     100.00               100.00
12/31/97             259.37                     119.73               113.06
12/31/98              58.33                     153.95               201.86
12/31/99              53.13                     186.34               426.64
12/31/00                .16                     155.30               237.60
12/31/01                .06                     168.24               179.90
12/31/02                .02                     103.49               114.23
03/24/03                .02                      96.14               111.05


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2002:

                                          Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                           remaining available for
                               Number of securities to be         Weighted-average          future issuance under
                                issued upon exercise of           exercise price of       equity compensation plans
                                  outstanding options,           outstanding options,       (excluding securities
    Plan Category                 warrants and rights            warrants and rights        reflected in column (a))
    -------------                 -------------------            -------------------        ------------------------
                                          (a)                             (b)                           (c)
Equity Compensation                           329,419                        $2.61                     1,612,581
    Plans approved by
    security holders...

Equity Compensation                               N/A                          N/A                           N/A
    Plans not approved
    by security holders...

                 Total...                     329,419                        $2.61                     1,612,581

Beneficial Ownership of Common Stock

     The following tables provide information as of March 12, 2003, concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director for the Company, (3) each Named Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors, and executive officers of the Company and, unless otherwise indicated, each of the stockholders has indicated that they have sole voting and investment power with respect to the shares beneficially owned. This table excludes holders of our convertible securities who have agreed to limit the number of shares of common stock that any such shareholders hold at any one time to not more than 4.99% of the outstanding shares of our common stock.

                                                              Amount of Nature of
Title of Class       Name of Beneficial Owner (2)          Beneficial Ownership (3)    Percent of Class
--------------       ----------------------------          ------------------------    ----------------
Common               Brittany Capital Management                  5,640,000                  37.6%
Common               Harvey W. Sax (4)                              823,534                   5.5%
Common               George Bokuchava, Ph.D. (5)                     64,559                    (1)
Common               Nino Doijashvili (7)                            42,335                    (1)
Common               Timothy Robinson (6)                           112,500                    (1)
Common               All executive Officers and                                                (1)
                     Directors as a group (Messrs.
                     Bokuchava, Doijashvili and Robinson)           219,394                    (1)

---------------------------
(1) Less than 1%.

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

(5) Includes 25,000 shares of Common Stock issuable upon the exercise of options outstanding as of March 12, 2003 at a weighted average exercise price of $4.48 per share.

(6) Includes 112,500 shares of Common Stock issuable upon the exercise of options outstanding as of March 12, 2003 at an exercise price of $0.75. Excludes 37,500 shares of Common Stock issuable upon the exercise of options outstanding held by Timothy Robinson as of March 12, 2003 at an exercise price of $.75 which are not currently exercisable and which become exercisable more than 60 days following the date of this Statement.

(7) Includes 38,095 shares of Common Stock issuable upon exercise of options outstanding as of March 12, 2003 at a weighted average exercise price of $0.59. Excludes 8,333 shares of Common Stock issuable upon the exercise of options outstanding as of March 12, 2003 at a weighted average exercise price of $0.59 which are not currently exercisable and which become exercisable more than 60 days following the date of this Statement.

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

Changes in Control

     Currently, HomeCom is authorized to issue up to 15,000,000 shares of common stock. On April 8, 2002, HomeCom filed a preliminary proxy statement that contains a proposal to increase the number of authorized shares of common stock to 100,000,000. The Board of Directors has subsequently determined to seek stockholder approval to increase the number of authorized shares of common stock to 300,000,000. Applicable corporate law requires that this proposal be approved by the holders of a majority of the outstanding shares of common stock of HomeCom in order to be implemented. If this proposal is presented to the stockholders for their approval, and if the stockholders approve the proposal, holders of outstanding shares of convertible preferred stock will be able to convert their shares of preferred stock into a large number of shares of common stock, possibly resulting in a change in control of HomeCom. Assuming a market price of the common stock of $.05 per share, the outstanding shares of HomeCom's Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock are currently convertible into 104,505,000 shares of HomeCom common stock. Obviously, we cannot predict how our stock price may change in the future, and the stock price presented in the previous sentence is intended only to illustrate the conversion features of our preferred stock. Any change in our stock price will cause a change in the number of shares of common stock into which our preferred stock is convertible. In addition, shares of Series F preferred stock and Series G preferred stock will also become convertible into shares of common stock, as more fully described in "PART I.
Item 1: Business, Recent Developments."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     We have entered into an agreement with Tulix to sell substantially all of the assets used in our hosting and web site maintenance business to Tulix. Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both HomeCom and Tulix, own all of the outstanding stock of Tulix. Pursuant to the agreement with Tulix, we would sell these assets to Tulix in exchange for 15% of the outstanding capital stock of Tulix and a secured note for approximately $70,000, and Tulix also would assume certain of our liabilities. The note will be secured by certain assets being sold to Tulix. In addition, the agreement requires that we, Tulix and Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili (as the holders of the outstanding Tulix stock) enter into a shareholders' agreement pursuant to which the shares of Tulix stock to be issued to us will carry certain rights, including rights of first refusal, rights of co-sale and rights to anti-dilution protection. Tulix will be capitalized with a total investment of $20,000 from Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili. (See "PART I. Item 1: Business, Recent Developments").

     We have also entered into the Exchange Agreement and the License Agreement with Eurotech. Mr. Hahnfeldt and Dr. Graves, who have been elected to serve on the Board of Directors of HomeCom in connection with the proposed transactions between HomeCom and Eurotech, are officers and directors of Eurotech. (See "PART
I. Item 1: Business, Recent Developments").

ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 is processed, recorded, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect its internal controls, since the date of the most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(A) List of Financial Statements

     (1) Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002.

     (2) Consolidated Statements of Operations for years ended December 31, 2000, December 31, 2001 and December 31, 2002.

     (3) Consolidated Statement of Changes in Stockholder's Equity (Deficit) for years ended December 31, 2000, December 31, 2001 and December 31, 2002.

     (4) Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 31, 2001 and December 31, 2002.

(B) Exhibits

 Exhibit                                              Description
----------    --------------------------------------------------------------------------------------------
2.1         --Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of
              HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital
              Insurance, Inc.*****

2.2         --Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001.*****

2.3         --Asset  Purchase  Agreement by and between HomeCom Communications, Inc. and Tulix Systems,
              Inc., dated March  24, 2003.

2.4         --License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications,
              Inc., Eurotech,  Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and
              Greenfield Capital Partners LLC.

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

3.3         --Certificate of Designation of Series A Convertible Preferred stock.***

3.4         --Certificate of Designation of Series B Convertible Preferred Stock.**

3.5         --Certificate of Designation of Series C Convertible Preferred Stock (previously filed).

3.6         --Certificate of Designation of Series D Convertible Preferred Stock (previously filed).

3.7         --Certificate of Designation of Series E Convertible Preferred Stock (previously filed).

3.8         --Certificate of Designation of Series F Convertible Preferred Stock.



3.9         --Certificate of Designation of Series G Convertible Preferred Stock.

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

10.42       --Employment Agreement by and between HomeCom and Tim Higham, dated as of April 16, 1998.***

10.44       --Asset Purchase  Agreement by and between HomeCom and Sage Networks Acquisition Corp.dated as of June 10, 1998.+

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

10.60       --Pledge and Security Agreement by and between HomeCom Communications, Inc.and Richard L.
              Chu, Joseph G. Rickard,  John R. Winans, Mario D'Agostino, Karen Moore, and John Kokinis,
              dated as of April 23, 1999.+++

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

10.82       --Form of Opinion of Seller's Counsel.+++++

10.83       --Referral and Service Agreement, dated October 1, 1999, by and between HomeCom
              Communications, Inc. and Infrastructure Defense, Inc.+++++

10.84       --Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom
              Communications, Inc. and Infrastructure Defense, Inc.+++++

10.85       --Resignation Letter of Krishan Puri, dated November 1, 1999.++++++

10.86       --Employment Agreement between the Registrant and Timothy R. Robinson dated August 1,
              2000.*******

10.87       --Amendment to employment Agreement between Registrant and George Bokchava dated January 10,
              2001.*******

10.88       --Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications,
              Inc. and Harvey Sax******

21.1        --List of Subsidiaries.***

99.1        --Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This
              certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r]
              or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the
              Exchange Act, except to the extent that the Company specifically incorporates them by reference.)

-----------------------------------------------------------------------------------------------------------

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

******* Incorporated herein by reference to exhibit of the same number of Form 10-K of the Registrant filed with the Commission on April 12, 2001.

(B) Reports on Form 8-K

 On October 7, 2002, we filed a Current Report on Form 8-K to report a change in our Certifying Public Accountant that had occurred on May 11, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          HOMECOM COMMUNICATIONS, INC.

                                BY:  /s/  TIMOTHY R. ROBINSON
                                ------------------------------------------------
                                          Timothy R. Robinson
                                      Executive Vice President and Chief
                                Financial Officer (Principal Accounting Officer)

                                DATE:  April 14, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          Signature                               Title                                  Date
          ---------                               -----                                  ----

/s/ TIMOTHY R. ROBINSON           Vice President - Chief Financial Officer;          April 14, 2003
-------------------------------   Director
    Timothy R. Robinson

/s/ GIA BOKUCHAVA, PH.D.          Chief Technical Officer; Director                  April 14, 2003
-------------------------------
    Gia Bokuchava, Ph.d.

/s/ NINO DOIJASHVILI, PH.D        Director of Technical Services, Director           April 14, 2003
-------------------------------
    Nino Doijashvili, Ph.d.

/s/ DON V. HAHNFELDT              Director                                           April 14, 2003
-------------------------------
    Don V. Hahnfeldt

/s/ DR. RANDOLPH A. GRAVES, JR.   Director                                           April 14, 2003
-------------------------------
    Dr. Randolph A. Graves, Jr.

/s/ MICHAEL SHEPPARD              Vice President;  Director                          April 14, 2003
-------------------------------
    Michael Sheppard

-----------------------------------------------------------------------------------------------------

                                       49

                                  CERTIFICATION


     I, Timothy R. Robinson, Vice President and Chief Financial Officer of HomeCom Communications, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of HomeCom Communications, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

                           By: /s/  Timothy R. Robinson
                               Name:  Timothy R. Robinson
                               Title: Vice President and Chief Financial Officer


EXHIBIT INDEX


 Exhibit                                              Description
----------    ---------------------------------------------------------------------------------------------

2.1         --Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of
              HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital
              Insurance, Inc.*****

2.2         --Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001.*****

2.3         --Asset  Purchase  Agreement by and between HomeCom Communications,  Inc. and Tulix Systems,
              Inc., dated March 24, 2003.

2.4         --License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications,
              Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and
              Greenfield Capital Partners LLC.

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

3.3         --Certificate of Designation of Series A Convertible Preferred stock.***

3.4         --Certificate of Designation of Series B Convertible Preferred Stock.**

3.5         --Certificate of Designation of Series C Convertible Preferred Stock (previously filed).

3.6         --Certificate of Designation of Series D Convertible Preferred Stock (previously filed).

3.7         --Certificate of Designation of Series E Convertible Preferred Stock (previously filed).

3.8         --Certificate of Designation of Series F Convertible Preferred Stock.

3.9         --Certificate of Designation of Series G Convertible Preferred Stock.

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

10.8        --Network Enrollment Agreement between Apple Computer, Inc. and the Registrant, effective May
              1996.*

10.9        --Member Level Agreement between Microsoft Corporation and the Registrant, effective May
              1996.*

10.10       --Master Agreement for internet Services and Products between BBN
              Planet Corporation and the Registrant, dated February1, 1996.

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

10.13       --Form of Promissory Notes issued by the Registrant and held by Mark Germain.*

10.14       --Form of Promissory Notes issued by the Registrant and held by Esther Blech and the Edward
              A. Blech Trust.*

10.15       --Marketing Associate Solution  Alliance Agreement dated February 6, 1997 between the
              Registrant and Unisys Corporation.*

10.16       --Marketing Associate Agreement dated February 6, 1997 between the Registrant and Unisys
              Corporation.**

10.17       --Letter agreement dated January 16, 1997 between the Registrant, David A. Blech,  sther
              Blech and the Edward A. Blech Trust.*

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



10.23       --Letter agreement dated September 27, 1997 between the Registrant, EuroFactors
              International, Inc., Beauchamp Finance, FTS Worldwide Corporation and COLBO.***

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

10.44       --Asset Purchase Agreement by and between HomeCom and Sage Networks  Acquisition Corp. dated as of June 10, 1998.+

10.45       --Escrow Agreement by and between HomeCom and Sage Networks  Acquisition Corp. dated as of
              June 10, 1998.+

10.46       --Transitional Services Agreement by and between HomeCom and Sage Networks Acquisition Corp.
              dated as of June 10, 1998.+

10.47       --Co-Location Agreement by and between HomeCom and Sage Networks, Inc. dated as of June 10,
              1998.+

10.48       --Agreement and Plan of Merger by and among HomeCom Communications,  Inc, FIMI Securities
              Acquisitions Corp.,  Inc.  TF  Acquisition  Corp., Inc. and Daniel A. Delity, James Wm.
              Ellsworth, and David B. Frank dated as of November 6, 1998, together with exhibits.++

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

10.56       --Employment Agreement Between Ganymede Corporation and Richard L. Chu, dated as of April 23,
              1999.+++

10.57       --Employment Agreemen  between Ganymede Corporation and John Winans, dated as of April 23,
              1999.+++

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

10.76       --Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications,
              Inc. and Jackson LLC (previously filed).

10.77       --Asset  Purchase  greement, dated October 1, 1999, by and between HomeCom Communications,
              Inc. and Infrastructure Defense, Inc.+++++

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

10.82       --Form of Opinion of Seller's Counsel.+++++

10.83       --Referral and Service Agreement, dated  October 1, 1999, by and between HomeCom
              Communications, Inc. and Infrastructure Defense, Inc.+++++

10.84       --Value Added Distributor Agreement, dated October 1, 1999 by and between HomeCom
              Communications, Inc. and Infrastructure Defense, Inc.+++++

10.85       --Resignation Letter of Krishan Puri, dated November 1, 1999.++++++

10.86       --Employment Agreement between the Registrant and Timothy R. Robinson dated August 1,
              2000.*******

10.87       --Amendment to employment Agreement between Registrant and George Bokchava dated January 10,
              2001.*******

10.88       --Separation and Release  Agreement, dated March 29, 2001, between HomeCom Communications,
              Inc. and Harvey Sax******

21.1        --List of Subsidiaries.***

99.1        --Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This
              certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r]
              or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the
              Exchange Act, except to the extent that the Company specifically incorporates them by reference.)

-----------------------------------------------------------------------------------------------------------

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

******* Incorporated herein by reference to exhibit of the same number of Form 10-K of the Registrant filed with the Commission on April 12, 2001.