Form 10-Q
period 2003-03-31
HOMECOM COMMUNICATIONS INC
filed 2003-05-09
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003.

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2003, there were 14,999,156 shares of the registrant's Common Stock, par value $0.0001 per share.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                        HOMECOM COMMUNICATIONS, INC.

                   Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

                                                                        March 31, 2003      December 31, 2002
                                                                         (unaudited)
                                                                         ------------          ------------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $    138,248          $    160,342
   Accounts receivable, net                                                   251,051               243,159
                                                                         ------------          ------------
     Total current assets                                                     389,299               403,501
Prepaid expenses                                                                5,451                20,358
Furniture, fixtures and equipment held for sale                               104,860                83,695
                                                                         ------------          ------------
     Total assets                                                        $    499,610          $    507,554
                                                                         ============          ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $  2,120,999          $  2,109,069
                                                                         ------------          ------------
     Total  liabilities                                                     2,120,999             2,109,069
                                                                         ------------          ------------
   Redeemable Preferred stock, Series B, $.01 par value, 125 shares authorized, 125 shares issued at March 31, 2003 and December 31,
     2002 and 17.8 shares outstanding at March 31, 2003 and December
     31, 2002, convertible, participating; $427,500 liquidation value
     as of March 31, 2003                                                     251,750               251,750
                                                                         ------------          ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     14,999,156 shares issued and outstanding at March 31, 2003 and
     December 31, 2002                                                          1,500                 1,500
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized, 90.5 shares outstanding at March 31, 2003 and
     December 31, 2002, convertible, participating; $2,208,765
     liquidation value at March 31, 2003                                            1                     1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized, 1.3 shares outstanding at March 31, 2003 and
     December 31, 2002, convertible, participating; $31,253
     liquidation value at March 31, 2003                                            1                     1
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and authorized, 106.4 shares outstanding at March 31, 2003 and
     December 31, 2002, convertible, participating; $2,630,953
     liquidation value at March 31, 2003                                            1                     1
   Treasury stock, 123,695 shares at March 31, 2003 and December 31,
     2002                                                                      (8,659)               (8,659)
   Additional paid-in capital                                              23,789,980            23,949,577
   Accumulated deficit                                                    (25,655,963)          (25,795,686)
                                                                         ------------          ------------
     Total stockholder's deficit                                           (1,873,139)           (1,853,265)
                                                                         ------------          ------------
     Total liabilities and stockholder's deficit                         $    499,610          $    507,554
                                                                         ============          ============


                 The accompanying notes are an integral part of these financial statements.


                            HOMECOM COMMUNICATIONS, INC.

                   Consolidated Statements of Operations for the
                     three months ended March 31, 2003 and 2002

                                                             Three Months Ended
                                                                  March 31,
                                                                 (unaudited)
                                                        ----------------------------
                                                             2003            2002
                                                        ------------    ------------
Revenues                                                $    406,522    $    371,264
Cost of Revenues                                             250,775         236,017
                                                        ------------    ------------
GROSS PROFIT                                                 155,747         135,247
                                                        ------------    ------------

OPERATING EXPENSES:
   Sales and marketing
   Product development
   General and administrative                                 86,215         105,001
   Depreciation and amortization
                                                        ------------    ------------
     Total operating expenses                                 86,215         105,001
                                                        ------------    ------------
OPERATING INCOME                                              69,352          30,246
OTHER INCOME
   Other income, net                                         (70,191)         (1,465)
                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        139,723          31,711

INCOME TAX PROVISION (BENEFIT)
                                                        ------------    ------------
NET INCOME                                                   139,723          31,711

DEEMED PREFERRED STOCK DIVIDEND                             (176,764)       (176,684)
                                                        ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                  $    (37,041)   $   (144,973)
                                                        ============    ============

LOSS PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                   $     (0.002)   $     (0.010)
                                                        ------------    ------------
                                                        $     (0.002)   $     (0.010)
                                                        ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                     14,999,156      14,999,156
                                                        ============    ============


     The accompanying notes are an integral part of these financial statements.


                            HOMECOM COMMUNICATIONS, INC.

                    Consolidate Statements of Cash Flows for the
                     three months ended March 31, 2003 and 2002

                                                                Three Months Ended
                                                                    March 31,
                                                                   (unaudited)
                                                              ----------------------
                                                                 2003         2002
                                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 139,723    $  31,711
   Adjustments to reconcile net income to cash used in
     operating activities:
     Provision for bad debts                                     15,495       (7,608)
     Deferred rent expense                                                    (1,644)
   Change in operating assets and liabilities:
     Accounts receivable                                        (23,387)    (205,806)
     Prepaid expenses                                            14,907
     Accounts payable and accrued expenses                     (147,667)       2,181
                                                              ---------    ---------
       Net cash used in operating activities                       (929)    (181,166)
                                                              ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment               (21,165)     (12,183)
                                                              ---------    ---------
       Net cash used in investing activities                    (21,165)     (12,183)
                                                              ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
                                                              ---------    ---------
       Net cash provided by  (used in) financing activities
                                                              ---------    ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                      (22,094)    (193,349)
 CASH AND CASH EQUIVALENTS at beginning of period               160,342      413,346
                                                              ---------    ---------
 CASH AND CASH EQUIVALENTS at end of period                   $ 138,248    $ 219,997
                                                              =========    =========


    The accompanying notes are an integral part of these financial statements.

                                         3

                          HOMECOM COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of HomeCom Communications, Inc. (the "Company," "we" or "us") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.

2. GOING CONCERN MATTERS AND RECENT EVENTS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2003 of approximately $25.7 million. The Company continues to experience negative cash flows from operations and is dependent on one client that accounts for 97% of revenue. These factors raise doubt about the Company's ability to continue as a going concern.

     Recent Events

     On March 27, 2003, we entered into an Asset Purchase Agreement (the "Agreement") with Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who are officers and directors of the Company, are officers, directors and founding shareholders.

     Under the Agreement, Tulix will purchase the assets used in the operation of our hosting and web site maintenance business, including intellectual property, equipment, contracts, certain accounts receivable in an aggregate amount of approximately $70,000, and cash of $50,000 (the "Asset Sale"). As consideration for these assets, Tulix will: issue to us shares of Tulix common stock that will represent 15% of the outstanding shares of Tulix; issue to us a secured promissory note (the "Note") for a principal amount of $70,000 (subject to adjustment as described below) that will bear interest at an annual rate of 7%, will be secured by certain assets of Tulix that are transferred to Tulix as part of the Asset Sale, and will become due one year after the closing of the Asset Sale (the principal amount of the note may be increased at closing pursuant to the terms of the Agreement); and, assume certain obligations of ours, including certain accounts payable related to ongoing operations.

     The note to be issued by Tulix to the Company will be for a principal amount of $70,000, subject to adjustment as described below. If the sum of the cash and accounts receivable of the Company (as determined in accordance with GAAP in a manner consistent with the Company's past practices) on the day that we complete the Asset Sale is less than $325,053, the principal amount of the Note will be increased by an amount equal to the difference between $325,053 and the sum of the Company's cash and accounts receivable on the closing date (to the extent that the sum of cash and accounts receivable on the day that we complete the Asset Sale is more than $325,053, we will divide the excess evenly between the Company and Tulix). The Note will bear interest at a rate of 7% per year and will mature on the one year anniversary of the Closing of the Asset Sale. Interest will be due and payable at maturity. The Note will be secured by certain assets transferred to Tulix in the Asset Sale.

     In connection with the Asset Sale, the Agreement provides that we will enter into a Shareholders' Agreement with Tulix, Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili. The Shareholders' Agreement would give the Company certain rights as a holder of Tulix stock for a period of five years. These rights include rights of co-sale, rights of first refusal, anti-dilution rights and rights to inspect the books and records of Tulix. The co-sale rights will give us (and the other Tulix shareholders) the right to participate in any sales, subject to certain exclusions, of Tulix stock by other Tulix shareholders. The rights of first refusal granted to us in the Shareholders' Agreement will require that Tulix give us (and the other Tulix shareholders) the right to purchase any securities, subject to certain exclusions, that it intends to offer to third parties before it offers those securities to third parties. The anti-dilution rights contained in the Shareholders' Agreement require Tulix to grant us additional shares of common stock any time, subject to certain exclusions, it issues shares of common stock to other persons so that our aggregate ownership interest in Tulix is generally not diluted. Finally, the Shareholders' Agreement gives us the right to inspect the books and records of Tulix, subject to the specific terms of the Shareholders' Agreement.

     The parties intend to complete the Asset Sale if (i) it is approved by the Company's stockholders as required under Delaware law and (ii) the other conditions to closing set forth in the Agreement are satisfied or waived. These conditions include, among others, the requirement that all third parties who have a contractual right to approve the assignment of their contracts to Tulix must consent to such assignment and a condition in favor of Tulix that the largest customer of the business to which the assets relate not have given notice that it intends to terminate its relationship with the business. As such, we can offer no assurance that the Asset Sale will be completed. Neither we nor Tulix is under any obligation to pay any type of termination fee if we do not complete the Asset Sale, and there are no other deal protection measures. The Agreement also contains a release from Tulix pertaining to certain matters and mutual releases with Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili regarding certain employment matters.

     Also on March 27, 2003, the Company entered into a License and Exchange Agreement with Eurotech, Ltd. ("Eurotech") and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC (the "Exchange Agreement"). The Exchange Agreement contemplates that Eurotech and the Company will enter into a License Agreement (the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech will license to the Company its rights to the EKOR, HNIPU and Electro Magnetic Radiography (EMR) technologies. In exchange for the license of these technologies, the Company will (i) issue to Eurotech 11,250 shares of Series F Preferred Stock and 1,069 shares of Series G Preferred Stock, both of which are new series of the Company's preferred stock, and (ii) pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies. Closing of this transaction is subject to a number of conditions, including, among others, the Company's delivery of evidence that: (i) the Company's accounts payable have been reduced to approximately $600,000, which would require that the holders of the Company's Series B, C, D, and E Preferred Stock forgive approximately $1,687,000 in penalties that have accrued with respect to their shares of preferred stock and
(ii) the holders of the Company's Series B, C, D and E Preferred Stock have waived the mandatory conversion provisions of their respective shares of preferred stock. As such, we can offer no assurance that this transaction will be completed. The Exchange Agreement provides that, during the period prior to closing of the sale of the Company's hosting and web site maintenance business, the financial needs of the hosting and web site maintenance business will be funded by the operations of that business, while the finances relating to the new licensed technologies will be kept separate.

     EMR is a technology intended for the imaging of subterranean nuclear and hazardous wastes in ground and marine settings, and for oil exploration. HNIPU is a technology intended to improve upon conventional monolithic polyurethanes through a non-toxic process. EKOR is a family of non-toxic advanced composite polymer materials used in the containment of nuclear and hazardous materials.

     Shares of Series F Convertible Preferred Stock are convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per share of Series F Preferred Stock subject to adjustment as set forth in the Certificate of Designations governing the Series F Preferred Stock. As such, the 11,250 shares of Series F Preferred Stock to be issued to Eurotech will be convertible into 112,500,000 shares of common stock. In connection with the consummation of the transactions contemplated by the Exchange Agreement, we have agreed to issue 1,500 shares of Series F Preferred Stock to Polymate and 750 shares of Series F Preferred Stock to Greenfield. As such, we have agreed to issue a total of 13,500 shares of Series F Preferred Stock that will be convertible into 135,000,000 shares of common stock. The Certificate of Designations, however, provides that the shares of Series F Preferred Stock will only be convertible if the Company has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock (although the Certificate of Designations states that the shares of Series F Preferred Stock will become convertible on December 31, 2003 regardless of whether a sufficient number of shares of common stock have been authorized by such date). Currently, however, the Company has only 15,000,000 shares of authorized common stock, of which 14,999,156 shares have been issued and are outstanding. As such, our Board of Directors has approved, and has directed us to submit to our stockholders, a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. If this amendment is approved, and if Eurotech converts its shares of Series F Preferred Stock into shares of common stock, a change in control of the Company could occur. For example, if Eurotech were to convert all of its shares of Series F Preferred Stock, and if Polymate and Greenfield were to convert their shares of Series F Preferred Stock into shares of common stock, and if none of our other preferred shareholders were to convert their shares of preferred stock into shares of common stock, Eurotech would hold approximately 112,500,000 of the approximately 150,000,000 shares of common stock then-outstanding, or roughly 75% of the then-outstanding shares of common stock, and Polymate and Greenfield would hold, in the aggregate, approximately 22,500,000 shares of common stock, representing roughly 15% of the then-outstanding shares. Shares of Series F Preferred Stock have the right to vote on all matters with the common stock to the extent that such shares of Series F Preferred Stock are then convertible into shares of common stock.

     Pursuant to the License Agreement, the Company has agreed to issue 1,069 shares of Series G Convertible Preferred Stock to Eurotech. Each share of Series G Convertible Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by a number equal to 82.5% of the average closing price of the common stock over the preceding five business days. Shares of Series G Preferred Stock have no voting rights.

     The Company has agreed to enter into a commercially reasonable registration rights agreement with Eurotech, Polymate and Greenfield pursuant to which the Company would grant both demand and piggyback registration rights to those entities.

     In anticipation of the transaction, Lawrence Shatsoff and David Danovitch have resigned from the Company's Board of Directors, and Don Hahnfeldt, the President and Chief Executive Officer of Eurotech, and Dr. Randolph Graves, a director and the Chief Financial Officer and Vice President of Eurotech, have been elected to fill these vacancies on the Company's Board of Directors.

     If we complete the Tulix transaction, we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors. This would leave Michael Sheppard, Mr. Hahnfeldt and Dr. Graves as the three members of the Company's Board of Directors, meaning that the two designees of Eurotech will constitute a majority of our Board of Directors. It is expected that new Company officers, who will be identified by Eurotech, will be appointed by the Board of Directors at such time.

3. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended March 31, 2003 and 2002, as it is antidilutive.

4. TAXES

     There was no provision for cash payment of income taxes for the three months ended March 31, 2003 and 2002, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2003.

5. STOCKHOLDERS' DEFICIT

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of March 31, 2003, such registration statement has not been declared effective and penalties are owed. In addition, given the Company's financial condition as discussed in footnote 2, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. As of March 31, 2003, $1,686,768 has been accrued into accounts payable and accrued expenses for such penalties. As a condition to the closing of the Eurotech Exchange Agreement, the Company is required to reduce its accounts payable to approximately $600,000, which would require that the holders of the Company's Series B, C, D, and E Preferred Stock forgive approximately $1,687,000 in penalties that have accrued with respect to their shares of preferred stock. Additionally, the Exchange Agreement requires that, as a condition to closing, these shareholders waive the mandatory conversion provisions of their respective shares of preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the completion of the sale of assets to Tulix, the completion of the potential transaction with Eurotech, and our ability or inability to continue as a going concern are forward looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to complete the transactions with Tulix and Eurotech, our ability to obtain additional financing, the viability of the licensed technologies that we will acquire from Eurotech if the transaction closes, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and our Registration Statements on Forms S-1 and S-3.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we only derive revenue from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. We have entered into an agreement to sell substantially all of the assets used in our hosting and website maintenance business to Tulix. We have also entered into an agreement to license certain technologies from Eurotech. If these transactions are consummated, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, the Tulix Note and shares of Tulix stock.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     NET SALES. Net sales increased 9.5% from $371,264 in the first quarter of 2002 to $406,522 in the first quarter of 2003. This increase of $35,258 is primarily attributable to increased sales to Roadrunner. All revenues consisted exclusively of hosting which was recognized at the time the services were provided.

     COST OF SALES. Cost of sales includes salaries for programmers, technical staff and customer support, as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $236,017, or 63.6% of revenues, in the first quarter of 2002 to $250,775, or 61.7% of revenues, in the first quarter of 2003. The increase in the cost of sales is due to costs associated with increasing the scale of services, including bandwidth provisions, to Roadrunner.

     GROSS PROFIT. Gross profit increased by $20,500 from $135,247 in the first quarter of 2002 to $155,747 in the first quarter of 2003. Gross profit margins increased from 36.4% during the first quarter of 2002 to 38.3% during the first quarter of 2003. This improvement in gross profit is primarily related to recognizing continued growth in Roadrunner revenue while at the same time controlling costs associated with managing the resultant increased work volume.

     SALES AND MARKETING. The Company ceased all significant sales and marketing efforts entering 2001. There were no such expenditures in the first quarter of 2001 or 2002.

     PRODUCT DEVELOPMENT. The Company ceased all significant product development efforts entering 2001. There were no such expenditures in the first quarter of 2001 or 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $105,001 in the first quarter of 2002 to $86,215 in the first quarter of 2003. As a percentage of net sales, these expenses decreased from 28.3% in the first quarter of 2002 to 21.2% in the first quarter of 2003. This decrease is primarily due to the reversal of accruals for operating expenses incurred during the fall of 2001 related to the closing of our Chicago, New York and Houston offices which were ultimately resolved at a lower cost than estimated or were no longer needed for their originally intended purpose. Without these reductions in accruals being reversed into their respective expense categories, general and administrative expenses would have been $115,539, or 28.4% of net sales, in the first quarter of 2003, an increase of $10,538 compared to the first quarter of 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in the first quarter of 2002 or 2003.

     OTHER INCOME. Other income in the first quarter of 2003 consisted of $1,351 in interest earned on money market accounts, and $68,840 in the reversal of accruals related to defaults on leases of capital equipment during the third quarter of 2001 which were resolved at a lower cost than estimated.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2003, we had an accumulated deficit of $25,655,963 and a working capital deficit of $1,731,700. On March 23, 2001, we announced our intentions to wind down operations. We have entered into an agreement to sell substantially all of our operating assets to Tulix and we have entered into an agreement to license certain technologies from Eurotech. If we complete these transactions, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, the Tulix Note and shares of Tulix stock.

    Whether we sell our remaining assets to Tulix or not, we believe that we have exhausted our current sources of capital and also believe that it is highly unlikely that we will be able to secure additional capital that would be required to undertake additional steps to continue our operations. It is our understanding that additional financing may be made available to the Company if the proposed transaction with Eurotech closes. However, we have received no commitment that any such financing will be made available, and the closing of the Eurotech transaction is subject to a number of conditions that may prevent the closing of the transaction from occurring. Furthermore, we can provide no assurance that any such financing, even if it were to be provided to the Company, would enable us to sustain our operations. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included herein have been prepared assuming the Company is a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

     We spent $21,165 during the first quarter of 2003 for the purchase of capital equipment. This amount was expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On or about February 8, 2002, we received a complaint filed by Properties Georgia OBJLW One Corporation in the State Court of Fulton County, Georgia on December 6, 2001, alleging that we defaulted on our lease in Building 14 at 3495 Piedmont Road, Atlanta, Georgia 30305. The complaint sought damages in the amount of $141,752 plus interest of $23,827, plus attorneys' fees and court costs. On December 18, 2002 we reached a settlement with Georgia OBJLW One Corporation in the amount of $135,000, consisting of one payment of $30,000 paid at that time, followed by seven monthly payments of $15,000 to be made from February thru August, 2003. We are currently in compliance with this agreement.

     We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of March 31, 2003, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In addition, given the Company's financial condition as discussed in note 2 to the financial statements included in Part I hereof, the Company has no current plans to ensure that such registration statement is declared effective. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. As of March 31, 2003, $1,686,768 has been accrued into accounts payable and accrued expenses for such penalties. As a condition to the closing of the Eurotech Exchange

Agreement, the Company is required to reduce its accounts payable to approximately $600,000, which would require that the holders of the Company's Series B, C, D, and E Preferred Stock forgive approximately $1,687,000 in penalties that have accrued with respect to their shares of preferred stock.

     The outstanding shares of our Series B, C, D, and E Preferred Stock were scheduled to convert automatically into shares of common stock in March 2002, July 2002, September 2002, and April 2003 respectively, pursuant to the Certificates of Designations governing our Series B, C, D, and E Preferred Stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B, C, D, and E Preferred Stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series B, C, D, or E Preferred Stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series B, C, D, and E Preferred Stock into shares of common stock. If the outstanding shares of Series B, C, D, and E Preferred Stock had been converted into shares of common stock on March 31, 2003, we would have been obligated to issue 62,334,953 shares of common stock upon such conversions. The Exchange Agreement requires that, as a condition to closing, the holders of the Company's Series B, C, D, and E Preferred Stock waive the mandatory conversion provisions of their respective shares of preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          2.1 Asset Purchase Agreement by and between HomeCom Communications, Inc. and Tulix Systems, Inc., dated March 24, 2003. (Incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

          2.2 License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC. (Incorporated by reference to Exhibit 2.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

          3.1 Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

          3.2 Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r] or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

     (b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the applicable period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               HOMECOM COMMUNICATIONS, INC.


                                               By:    /s/ Timothy R. Robinson
                                               ------------------------------
                                               Name:  Timothy R. Robinson
                                               Title: Executive Vice President,
                                                      Chief Financial  Officer
                                               Date:  May 9, 2003

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

                                             HOMECOM COMMUNICATIONS, INC.


                                             By:    /s/ Timothy R. Robinson
                                             ------------------------------
                                             Name:  Timothy R. Robinson
                                             Title: Executive Vice President,
                                                    Chief Financial  Officer
                                             Date:  May 9, 2003

EXHIBIT INDEX




2.1 Asset Purchase Agreement by and between HomeCom Communications, Inc. and Tulix Systems, Inc., dated March 24, 2003. (Incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.2 License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC. (Incorporated by reference to Exhibit 2.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.1 Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.2 Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r] or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.