Form 10-Q
period 2003-06-30
HOMECOM COMMUNICATIONS INC
filed 2003-09-25
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------
(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number 0-29204

                           HOMECOM COMMUNICATIONS, INC.
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

                                 (404) 237-4646
                            -------------------------
                           (Issuer's Telephone Number)

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                       -----         -----

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No   X .
                                                -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 23, 2003, there were 14,999,156 shares of the registrant's Common Stock, par value $0.0001 per share.




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                                HOMECOM COMMUNICATIONS, INC.

                       Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

                                                                                        June 30, 2003     December 31, 2002
                                                                                         (unaudited)
                                                                                        -------------     -----------------
                                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $    101,606        $    160,342
   Accounts receivable, net                                                                  257,311             243,159
                                                                                        ------------        ------------
     Total current assets                                                                    358,917             403,501
Prepaid expenses                                                                              26,802              20,358
Furniture, fixtures and equipment held for sale                                              105,624              83,695
Licensed Technology rights, net                                                              969,786
                                                                                        ------------        ------------
     Total assets                                                                       $  1,461,129        $    507,554
                                                                                        ============        ============

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $  2,204,961        $  2,109,069
   Note payable                                                                              100,000
                                                                                        ------------        ------------
     Total  liabilities                                                                    2,304,961           2,109,069
   Redeemable Preferred stock, Series B, $.01 par value, 125
     shares authorized, 125 shares issued at June 30, 2003 and December 31, 2002 and 17.8 shares outstanding at June 30, 2003 and December 31, 2002,
     convertible, participating; $432,283 liquidation value as of June 30, 2003              251,750             251,750
                                                                                        ------------        ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares
     authorized, 14,999,156 shares issued and outstanding at
     June 30, 2003 and December 31, 2002                                                       1,500               1,500
   Preferred stock, Series C, $.01 par value, 175 shares
     issued and authorized, 90.5 shares outstanding at June 30, 2003 and
     December 31, 2002, convertible, participating; $2,235,834 liquidation value
     at June 30,  2003                                                                             1                   1
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized, 1.3 shares outstanding at June 30, 2003
     and December 31, 2002, convertible, participating;
     $31,639 liquidation value at June 30, 2003                                                    1                   1
   Preferred stock, Series E, $.01 par value, 106.4 shares
     issued and authorized, 106.4 shares outstanding at June 30, 2003 and
     December 31, 2002, convertible, participating; $2,673,377 liquidation value
     at June 30, 2003                                                                              1                   1
   Preferred stock, Series F, $.01 par value, 13,500 shares
     authorized, 0 shares issued and outstanding at June 30, 2003
   Preferred stock, Series G, $.01 par value, 1,069 issued,
     authorized, and outstanding at June 30, 2003,
     convertible, participating; $1,069,000 liquidation value
     at June 30, 2003                                                                             11
   Treasury stock, 123,695 shares at June 30, 2003 and
     December 31, 2002                                                                        (8,659)             (8,659)
   Additional paid-in capital                                                             24,616,594          23,949,577
   Accumulated deficit                                                                   (25,705,031)        (25,795,686)
                                                                                        ------------        ------------
     Total stockholder's deficit                                                          (1,095,582)         (1,853,265)
                                                                                        ------------        ------------
     Total liabilities and stockholder's deficit                                        $  1,461,129        $    507,554
                                                                                        ============        ============


The accompanying notes are an integral part of these financial statements.




                                                    HOMECOM COMMUNICATIONS, INC.


                          Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                                 (unaudited)                          (unaudited)
                                                      -------------------------------       -------------------------------
                                                          2003               2002               2003               2002
                                                      ------------       ------------       ------------       ------------

Revenues                                              $    411,218       $    373,487       $    817,740       $    744,751
Cost of Revenues                                           287,080            236,837            537,855            472,854
                                                      ------------       ------------       ------------       ------------
GROSS PROFIT                                               124,138            136,650            279,885            271,897
                                                      ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   Sales and marketing
   Product development
   General and administrative                              175,054            187,192            261,269            292,193
   Depreciation and amortization                            16,437                                16,437
                                                      ------------       ------------       ------------       ------------
     Total operating expenses                              191,491            187,192            277,706            292,193
                                                      ------------       ------------       ------------       ------------
OPERATING INCOME (LOSS)                                    (67,353)           (50,542)             2,179            (20,296)
OTHER EXPENSES (INCOME)
   Interest expense                                          1,233                                 1,233
   Other income, net                                       (19,518)           (22,349)           (89,709)           (23,814)
                                                      ------------       ------------       ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE            (49,068)           (28,193)            90,655              3,518
INCOME TAXES

INCOME TAX PROVISION (BENEFIT)                                   0                  0                  0                  0
                                                      ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                          (49,068)           (28,193)            90,655              3,518

DEEMED PREFERRED STOCK DIVIDEND                           (159,597)          (176,682)          (336,361)          (353,366)
                                                      ------------       ------------       ------------       ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $   (208,665)      $   (204,875)      $   (245,706)      $   (349,848)
                                                      ============       ============       ============       ============

LOSS PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS                                 $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                                      ============       ============       ============       ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                   14,999,156         14,999,156         14,999,156         14,999,156


                              The accompanying notes are an integral part of these financial statements.







                                            HOMECOM COMMUNICATIONS, INC.

               Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

                                                                                    Six Months Ended
                                                                                       June 30,
                                                                                     (unaudited)
                                                                           ---------------------------------
                                                                              2003                   2002
                                                                           ---------              ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  90,655               $   3,518
   Adjustments to reconcile net income to cash used in
    operating activities:
     Provision for bad debts                                                  14,665                  29,216
     Deferred rent expense                                                                            (3,289)
   Change in operating assets and liabilities:
     Accounts receivable                                                     (28,817)               (102,656)
     Prepaid expenses                                                         (6,444)                (49,961)
     Accounts payable and accrued expenses                                  (206,866)                (37,805)
                                                                           ---------               ---------
       Net cash used in operating activities                                (136,807)               (160,977)
                                                                           ---------               ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                            (21,929)                (22,853)
                                                                           ---------               ---------
       Net cash used in investing activities                                 (21,929)                (22,853)
                                                                           ---------               ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of Note Payable                                                  100,000
                                                                           ---------               ---------
       Net cash provided by  financing activities                            100,000
                                                                           ---------               ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (58,736)               (183,830)
 CASH AND CASH EQUIVALENTS at beginning of period                            160,342                 413,346
                                                                           ---------               ---------
  CASH AND CASH EQUIVALENTS at end of period                               $ 101,606               $ 229,516
                                                                           =========               =========
SUPPLEMENTAL DATA:

Non-Cash activities:

   Preferred stock issued for acquisition of technology licenses             986,223

   Accrued penalty on preferred stock                                        319,194                 319,194



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

2. GOING CONCERN MATTERS AND RECENT EVENTS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of June 30, 2003 of approximately $25.7 million. The Company continues to experience negative cash flows from operations and is dependent on one client that accounts for 97% of revenue. These factors raise doubt about the Company's ability to continue as a going concern.

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

     The note to be issued by Tulix to the Company will be for a principal amount of $70,000, subject to adjustment as described below. If the sum of the cash and accounts receivable of the Company (as determined in accordance with GAAP in a manner consistent with the Company's past practices) on the day that we complete the Asset Sale is less than $325,053 (subject to certain adjustments), the principal amount of the Note will be increased by an amount equal to the difference between $325,053 (as adjusted) and the sum of the Company's cash and accounts receivable on the closing date. To the extent that the sum of cash and accounts receivable on the day that we complete the Asset Sale is more than $325,053 (as adjusted), the excess will be divided evenly between the Company and Tulix. The Note will bear interest at a rate of 7% per year and will mature on the one year anniversary of the Closing of the Asset Sale. Interest will be due and payable at maturity. The Note will be secured by certain assets transferred to Tulix in the Asset Sale.

     In connection with the Asset Sale, the Agreement provides that we will enter into a Shareholders' Agreement with Tulix, Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili. The Shareholders' Agreement would give the Company certain rights as a holder of Tulix stock for a period of five years. These rights include rights of co-sale, rights of first refusal, anti-dilution rights and rights to inspect the books and records of Tulix. The co-sale rights will give us (and the other Tulix shareholders) the right to participate in any sales, subject to certain exclusions, of Tulix stock by other Tulix shareholders. The rights of first refusal granted to us in the Shareholders' Agreement will require that Tulix give us (and the other Tulix shareholders) the right to purchase any securities, subject to certain exclusions, that it intends to offer to third parties before it offers those securities to third parties. The anti-dilution rights contained in the Shareholders' Agreement will require Tulix to grant us additional shares of common stock any time, subject to certain exclusions, it issues shares of common stock to other persons so that our aggregate ownership interest in Tulix is generally not diluted. Finally, the Shareholders' Agreement will give us the right to inspect the books and records of Tulix, subject to the specific terms of the Shareholders' Agreement.

     The parties intend to complete the Asset Sale if (i) it is approved by the Company's stockholders as required under Delaware law and (ii) the other conditions to closing set forth in the Agreement are satisfied or waived. These conditions include, among others, the requirement that all third parties who have a contractual right to approve the assignment of their contracts to Tulix must consent to such assignment and a condition in favor of Tulix that the largest customer of the business to which the assets relate not have notified the Company or Tulix that it intends to terminate its relationship with HomeCom or Tulix, that it does not intend to transfer its business to Tulix upon completion of the Asset Sale, or that it intends to materially change the amount of business that it does with HomeCom or Tulix. As such, we can offer no assurance that the Asset Sale will be completed. Neither we nor Tulix is under any obligation to pay any type of termination fee if we do not complete the Asset Sale, and there are no other deal protection measures. The Agreement also contains a release from Tulix pertaining to certain matters and mutual releases with Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili regarding certain employment matters.

     On May 22, 2003, the Company completed a transaction with Eurotech, Ltd. ("Eurotech"). The Company had entered into a License and Exchange Agreement with Eurotech and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC, on March 27, 2003 (as amended as of June 27, 2003, the "Exchange Agreement"). In connection with the completion of the transaction, the Company entered into a License Agreement, dated May 22, 2003 with Eurotech (as amended as of June 27, 2003, the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to the Company its rights to the EKOR, HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies, which are more fully described herein. In exchange for the licenses of these technologies, the Company (i) issued to Eurotech 11,250 shares of Series F Convertible Preferred Stock and 1,069 shares of Series G Convertible Preferred Stock, both of which were new series of the Company's preferred stock, and (ii) will pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies. The License Agreement provides that the licenses granted to the Company thereunder will become terminable at the option of Eurotech (i) if the Company has not effected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in certain other circumstances. Effective as of June 27, 2003, the holders of the outstanding shares of Series F Preferred Stock cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock.

     EMR/AC is a technology intended for the imaging of subterranean nuclear and hazardous wastes in ground and marine settings, and for oil exploration. HNIPU is a technology intended to improve upon conventional monolithic polyurethanes through a non-toxic process. EKOR is a family of non-toxic advanced composite polymer materials used in the containment of nuclear and hazardous materials. Rad-X is a water-based compound intended to affix radioactive or hazardous contaminants to a variety of surfaces. Firesil is an organo-mineral fire-protective coating for wood and other materials. Liquid Ebonite Mixtures
(LEM) are rubber-coating protective lining products. Rapidly Biodegradable Hydrophobic Material (RBHM) is a biodegradable composite material.

     In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock and certain holders of the Company's Series B Preferred Stock (i) have agreed to extend the mandatory conversion dates of their respective shares of Preferred Stock until March 31, 2004 and (ii) have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $1.8 million of penalties that may be owed to it in shares of common stock instead of cash.

     The Exchange Agreement provides that, during the period prior to closing of the Asset Sale, the financial needs of the hosting and web site maintenance business will be funded by the operations of that business, while the finances relating to the new licensed technologies will be kept separate. On May 22, 2003, we executed a note in favor of one of our preferred shareholders that provides that we may borrow up to $150,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2003. We have borrowed $100,000 under this agreement as of June 30, 2003.

     Once issued, shares of Series H Convertible Preferred Stock will be convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per share of Series H Preferred Stock, subject to adjustment as set forth in the Certificate of Designations governing the Series H Preferred Stock. As such, the 13,500 shares of Series H Preferred Stock to be issued to Eurotech, Polymate and Greenfield will be convertible into 135,000,000 shares of common stock. The Series H Certificate of Designations, however, will provide that no holder of Series H Shares may convert Series H Shares into shares of common stock if such conversion would result in that holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, any unconverted Series H Shares). In addition, the Certificate of Designations will provide that the shares of Series H Preferred Stock will only become convertible at such time as the Company has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock. Currently, the Company has only 15,000,000 shares of authorized common stock, of which 14,999,156 shares have been issued and are outstanding. As such, our Board of Directors has approved, and has directed us to submit to our stockholders, a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. Shares of Series H Preferred Stock will not have the right to vote.

     Pursuant to the License Agreement, the Company issued 1,069 shares of Series G Convertible Preferred Stock to Eurotech. Each share of Series G Convertible Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by a number equal to 82.5% of the average closing price of the common stock over the preceding five business days. The Series G Certificate of Designations, however, provides that no holder of Series G Shares may convert Series G Shares into shares of common stock if such conversion would result in that holder owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, any unconverted Series G Shares). Shares of Series G Preferred Stock do not have the right to vote.

     The Company has agreed to enter into a commercially reasonable registration rights agreement with Eurotech, Polymate and Greenfield pursuant to which the Company would grant both demand and piggyback registration rights to those entities.

     In anticipation of the transaction, Lawrence Shatsoff and David Danovitch resigned from the Company's Board of Directors, and Don V. Hahnfeldt, formerly a director, the President and Chief Executive Officer of Eurotech, and Randolph A. Graves, Jr., a director and the Chief Financial Officer and Vice President of Eurotech, were elected to fill these vacancies on the Company's Board of Directors. The Board of Directors also appointed Mr. Hahnfeldt and Dr. Graves to serve as officers of the new division that we created in connection with the license of the above-referenced technologies from Eurotech. Mr. Hahnfeldt has subsequently resigned his positions as an officer and director of HomeCom.

     If we complete the Tulix transaction, we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors.

3. SEGMENT INFORMATION

     During 2002, HomeCom operated as a single business unit. Beginning May 22, 2003, with the closing of the License Agreement with Eurotech, the Company was reorganized into two separate business units. These units are organized based upon the products and services which they deliver. HomeCom's reportable segments are (i) Internet Services which consists of custom web development, hourly maintenance services, and hosting; and (ii) Licensed Technologies, which consists of business activities associated with the technologies licensed from Eurotech.

     The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the three and six months ended June 30, 2003 and 2002.

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                           -----------------------------          ------------------------------
                                              2003               2002                2003                2002
                                           ---------           ---------          ----------           ---------
Revenues:
Internet Services                          $ 403,417           $ 373,487           $ 809,939           $ 744,751
Licensed Technologies                          7,801                                   7,801
                                           ---------           ---------           ---------           ---------
Totals                                     $ 411,218           $ 373,487           $ 817,740           $ 744,751

Business Unit Net Income (Loss):
Internet Services                          $ 179,494           $ 136,650           $ 335,241           $ 271,897
Licensed Technologies                        (55,356)                               (55,356)
                                           ---------           ---------           ---------           ---------
Totals                                     $ 124,138           $ 136,650           $ 279,885           $ 271,897
Adjustments to reconcile business
     unit net income with
     consolidated net income (loss)
General and Administrative Expenses          191,491             187,192             277,706             292,193
Interest expense                               1,233                                   1,233
Other income, net                            (19,518)            (22,349)            (89,709)            (23,814)
                                           ---------           ---------           ---------           ---------
Consolidated net income (loss)             $ (49,068)          $ (28,193)          $  90,655           $   3,518
                                           =========           =========           =========           =========


4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three and six months ended June 30, 2003 and 2002, as it is antidilutive.

5. STOCK OPTIONS

     The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFDAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's Stock Option Plan. No compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The pro-forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option pricing model, is shown below.
                                                          For the three months
                                                             ended June 30,
                                                       -------------------------

                                                          2003            2002
                                                       ---------        -------
Loss applicable to common shareholders:
As reported                                            (208,665)       (204,875)
  Pro forma                                            (298,794)       (247,302)
Basic and diluted loss per share:
As reported                                               (0.01)          (0.01)
  Pro forma                                               (0.02)          (0.02)


6. TAXES

     There was no provision for cash payment of income taxes for the six months ended June 30, 2003 and 2002, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2003.

7. STOCKHOLDERS' DEFICIT

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of June 30, 2003, such registration statement has not been declared effective and penalties are owed. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. As of June 30, 2003, $1,846,365 has been accrued into accounts payable and accrued expenses for such penalties. In connection with the closing of the License and Exchange Agreement, the holders of the Company's Series C, Series D, and Series E Preferred Stock and certain holders of the Company's Series B Preferred Stock have agreed to extend the mandatory conversion dates of their respective shares of Preferred Stock until March 31, 2004 and have agreed to refrain from converting their shares of preferred stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for penalties that may be owed to it in shares of common stock instead of cash.

8. ISSUANCE OF SERIES F AND G PREFERRED STOCK

     On May 22, 2003, the Company issued 13,500 shares of the Company's Series F Convertible Preferred Stock, par value $.01 per share. Each Series F Share was convertible into 10,000 shares of common stock and has a stated value of $1,000 per share (See Note 2). The holders of the outstanding shares of Series F Preferred Stock have cancelled and surrendered their Series F Shares in exchange for the right to receive shares of Series H Preferred Stock, which shares will become issuable upon filing with the Secretary of State of Delaware of the Certificate of Rights, Designations and Preferences of Series H Convertible Preferred Stock. Like the Series F Shares, each Series H Share will have a stated value of $1,000 per share and will be convertible into 10,000 shares of common stock; provided, however, that no holder of Series H Shares may convert Series H Shares into shares of common stock if the aggregate shares of common stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of common stock if following such conversion (excluding, for purposes of the calculation, the unconverted Series H Shares).

     On May 22, 2003, the Company issued 1,069 shares of the Company's Series G Convertible Preferred Stock, par value $.01 per share. The Series G shares have a stated value of $1,000 per share. Each Series G Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing $1,000 per share by a number equal to 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. No holder of Series G Shares may convert Series G Shares into shares of common stock if the aggregate shares of Common Stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, the unconverted Series G Shares). The Series G Preferred Stock has no mandatory conversion date. In determining the accounting for the beneficial conversion feature, the Company allocated $986,223 to the preferred stock based on its relative fair value at the Issuance Date. The Company then allocated $236,190 of the Series G value to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return, which will be in the third quarter of 2003.

     The rights acquired from Eurotech in the License Agreement have been recorded at $986,223 and are being amortized over periods ranging from three to seven years. This amount represents Eurotech's net carrying value and we believe approximates fair value.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value. We are currently evaluating the impact that the adoption of SFAS No. 150 will have on our financial position and results of operations, however at June 30, 2003, the Company has approximately $6,442,000 in liquidation value related to its Series B, C, D, E and G Preferred Stock that may be classified as a liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the completion of the sale of assets to Tulix, the viability of and plans for the technologies that we license from Eurotech, and our ability or inability to continue as a going concern are forward-looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to complete the transaction with Tulix, our ability to obtain additional financing, the commercial viability of the licensed technologies that we have acquired from Eurotech, our ability to retain the licenses to these technologies, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and in our other securities filings.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we derive revenue primarily from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. On March 27, 2003 we entered into an agreement to sell substantially all of the assets used in our web development, hosting and website maintenance business to Tulix.

     On May 22, 2003 we closed the transactions contemplated by the License and Exchange Agreement to license certain technologies from Eurotech. If the Tulix transaction is consummated, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we licensed from Eurotech, the Tulix Note and the shares of Tulix stock that Tulix will issue to us in the transaction.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30,
2002

     NET SALES. Net sales increased 10.1% from $373,487 in the second quarter of 2002 to $411,218 in the second quarter of 2003. This increase of $37,731 is primarily attributable to increased sales to Roadrunner and sales by the Licensed Technologies Division. Revenues consisted of $403,417 in sales of hosting and hourly development services and $7,801 in sales of EKOR, which are recognized at the time that products are shipped or services are provided.

     COST OF SALES. Cost of sales includes: cost of materials; salaries for programmers, technical staff and customer support; as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $236,837, or 63.4% of revenues, in the second quarter of 2002 to $287,080, or 69.8% of revenues, in the second quarter of 2003. The increase in the cost of sales is primarily due to expenses incurred with the start up of the Licensed Technologies Division.

     GROSS PROFIT. Gross profit decreased by $12,512 from $136,650 in the second quarter of 2002 to $124,138 in the second quarter of 2003. Gross profit margins decreased from 36.6% during the second quarter of 2002 to 30.2% during the second quarter of 2003. This decline in gross profit is primarily related to the increase of cost of sales in support of the Licensed Technologies Division outpacing the increased revenue from Roadrunner for the quarter.

     SALES AND MARKETING. The Company ceased all sales and marketing efforts related to our Internet Services Division in 2001. There were no such expenditures in the second quarter of 2002 or 2003. As of the end of the second quarter of 2003, there have been no expenditures for sales and marketing related to the Licensed Technologies Division.

     PRODUCT DEVELOPMENT. The Company ceased all product development efforts related to our Internet Services Division in 2001. There were no such expenditures in the second quarter of 2002 or 2003. As of the end of the second quarter of 2003, there have been no expenditures for product development related to the Licensed Technologies Division.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $187,192 in the second quarter of 2002 to $175,054 in the second quarter of 2003. As a percentage of net sales, these expenses decreased from 50.1% in the second quarter of 2002 to 42.6% in the second quarter of 2003. This decrease is primarily due to successful negotiations to reduce the cost of the Company's internet connections and a one time $42,133 charge taken in 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $16,437, which represents one month of amortization of the intangible Licensed Technologies, was recognized in the second quarter of 2003.

     OTHER INCOME. Other income in the second quarter of 2003 consisted of $1,130 in interest earned on money market accounts, $1,233 in interest expense on the notes related to the Licensed Technologies Division and $18,388 in the reversal of accruals related to defaults on the lease for our Atlanta offices during the third quarter of 2001 and other accruals which were resolved at a lower cost than estimated.

     SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     NET SALES. Net sales increased 9.8% from $744,751 in the first six months of 2002 to $817,740 in the first six months of 2003. This increase of $72,989 is primarily attributable to increased sales to Roadrunner and in sales by the Licensed Technologies Division. Revenues consisted of $809,939 in hosting and hourly development and $7,801 in sales of EKOR, which are recognized at the time that products are shipped or services are provided.

     COST OF SALES. Cost of sales includes; cost of materials; salaries for programmers, technical staff and customer support; as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $472,854, or 63.5% of revenues, in the first six months of 2002 to $537,855, or 65.8% of revenues, in the first six months of 2003. The increase in the cost of sales is primarily due to expenses incurred with the start up of the Licensed Technologies Division.

     GROSS PROFIT. Gross profit increased by $7,988 from $271,897 in the first six months of 2002 to $279,885 in the first six months of 2003. Gross profit margins decreased from 36.5% during the first six months of 2002 to 34.2% during the first six months of 2003. The improvement in gross profit is primarily related to recognizing continued growth in Roadrunner. Gross profit would have increased an additional $55,356 and gross profit margins would have increased to 41.4% without the additional costs associated with the Licensed Technologies Division.

     SALES AND MARKETING. The Company ceased all sales and marketing efforts related to our Internet Services Division in 2001. There were no such expenditures in the first six months of 2002 or 2003. As of the end of the first six months of 2003, there have been no expenditures for sales and marketing related to the Licensed Technologies Division.

     PRODUCT DEVELOPMENT. The Company ceased all product development efforts related to our Internet Services Division in 2001. There were no such expenditures in the first six months of 2002 or 2003. As of the end of the first six months of 2003, there have been no expenditures for product development related to the Licensed Technologies Division.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses decreased from $292,193 in the first six months of 2002 to $261,269 in the first six months of 2003. As a percentage of net sales, these expenses decreased from 39.2% in the first quarter of 2002 to 32.0% in the first quarter of 2003. This decrease is primarily due to the reversal of accruals for operating expenses incurred during the fall of 2001 related to the closing of our Chicago, New York and Houston offices which were ultimately resolved at a lower cost than estimated or were no longer needed for their originally intended purpose. This decrease is also due to successful negotiations to reduce the cost of the Company's internet connections and a one time $42,133 charge taken in 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $16,437, which represents one month of amortization of the intangible Licensed Technologies, was recognized in the second quarter of 2003.

     OTHER INCOME. Other income in the first six months of 2003 consisted of $2,481 in interest earned on money market accounts, $1,233 in interest expense on the notes related to the Licensed Technologies Division, $18,388 in the reversal of accruals related to defaults on the lease for our Atlanta offices during the third quarter of 2001, and $68,840 in the reversal of accruals related to defaults on leases of capital equipment during the third quarter of 2001 which were resolved at a lower cost than estimated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value. We are currently evaluating the impact that the adoption of SFAS No. 150 will have on our financial position and results of operations, however at June 30, 2003, the Company has approximately $6,442,133 in liquidation value related to its Series B, C, D, E and G Preferred Stock that may be classified as a liability.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of June 30, 2003, we had an accumulated deficit of $25,705,031 and a working capital deficit of $1,846,044. On March 23, 2001, we announced our intentions to wind down operations. We have entered into an agreement to sell substantially all of the operating assets of our hosting and website maintenance business to Tulix and we have entered into an agreement whereby we license certain technologies from Eurotech. If we complete the Tulix transaction, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, the Tulix Note and shares of Tulix stock.

    On May 22, 2003, in connection with the closing of the licensing transaction with Eurotech, we executed a note in favor of one of our preferred stockholders that provides that we may borrow up to $150,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at rate of 10% per annum and mature on December 31, 2003. We have borrowed $100,000 under this agreement to date.

     We can provide no assurance that the financing sources described above, or any other financing that we may obtain in the future (if we are able to obtain financing from any other sources, and we can provide no assurances that we will be able to obtain any such financing), will enable us to sustain our operations. If we cannot resolve our liabilities, and no other alternatives are available, we may be forced to seek protection from our creditors. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included herein have been prepared assuming the Company is a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

     We spent $21,929 during the first six months of 2003 for the purchase of capital equipment. This amount was expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers.

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

Item 2. Changes in Securities and Use of Proceeds

     In connection with the closing of the License and Exchange Agreement, the holders of the Company's Series C, Series D, and Series E Preferred Stock and certain holders of the Company's Series B Preferred Stock have agreed to extend the mandatory conversion dates of their respective shares of Preferred Stock until March 31, 2004 and have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $1.8 million of penalties that may be owed to it in shares of common stock instead of cash.

     Also in connection with the closing of the License and Exchange Agreement, on May 22, 2003 the Company issued an aggregate of 13,500 shares of Series F Preferred Stock and 1,069 shares of Series G Preferred Stock, both of which are new series of the Company's preferred stock, as partial consideration for the licenses of the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies. Of these amounts, 11,250 shares of Series F Preferred Stock were issued to Eurotech, 1,500 shares of Series F Preferred Stock were issued to Polymate and 750 shares were issued to Greenfield. All 1,069 shares of Series G Preferred Stock were issued to Eurotech. Shares of Series F Preferred Stock were, and Series G Preferred Stock are, entitled to a liquidation preference of $1,000 per share over the outstanding shares of common stock. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in issuing these securities, based on, among other factors, the sophistication of the offerees, the small number of offerees and the absence of any advertising or general solicitation. Effective June 27, 2003, the holders of the outstanding shares of Series F Preferred Stock cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Preferred Stock. The terms of the Series H Preferred Stock will be similar to the terms of the Series F Preferred Stock except for, among other things, the limitations on conversions of the Series H Shares, as described below, and the fact that Series H Shares will not be entitled to vote, as described below. The Company intends to rely on the exemptions from registration provided by Sections 4(2) and 3(a)(9) of the Securities Act in issuing shares of Series H Preferred Stock.

     Once issued, shares of Series H Convertible Preferred Stock will be convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per share of Series H Preferred Stock, subject to adjustment as set forth in the Certificate of Designations governing the Series H Preferred Stock. As such, the 13,500 shares of Series H Preferred Stock to be issued to Eurotech, Polymate and Greenfield will be convertible into 135,000,000 shares of common stock. The Series H Certificate of Designations, however, will provide that no holder of Series H Shares may convert Series H Shares into shares of common stock if such conversion would result in that holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, any unconverted Series H Shares). In addition, the Certificate of Designations will provide that the shares of Series H Preferred Stock will only become convertible at such time as the Company has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock. Currently, the Company has only 15,000,000 shares of authorized common stock, of which 14,999,156 shares have been issued and are outstanding. As such, our Board of Directors has approved, and has directed us to submit to our stockholders, a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. Shares of Series H Preferred Stock will carry a liquidation preference of $1,000 per share over the outstanding shares of common stock. Shares of Series H Preferred Stock will not have the right to vote.

     Each share of Series G Convertible Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by a number equal to 82.5% of the average closing price of the common stock over the preceding five business days. As such, assuming, for illustration purposes only, a market price of $.03 per share of common stock, the Series G Preferred Stock would convert into 35,633,333 shares of common stock. However, the Series G Certificate of Designations states that no conversion of shares of Series G Preferred Stock into shares of Common Stock is permitted if such conversion would result in the holder of such Series G Shares beneficially owning more than 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, any unconverted Series G Shares). Shares of Series G Preferred Stock do not have the right to vote.

     The Company has agreed to enter into a commercially reasonable registration rights agreement with Eurotech, Polymate and Greenfield pursuant to which the Company would grant both demand and piggyback registration rights to those entities.

     On May 22, 2003, we executed a note in favor of one of our preferred shareholders that provides that we may borrow up to $150,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2003. We have borrowed $100,000 under this agreement as of June 30, 2003. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in issuing these securities, based on the sophistication of the offerees, the small number of offerees and the absence of any advertising or general solicitation, among other factors.

Item 3. Defaults Upon Senior Securities

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of June 30, 2003, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. As of June 23, 2003, $1,846,365 has been accrued into accounts payable and accrued expenses for such penalties. Additionally, the outstanding shares of our Series B, C, D, and E Preferred Stock were scheduled to convert automatically into shares of common stock in March 2002, July 2002, September 2002, and April 2003 respectively, pursuant to the Certificates of Designations governing our Series B, C, D, and E Preferred Stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B, C, D, and E Preferred Stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series B, C, D, or E Preferred Stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series B, C, D, and E Preferred Stock into shares of common stock. If the outstanding shares of Series B, C, D, and E Preferred Stock had been converted into shares of common stock on June 30, 2003, we would have been obligated to issue 107,462,648 shares of common stock upon such conversions. In connection with the closing of the License and Exchange Agreement, the holders of the Company's Series C, Series D, and Series E Preferred Stock and certain holders of the Company's Series B Preferred Stock have agreed to extend the mandatory conversion dates of their respective shares of Preferred Stock until March 31, 2004 and have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for penalties that may be owed to it in shares of common stock instead of cash.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

           10.1 License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd.
                 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

           10.2 Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

           10.3 Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

           10.4 Stock Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., Greenfield Capital Partners LLC and Polymate, Ltd..

           10.5 Amendment No. 1 to License Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc. and Eurotech, Ltd.

           10.6 Amendment No. 1 to License and Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., and, solely with respect to Article V and
                 Article XI of the License and Exchange Agreement,
                 Polymate, Ltd. and Greendfield Capital Partners LLC.

           31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r] or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.)

(b) Reports on Form 8-K

     On June 6, 2003, we filed a Current Report on Form 8-K to report the closing of the transactions contemplated by the License and Exchange agreement with Eurotech, Polymate Ltd., and Greenfield Capital Partners LLC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             HOMECOM COMMUNICATIONS, INC.


                                             By:      /s/ Timothy R. Robinson
                                                      ------------------------
                                             Name:    Timothy R. Robinson
                                             Title:   Executive Vice President,
                                                      Chief Financial Officer
                                             Date:    September 24, 2003

EXHIBIT INDEX

10.1 License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to
       Exhibit 10.1 of the Registrant's urrent Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.2 Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.3 Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to
       Exhibit 10.3 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.4 Stock Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., Greenfield Capital Partners LLC and Polymate, Ltd..

10.5 Amendment No. 1 to License Agreement, effective as of June 27, 2003, by and among HomeCom Communications,Inc. and Eurotech, Ltd.

10.6 Amendment No. 1 to License and Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc.,
       Eurotech, Ltd., and, solely with respect to Article V and Article XI of the License and Exchange Agreement, Polymate, Ltd. and Greendfield Capital Partners LLC.

31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r] or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.)