Form 10-Q
period 2003-09-30
HOMECOM COMMUNICATIONS INC
filed 2003-10-29
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 10, 2003, there were 14,999,156 shares of the registrant's Common Stock, par value $0.0001 per share.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                     HOMECOM COMMUNICATIONS, INC.

              Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

                                                                September 30, 2003   December 31, 2002
                                                                    (unaudited)
                                                                ------------------   -----------------
                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $     85,784        $    160,342
   Accounts receivable, net                                              258,949             243,159
                                                                    ------------        ------------
     Total current assets                                                344,733             403,501
Prepaid expenses                                                          42,029              20,358
Furniture, fixtures and equipment held for sale                          105,624              83,695
Licensed Technology rights, net                                          920,475
                                                                    ------------        ------------
     Total assets                                                   $  1,412,861        $    507,554
                                                                    ============        ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $  2,417,271        $  2,109,069
                                                                    ------------        ------------
     Total current liabilities                                         2,417,271           2,109,069
   Note payable                                                          175,000
   Convertible preferred stock (See Note 9)                            6,442,133
                                                                    ------------        ------------
     Total  liabilities                                                9,034,404           2,109,069
   Redeemable Convertible Preferred stock, Series B, $.01
     par value, 125 shares authorized, 125 shares issued
     and 17.8 shares outstanding at  December 31, 2002,
     convertible, participating (See Note 9)                                                 251,750
                                                                    ------------        ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares
     authorized, 14,999,156 shares issued and outstanding
     at September  30, 2003 and December 31, 2002                          1,500               1,500
   Preferred stock, Series C, $.01 par value, 175 shares
     issued and authorized, 90.5 shares outstanding at
     December 31, 2002, convertible, participating (See
     Note 9)                                                                                       1
   Preferred stock, Series D, $.01 par value, 75 shares
     issued and authorized, 1.3 shares outstanding at
     December 31, 2002, convertible, participating (See
     Note 9)                                                                                       1
   Preferred stock, Series E, $.01 par value, 106.4 shares
     issued and authorized, 106.4 shares outstanding at
     December 31, 2002, convertible, participating (See
     Note 9)                                                                                       1
   Preferred stock, Series H, $.01 par value, 13,500 shares
     authorized, 13,500 shares issued and outstanding at
     September 30, 2003, convertible, participating,
     $13,500,000 liquidation value at September 30, 2003                     135
   Treasury stock, 123,695 shares at September  30, 2003
     and December 31, 2002                                                (8,659)             (8,659)
   Additional paid-in capital                                         19,228,821          23,949,577
   Accumulated deficit                                               (26,843,340)        (25,795,686)
                                                                    ------------        ------------
     Total stockholder's deficit                                      (7,621,543)         (1,853,265)
                                                                    ------------        ------------
     Total liabilities and stockholder's deficit                    $  1,412,861        $    507,554
                                                                    ============        ============


              The accompanying notes are an integral part of these financial statements.


                                        HOMECOM COMMUNICATIONS, INC.

    Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                           (unaudited)                    (unaudited)
                                                  ----------------------------    ----------------------------
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
Revenues                                          $    410,005    $    367,710    $  1,227,745    $  1,112,461
Cost of Revenues                                       280,445         274,110         818,300         746,964
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                           129,560          93,600         409,445         365,497
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing
   Product development
   General and administrative                          178,368         103,407         439,637         395,600
   Depreciation and amortization                        49,311                          65,748
                                                  ------------    ------------    ------------    ------------
     Total operating expenses                          227,679         103,407         505,385         395,600
                                                  ------------    ------------    ------------    ------------
OPERATING LOSS                                         (98,119)         (9,807)        (95,940)        (30,103)
OTHER EXPENSES (INCOME)
   Interest expense                                    238,499                         239,732
   Other income, net                                    (1,039)         (1,435)        (90,748)        (25,249)
                                                  ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX                   (335,579)         (8,372)       (244,924)         (4,854)

INCOME TAX PROVISION (BENEFIT)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX                              (802,730)                       (802,730)
                                                  ------------    ------------    ------------    ------------
NET LOSS                                            (1,138,309)         (8,372)     (1,047,654)         (4,854)
DEEMED PREFERRED STOCK DIVIDEND                                       (176,682)       (336,361)       (530,049)
                                                  ------------    ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS            $ (1,138,309)   $   (185,054)   $ (1,384,015)   $   (534,903)
                                                  ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED:
   Loss before cumulative effect of a change in
   accounting principle                                 (0.022)         (0.012)         (0.038)         (0.036)
   Cumulative effect of a change in accounting
   principle, net of tax                                (0.054)                         (0.054)
                                                  ------------    ------------    ------------    ------------
LOSS PER SHARE - BASIC AND DILUTED                $     (0.076)   $     (0.012)   $     (0.092)   $     (0.036)
                                                  ============    ============    ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING               14,999,156      14,999,156      14,999,156      14,999,156


                 The accompanying notes are an integral part of these financial statements.


                             HOMECOM COMMUNICATIONS, INC.

           Consolidated Statements of Cash Flows for the nine months ended
                             September 30, 2003 and 2002

                                                                  Nine Months Ended
                                                                    September 30,
                                                                     (unaudited)
                                                             --------------------------
                                                                 2003           2002
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,047,654)   $    (4,854)
   Adjustments to reconcile net loss to cash used in
   operating activities:
     Cumulative effect of a change in accounting principle       802,730
     Provision for bad debts                                      23,054         (8,369)
     Deferred rent expense                                                       (4,932)
   Change in operating assets and liabilities:
     Accounts receivable                                         (38,844)       (62,165)
     Prepaid expenses                                            (21,671)       (35,145)
     Accounts payable and accrued expenses                        54,756        (75,502)
                                                             -----------    -----------
       Net cash used in operating activities                    (227,629)      (190,967)
                                                             -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                (21,929)       (28,883)
                                                             -----------    -----------
       Net cash used in investing activities                     (21,929)       (28,883)
                                                             -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of Note Payable                                      175,000
                                                             -----------    -----------
       Net cash provided by  financing activities                175,000
                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (74,558)      (219,850)
CASH AND CASH EQUIVALENTS at beginning of period                 160,342        413,346
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS at end of period                   $    85,784    $   193,496
                                                             ===========    ===========

SUPPLEMENTAL DATA:

Non-Cash Activities:

   Preferred stock issued for acquisition of
   technology licenses                                       $   986,223

   Accrued penalty on preferred stock                        $   478,791    $   478,790



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

2. GOING CONCERN MATTERS AND RECENT EVENTS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of September 30, 2003 of approximately $25.8 million. The Company continues to experience negative cash flows from operations and is dependent on one client that accounts for 97% of revenue. These factors raise doubt about the Company's ability to continue as a going concern.

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

     On May 22, 2003, the Company completed a transaction with Eurotech, Ltd. ("Eurotech"). The Company had entered into a License and Exchange Agreement with Eurotech and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC, on March 27, 2003 (as amended, the "Exchange Agreement"). In connection with the completion of the transaction, the Company entered into a License Agreement, dated May 22, 2003 with Eurotech (as amended, the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to the Company its rights to the EKOR, HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies. In exchange for the licenses of these technologies, the Company (i) issued to Eurotech 11,250 shares of Series F Convertible Preferred Stock and 1,069 shares of Series G Convertible Preferred Stock, both of which were new series of the Company's preferred stock, and (ii) will pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies. The License Agreement provides that the licenses granted to the Company thereunder will become terminable at the option of Eurotech (i) if the Company has not effected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in certain other circumstances. The holders of the outstanding shares of Series F Preferred Stock have surrendered and cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock, which we issued on September 30, 2003.

     Shares of Series H Convertible Preferred Stock are convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per share of Series H Preferred Stock, subject to adjustment as set forth in the Certificate of Designations governing the Series H Preferred Stock. As such, the 13,500 shares of Series H Preferred Stock issued to Eurotech, Polymate and Greenfield are convertible into 135,000,000 shares of common stock. The Series H Certificate of Designations, however, provides that no holder of Series H Shares may convert Series H Shares into shares of common stock if such conversion would result in that holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, any unconverted Series H Shares). In addition, the Series H Certificate of Designations provides that the shares of Series H Preferred Stock will only become convertible at such time as the Company has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock. Currently, the Company has only 15,000,000 shares of authorized common stock, of which 14,999,156 shares have been issued and are outstanding. Given this deficiency, and given that the License and Exchange Agreement requires that we increase the number of shares of common stock that we are authorized to issue to not less than 150,000,000 shares, our Board of Directors has approved, and has directed us to submit to our stockholders, a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. Shares of Series H Preferred Stock do not have the right to vote.

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

     The Exchange Agreement provides that, during the period prior to closing of the Asset Sale, the financial needs of the hosting and web site maintenance business will be funded by the operations of that business, while the finances relating to the new licensed technologies will be kept separate. On May 22, 2003, we executed a note in favor of one of our preferred shareholders that, as amended, provides that we may borrow up to $200,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2003. As of September 30, 2003, we had borrowed $175,000 under this agreement. Since September 30, 2003, we have borrowed another $25,000 from this lender under this agreement.

     The Company has agreed to enter into a commercially reasonable registration rights agreement with Eurotech, Polymate and Greenfield pursuant to which the Company would grant both demand and piggyback registration rights to those entities.

     In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock (i) have agreed to waive the mandatory conversion features of their respective series of Preferred Stock and to vote in favor of an amendment to the Certificates of Designations that govern their respective shares to delete these mandatory conversion provisions from the Certificates of Designations, and (ii) together with one holder of the Company's Series B Preferred Stock, have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $2.0 million of penalties that may be owed to it in shares of common stock instead of cash. These penalties are attributable to the Company's failure to register the resale of the shares of Common Stock into which those shares of Preferred Stock are convertible, as the Company was required to do by its agreements with the holders of those Preferred Shares.

     In conjunction with the transaction, Lawrence Shatsoff and David Danovitch resigned from the Company's Board of Directors, and Don V. Hahnfeldt, formerly a director, the President and Chief Executive Officer of Eurotech, and Randolph A. Graves, Jr., a director and the Chief Financial Officer and Vice President of Eurotech, were elected to fill these vacancies on the Company's Board of Directors. The Board of Directors also appointed Mr. Hahnfeldt and Dr. Graves to serve as officers of our Licensed Technologies Division, which is the new division that we created in connection with the license of the above-referenced technologies from Eurotech. Mr. Hahnfeldt has subsequently resigned his positions as an officer and director of HomeCom.

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

     The table below presents information about the reported business unit income for HomeCom Communications, Inc. for the three and nine months ended September 30, 2003 and 2002.

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                       --------------------------    --------------------------
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------
Revenues:
Internet Services                      $   409,560    $   367,710    $ 1,219,499    $ 1,112,461
Licensed Technologies                          445                         8,246
                                       -----------    -----------    -----------    -----------
Totals                                 $   410,005    $   367,710    $ 1,227,745    $ 1,112,461

Business Unit Net Income:
Internet Services                      $   199,226    $    93,600    $   534,467    $   365,497
Licensed Technologies                      (69,666)                     (125,022)
                                       -----------    -----------    -----------    -----------
Totals                                 $   129,560    $    93,600    $   409,445    $   365,497
Adjustments to reconcile business
     unit net income with
     consolidated net loss
General and Administrative Expenses        227,679        103,407        505,385        395,600
Interest expense                           238,499                       239,732
Other income, net                           (1,039)        (1,435)       (90,748)       (25,249)
Cumulative effect of change in
   accounting principles, net of tax       802,730                       802,730
                                       -----------    -----------    -----------    -----------
Consolidated net loss                  $(1,138,309)   $    (8,372)   $(1,047,654)   $    (4,854)
                                       ===========    ===========    ===========    ===========

4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three and nine months ended September 30, 2003 and 2002, as it is antidilutive.

5. STOCK OPTIONS

     The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's Stock Option Plan. No compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The pro-forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option pricing model, is shown below.

                                                     For the three months ended
                                                            September 30,
                                                    ----------------------------
                                                        2003             2002
                                                    -----------      -----------
Loss applicable to common shareholders:
  As reported                                       (1,138,309)        (185,054)
  Pro forma                                         (1,228,438)        (227,481)
Basic and diluted loss per share:
  As reported                                           (0.076)          (0.012)
  Pro forma                                             (0.082)          (0.015)

6. TAXES

     There was no provision for cash payment of income taxes for the nine months ended September 30, 2003 and 2002, respectively, as the Company anticipates a net taxable loss for the year ended December 31, 2003.

7. STOCKHOLDERS' DEFICIT

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of September 30, 2003, such registration statement has not been declared effective and penalties are owed. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. The Company accrued penalties of $159,597 as interest expense during the quarter ending September 30, 2003. As of September 30, 2003, $2,005,962 has been accrued into accounts payable and accrued expenses for such penalties. In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock (i) have agreed to waive the mandatory conversion features of their respective series of Preferred Stock and to vote in favor of an amendment to the Certificates of Designations that govern their respective shares to delete these mandatory conversion provisions from the Certificates of Designations, and (ii) together with one holder of the Company's Series B Preferred Stock, have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $2.0 million of penalties that may be owed to it in shares of common stock instead of cash.

8. ISSUANCE OF SERIES F AND H PREFERRED STOCK

     On May 22, 2003, the Company issued 13,500 shares of the Company's Series F Convertible Preferred Stock, par value $.01 per share. Each Series F Share was convertible into 10,000 shares of common stock and has a stated value of $1,000 per share (See Note 2). The holders of the outstanding shares of Series F Preferred Stock have cancelled and surrendered their Series F Shares and have been subsequently issued shares of Series H Preferred Stock.

     On September 30, 2003, the Company issued 13,500 shares of the Company's Series H Convertible Preferred Stock, par value $.01 per share. Each Series H Share was convertible into 10,000 shares of common stock and has a stated value of $1,000 per share; provided, however, that no holder of Series H shares may convert Series H shares into shares of common stock if the aggregate shares of common stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of the calculation, the unconverted Series H Shares).

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value. We adopted SFAS 150 on July 1, 2003.

     Since the Series B, C, D, E and G Preferred Stock represent financial instruments that embody unconditional obligations that will be settled with a variable number of the Company's common equity shares, based on a fixed monetary amount that was known at inception, the Company reclassified its Series B, C, D, E and G Preferred Stock as a long term liability and recorded a loss of $802,730 as a cumulative effect of a change in accounting principle. We recorded each series of Preferred Stock at its liquidation value as of July 1, 2003. The Company believes that this represents the fair value of the obligation.

     Additionally, the Company accrued additional penalty interest, which was reported as a deemed dividend in previous periods, in the amount of $159,597 as interest expense for the third quarter (see note 7) and $75,137 in interest expense related to the required increase in stated value as called for in the conversion rate calculation of the Series B, C, D and E Preferred stock.

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

     On May 22, 2003 we closed the transactions contemplated by the License and Exchange Agreement to license certain technologies from Eurotech. If the Tulix transaction is consummated, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, the Tulix Note and the shares of Tulix stock that Tulix will issue to us in the transaction.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     NET SALES. Net sales increased 11.5% from $367,710 in the third quarter of 2002 to $410,005 in the third quarter of 2003. This increase of $42,295 is primarily attributable to increased sales to Roadrunner. Revenues consisted of development work of $4,166, which is recognized based upon an average percentage completion calculation of 100% of current contracts which total $12,500, hosting and hourly development services of $405,394 and sales of EKOR of $445, both of which are recognized at the time that products are shipped or services are provided.

     COST OF SALES. Cost of sales includes: cost of materials; salaries for programmers, technical staff and customer support; as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $274,110, or 74.5% of revenues, in the third quarter of 2002 to $280,445, or 68.4% of revenues, in the third quarter of 2003. The increase in the cost of sales is primarily due to expenses incurred with the start up of the Licensed Technologies Division. The percentage cost of sales decreased by 6.1% reflecting the increased revenue from Roadrunner outpacing increases in cost.

     GROSS PROFIT. Gross profit increased by $35,960 from $93,600 in the third quarter of 2002 to $129,560 in the third quarter of 2003. Gross profit margins increased from 25.5% during the third quarter of 2002 to 31.6% during the third quarter of 2003. This increase in gross profit is primarily related to the increased revenue from Roadrunner outpacing the increase of the cost of sales in support of the Licensed Technologies Division for the quarter.

     SALES AND MARKETING. The Company ceased all sales and marketing efforts related to our Internet Services Division in 2001. There were no such expenditures in the third quarter of 2002 or 2003. As of the end of the third quarter of 2003, there have been no expenditures for sales and marketing related to the Licensed Technologies Division.

     PRODUCT DEVELOPMENT. The Company ceased all product development efforts related to our Internet Services Division in 2001. There were no such expenditures in the third quarter of 2002 or 2003. As of the end of the third quarter of 2003, there have been no expenditures for product development related to the Licensed Technologies Division.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $103,407 in the third quarter of 2002 to $178,368 in the third quarter of 2003. As a percentage of net sales, these expenses increased from 28.1% in the third quarter of 2002 to 43.5% in the third quarter of 2003. This increase is primarily due to the cost of the Licensed Technologies Division.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $49,311, which represents three months of amortization of the intangible Licensed Technologies, was recognized in the third quarter of 2003.

     OTHER INCOME. Other income in the third quarter of 2003 consisted of $1,039 in interest earned on money market accounts, $3,765 in interest expense on the notes related to the Licensed Technologies Division, $75,137 in interest charges on the B, C, D and E preferred stock and $159,597 in penalty interest on B, C, D, and E preferred stock.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As described in note 9 to the unaudited consolidated financial statements the Company has reflected the adoption of SFAS 150 effective July 1, 2003 as a cumulative effect of a change in accounting principle. The net impact was $802,730.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     NET SALES. Net sales increased 10.4% from $1,112,461 in the first nine months of 2002 to $1,227,745 in the first nine months of 2003. This increase of $115,284 is primarily attributable to increased sales to Roadrunner and in sales by the Licensed Technologies Division. Revenues consisted of development work of $4,166, which is recognized based upon an average percentage completion calculation of 100% of current contracts which total $12,500, hosting and hourly development services of $1,215,333 and sales of EKOR of $8,246, both of which are recognized at the time that products are shipped or services are provided.

     COST OF SALES. Cost of sales includes: cost of materials; salaries for programmers, technical staff and customer support; as well as a pro-rata allocation of telecommunications, facilities and data center costs. Cost of sales increased from $746,964, or 67.1% of revenues, in the first nine months of

2002 to $818,300, or 66.7% of revenues, in the first nine months of 2003. The increase in the cost of sales is primarily due to expenses incurred with the start up of the Licensed Technologies Division. The decrease in the percentage of cost of sales is due to increased revenue from Roadrunner outpacing increases in cost.

     GROSS PROFIT. Gross profit increased by $43,948 from $365,497 in the first nine months of 2002 to $409,445 in the first nine months of 2003. Gross profit margins increased from 32.9% during the first nine months of 2002 to 33.3% during the first nine months of 2003. The improvement in gross profit is primarily related to recognizing continued growth in Roadrunner. Gross profit would have increased an additional $125,022 and gross profit margins would have increased to 43.5% without the additional costs associated with the Licensed Technologies Division.

     SALES AND MARKETING. The Company ceased all sales and marketing efforts related to our Internet Services Division in 2001. There were no such expenditures in the first nine months of 2002 or 2003. As of the end of the first nine months of 2003, there have been no expenditures for sales and marketing related to the Licensed Technologies Division.

     PRODUCT DEVELOPMENT. The Company ceased all product development efforts related to our Internet Services Division in 2001. There were no such expenditures in the first nine months of 2002 or 2003. As of the end of the first nine months of 2003, there have been no expenditures for product development related to the Licensed Technologies Division.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as a pro-rata allocation of telecommunications, and facilities and data center costs. General and administrative expenses increased from $395,600 in the first nine months of 2002 to $439,637 in the first nine months of 2003. As a percentage of net sales, these expenses increased from 35.6% in the first three quarters of 2002 to 35.8% in the first three quarters of 2003. This increase is primarily due to the costs associated with the Licensed Technologies Division. This increase was offset by the reversal of accruals for operating expenses incurred during the fall of 2001 which were ultimately resolved at a lower cost than estimated or were no longer needed for their originally intended purpose. The increase was also offset by successful negotiations to reduce the cost of the Company's internet connections and a one time charge of $42,133 taken in 2002.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $65,748, which represents four months of amortization of the intangible Licensed Technologies, was recognized in the first nine months of 2003.

     OTHER INCOME. Other income in the first nine months of 2003 consisted of $3,519 in interest earned on money market accounts, $4,998 in interest expense on the notes related to the Licensed Technologies Division, $75,137 in interest charges on the B, C, D and E preferred stock, $159,597 in penalty interest on B, C, D, and E preferred stock, $18,388 in the reversal of accruals related to defaults on the lease for our Atlanta offices during the third quarter of 2001, and $68,841 in the reversal of accruals related to defaults on leases of capital equipment during the third quarter of 2001 which were resolved at a lower cost than estimated.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As described in note 9 to the unaudited consolidated financial statements the Company has reflected the adoption of SFAS 150 effective July 1, 2003 as a cumulative effect of a change in accounting principle. The net impact was $802,730.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value. We adopted SFAS 150 on July 1, 2003.

     Since the Series B, C, D, E and G Preferred Stock represents financial instruments that embody unconditional obligations that will be settled with a variable number of the Company's common equity shares, based on a fixed monetary amount that was known at inception, the Company reclassified its Series B, C, D, E and G Preferred Stock as a long term debt liability and recorded a loss of $802,730 as a cumulative effect of a change in accounting principle. We recorded each series of Preferred Stock at its liquidation value as of July 1, 2003. The Company believes that this represents the fair value of the obligation.

     Additionally, the Company accrued additional penalty interest, which was reported as a deemed dividend in previous periods, in the amount of $159,597 as interest expense for the third quarter (see note 7) and $75,137 in interest expense related to the required increase in stated value as called for in the conversion rate calculation of the Series B, C, D and E Preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of September 30, 2003, we had an accumulated deficit of $26,683,743 and a working capital deficit of $1,997,401. On March 23, 2001, we announced our intentions to wind down operations. We have entered into an agreement to sell substantially all of the operating assets of our hosting and website maintenance business to Tulix and we have entered into an agreement whereby we license certain technologies from Eurotech. If we complete the Tulix transaction, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, the Tulix Note and shares of Tulix stock.

     On May 22, 2003, we executed a note in favor of one of our preferred shareholders that, as amended, provides that we may borrow up to $200,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2003. As of September 30, 2003, we had borrowed $175,000 under this agreement. Since September 30, 2003, we have borrowed another $25,000 from this lender under this agreement.

     On September 30, 2003, we entered into a Private Equity Credit Agreement with Brittany Capital Management LLC ("Brittany"). Pursuant to this agreement, the Company has agreed to issue and sell to Brittany up to $10,000,000 worth of the Company's common stock over the next three years. The Company may sell these shares to Brittany from time to time, in its discretion, subject to certain minimum and maximum limitations. Prior to any sales, however, the Company is required to file a registration statement with, and have such registration statement declared effective by, the Securities and Exchange Commission relating to the shares to be issued. The number of shares of common stock to be purchased by Brittany at any time will be determined by dividing (i) the dollar amount requested by the Company by (ii) the market price of the common stock, less a discount of 9% of the market price. The Company is required to sell at least $1,000,000 worth of common stock to Brittany under the agreement. If the Company does not do so, the agreement provides that the Company will pay penalties to Brittany. The amount of the penalties will equal to 91% of the difference between $1,000,000 (the minimum amount of common stock that the Company is required to sell to Brittany under the agreement) and the amount of common stock actually sold to Brittany during the term of the agreement. The Company has agreed that, no later than March 31, 2004, it will reserve and keep available for issuance a number of shares of common stock sufficient to enable it to fulfill its obligations under this agreement. The agreement provides that the number of shares to be purchased by Brittany in any particular sale shall not exceed a number of shares that would cause Brittany to own more than 9.9% of the then-outstanding shares of common stock. Also, in connection with this agreement, the Company has entered into a Registration Rights Agreement with Brittany pursuant to which the Company has agreed to register, within 150 days after the Company's Certificate of Incorporation is amended to increase the number of authorized shares of common stock to at least 150,000,000 shares, at least 20,000,000 shares of common stock, subject to increases if the number of shares of common stock sold under the Private Equity Credit Agreement exceeds 20,000,000 shares. If, by September 30, 2004, the registration statement has not been declared effective, then the Private Equity Credit Agreement and the Registration Rights Agreement will terminate and the Company will be required to pay Brittany the penalties described above.

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

     We spent $21,929 during the first nine months of 2003 for the purchase of capital equipment. This amount was expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On or about February 8, 2002, we received a complaint filed by Properties Georgia OBJLW One Corporation in the State Court of Fulton County, Georgia on December 6, 2001, alleging that we defaulted on our lease in Building 14 at 3495 Piedmont Road, Atlanta, Georgia 30305. The complaint sought damages in the amount of $141,752 plus interest of $23,827, plus attorneys' fees and court costs. On December 18, 2002 we reached a settlement with Georgia OBJLW One Corporation in the amount of $135,000, consisting of one payment of $30,000 paid at that time, followed by seven monthly payments of $15,000 to be made from February thru August, 2003. We have complied with this agreement and have paid the full amount of the settlement. We have completed our obligation under this agreement and have been released from further obligations.

     We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2. Changes in Securities and Use of Proceeds

     In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock (i) have agreed to waive the mandatory conversion features of their respective series of Preferred Stock and to vote in favor of an amendment to the Certificates of Designations that govern their respective shares to delete these mandatory conversion provisions from the Certificates of Designations (previously, the holders of the Series C, Series D and Series E Preferred Stock and one holder of the Company's Series B Preferred Stock had agreed to extend the mandatory conversion dates for their preferred stock until March 31, 2004), and (ii) together with one holder of the Company's Series B Preferred Stock, have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $2.0 million of penalties that may be owed to it in shares of common stock instead of cash. These penalties are attributable to the Company's failure to register the resale of the shares of Common Stock into which those shares of Preferred Stock are convertible, as the Company was required to do by its agreements with the holders of those Preferred Shares.

     On September 30, 2003, the Company issued 13,500 shares of the Company's Series H Convertible Preferred Stock, par value $.01 per share, to the former holders of the outstanding shares of our Series F Preferred Stock, who had previously surrendered and cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive an equal number of shares of Series F Preferred Stock. The Company relied on the exemptions from registration provided by Sections 4(2) and 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act") in issuing shares of Series H Preferred Stock. Shares of Series H Convertible Preferred Stock are convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per share of Series H Preferred Stock, subject to adjustment as set forth in the Certificate of Designations governing the Series H Preferred Stock. As such, the 13,500 shares of Series H Preferred Stock issued to Eurotech, Polymate and Greenfield are convertible into 135,000,000 shares of common stock. The Series H Certificate of Designations, however, provides that no holder of Series H Shares may convert Series H Shares into shares of common stock if such conversion would result in that holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, any unconverted Series H Shares). In addition, the Certificate of Designations provides that the shares of Series H Preferred Stock will only become convertible at such time as the Company has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock. Currently, the Company has only 15,000,000 shares of authorized common stock, of which 14,999,156 shares have been issued and are outstanding. As such, our Board of Directors has approved, and has directed us to submit to our stockholders, a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. Shares of Series H Preferred Stock have a liquidation preference of $1,000 per share over the outstanding shares of common stock. Shares of Series H Preferred Stock do not have the right to vote.

     The Company has agreed to enter into a commercially reasonable registration rights agreement with Eurotech, Polymate and Greenfield pursuant to which the Company would grant both demand and piggyback registration rights to those entities.

     On May 22, 2003, we executed a note in favor of one of our preferred shareholders that, as amended during the quarter ended September 30, 2003, provides that we may borrow up to $200,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2003. As of September 30, 2003, we had borrowed $175,000 under this agreement. Since September 30, 2003, we have borrowed another $25,000 from this lender under this agreement.

     The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in issuing these securities, based on the sophistication of the offerees, the small number of offerees and the absence of any advertising or general solicitation, among other factors.

     On September 30, 2003, the Company entered into a Private Equity Credit Agreement and a Registration Rights Agreement with Brittany. These agreements are described in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," above.

Item 3. Defaults Upon Senior Securities

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of September 30, 2003, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. During the quarter ending September 30, 2003, the Company accrued penalties of $159,597 as interest expense. As of September 30, 2003, $2,005,962 has been accrued into accounts payable and accrued expenses for such penalties. Additionally, the outstanding shares of our Series B, C, D, and E Preferred Stock were scheduled to convert automatically into shares of common stock in March 2002, July 2002, September 2002, and April 2003 respectively, pursuant to the Certificates of Designations governing our Series B, C, D, and E Preferred Stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B, C, D, and E Preferred Stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series B, C, D, or E Preferred Stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series B, C, D, and E Preferred Stock into shares of common stock. If the outstanding shares of Series B, C, D, and E Preferred Stock had been converted into shares of common stock on September 30, 2003, we would have been obligated to issue 121,072,642 shares of common stock upon such conversions. In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock (i) have agreed to waive the mandatory conversion features of their respective series of Preferred Stock and to vote in favor of an amendment to the Certificates of Designations that govern their respective shares to delete these mandatory conversion provisions from the Certificates of Designations, and (ii) together with one holder of the Company's Series B Preferred Stock, have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $2.0 million of penalties that may be owed to it in shares of common stock instead of cash.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock of HomeCom Communications, Inc., as filed on September 30, 2003.

          10.1 Private Equity Credit Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC.

          10.2 Registration Rights Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC.

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

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                HOMECOM COMMUNICATIONS, INC.


                                                By: /s/ Timothy R. Robinson
                                                ---------------------------
                                                Name:  Timothy R. Robinson
                                                Title: Executive Vice President,
                                                       Chief Financial  Officer
                                                Date:  October 29, 2003

EXHIBIT INDEX

3.1 Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of HomeCom Communications, Inc., as filed on September 30, 2003.

10.1 Private Equity Credit Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC.

10.2 Registration Rights Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC.

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