Form 10-K
period 2003-12-31
HOMECOM COMMUNICATIONS INC
filed 2004-05-13
CIK 1021226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                                 --------------
(Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 26, 2004 as reported on the OTC Bulletin Board, was approximately $931,000. The shares of Common Stock held by each officer and director and by each person known to us who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 26, 2004, Registrant had outstanding 14,999,157 shares of Common Stock.

                                TABLE OF CONTENTS


Item No.                           Description                         Page No.
--------                           -----------                         --------
PART I
       1.  BUSINESS....................................................    1
       2.  PROPERTIES..................................................   14
       3.  LEGAL PROCEEDINGS...........................................   15
       4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

PART II
       5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.........................................   16
       6.  SELECTED FINANCIAL DATA.....................................   16
       7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................   17
       8.  FINANCIAL STATEMENTS........................................   23
       9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................   42
      9A.  CONTROLS AND PROCEDURES.....................................   42

PART III
      10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   43
      11.  EXECUTIVE COMPENSATION......................................   46
      12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................   48
      13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   50
      14.  PRINCIPAL ACCOUNTING FEES AND SERVICES......................   51

PART IV
      15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................   52
           SIGNATURES..................................................   59

                                     PART I

Item 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements, such as statements regarding HomeCom's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans. When used in this Form 10-K, the words "expects", "believes," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or implied by such forward-looking statements. Such risks and uncertainties include things such as our ability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market the technologies that we license from Eurotech, changes in the value and condition of our assets, the loss of key personnel, whether we are able to complete the proposed transactions described in this form 10-K, a change in control of the Company or changes in financial markets and general economic conditions.

HISTORY AND RECENT DEVELOPMENTS

Recent Developments

Stockholder's Meeting

     On March 22, 2004 HomeCom Communications held a Special Meeting of the Stockholders at which the following proposals were approved by the stockholders:
(1) a proposal to sell substantially all of the assets of HomeCom's hosting and website maintenance business to Tulix Systems, Inc., an entity in which Timothy
R. Robinson, Gia Bokuchava and Nino Doijashvili, who are directors and officers of HomeCom, are the sole shareholders, directors and officers; (2) a proposal to amend HomeCom's Certificate of Incorporation to change the name of the company to "Global Matrechs, Inc."; (3) a proposal to amend HomeCom's Certificate of Incorporation to increase the number of shares of common stock that HomeCom is authorized to issue from 15,000,000 to 300,000,000; (4) a proposal to amend HomeCom's Certificate of Incorporation to allow fewer than all of the stockholders to approve actions by written consent without a stockholder meeting; (5) a proposal to effect a reverse split of HomeCom's common stock at a ratio of between 1-for-5 and 1-for-15, if and when (but not later than December 31, 2004) the Board of Directors determines that such a reverse split is in the best interests of HomeCom; (6) proposals to amend the Certificates of Designations, Preferences and Rights of HomeCom's Series B, Series C, Series D and Series E preferred stock to delete the mandatory conversion provisions of those series; and, (7) a proposal to elect Michael Sheppard, Timothy R. Robinson, Gia Bokuchava, Nino Doijashvili, and Randolph A. Graves, Jr. to serve on HomeCom's Board of Directors.

Asset Purchase Agreement with Tulix

     On March 27, 2003, we entered into an Asset Purchase Agreement (the "Sale Agreement") with Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who are officers and directors of the Company, are officers, directors and founding shareholders.

     Under the Sale Agreement, Tulix will purchase the assets used in the operation of our hosting and web site maintenance business, including intellectual property, equipment, contracts, certain accounts receivable in an aggregate amount of approximately $70,000, and cash of $50,000 (the "Asset Sale"). As consideration for these assets, Tulix will:

     o issue to us shares of Tulix common stock that will represent 15% of the outstanding shares of Tulix;

     o issue to us a secured promissory note (the "Note") for a principal amount of $70,000 (subject to adjustment as described below) that will bear interest at an annual rate of 7%, will be secured by certain assets of Tulix that are transferred to Tulix as part of the Asset Sale, and will mature one year after the closing of the Asset Sale (the principal amount of the note may be increased at closing pursuant to the terms of the Agreement); and,

     o assume certain obligations of ours, including certain accounts payable related to ongoing operations (these accounts payable consist primarily of bills for utilities and are likely to be approximately $5,000, with the exact amount to be determined at closing).

     The note to be issued by Tulix to the Company will be for a principal amount of $70,000, subject to adjustment as described below. If the sum of the cash and accounts receivable of the Company (as determined in accordance with GAAP in a manner consistent with the Company's past practices) on the day that we complete the Asset Sale is less than $325,053 (subject to certain adjustments), the principal amount of the Note will be increased by an amount equal to the difference between $325,053 (as adjusted) and the sum of the Company's cash and accounts receivable on the closing date. To the extent that the sum of cash and accounts receivable on the day that we complete the Asset Sale is more than $325,053 (as adjusted), the excess will be divided evenly between the Company and Tulix. The Note will bear interest at a rate of 7% per year and will mature on the one year anniversary of the Closing of the Asset Sale. Interest will be due and payable at maturity. The Note will be secured by the intellectual property, contracts, accounts receivable and equipment (including computer hardware, computer software, office furniture and fixtures) transferred to Tulix in the Asset Sale. The aggregate value of the assets that secure the Note is estimated to be approximately $170,000. As the holder of a secured note, the Company will be entitled to the rights of a secured creditor in the event that Tulix defaults on the Note. While we do not expect that Tulix will default on the Note, our status as a secured creditor gives us rights to the collateral that an unsecured creditor would not have. This protection could be lessened over time if the value of the collateral decreases. The working capital adjustment described above is based on a dollar amount of $325,053 because that amount represents the sum of the Company's cash and accounts receivable on the date that we and Tulix entered into the Sale Agreement. The parties have agreed that this amount will be reduced by the actual amount of certain agreed upon expenditures made by the Company prior to closing, including accounting fees, legal fees, vendor bills, local taxes and other expenditures. To the extent that there is excess cash and accounts receivable, the parties have agreed to evenly divide the amount of the excess primarily to provide management with an incentive to increase the working capital prior to closing.

     In connection with the Asset Sale, the Sale Agreement provides that we will enter into a Shareholders' Agreement with Tulix, Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili. The Shareholders' Agreement would give the Company certain rights as a holder of Tulix stock for a period of five years. These rights include rights of co-sale, rights of first refusal, anti-dilution rights and rights to inspect the books and records of Tulix. The co-sale rights will give us (and the other Tulix shareholders) the right to participate in any sales, subject to certain exclusions, of Tulix stock by other Tulix shareholders. The rights of first refusal granted to us in the Shareholders' Agreement will require that Tulix give us (and the other Tulix shareholders) the right to purchase any securities, subject to certain exclusions, that it intends to offer to third parties before it offers those securities to third parties. The anti-dilution rights contained in the Shareholders' Agreement require Tulix to grant us additional shares of common stock any time, subject to certain exclusions, it issues shares of common stock to other persons so that our aggregate ownership interest in Tulix is generally not diluted. Finally, the Shareholders' Agreement gives us the right to inspect the books and records of Tulix, subject to the specific terms of the Shareholders' Agreement.

     The parties intend to complete the Asset Sale if (i) it is approved by the Company's stockholders as required under Delaware law (this approval was obtained at the Special Meeting of Stockholders on March 22, 2004) and (ii) the other conditions to closing set forth in the Sale Agreement are satisfied or waived. These conditions include, among others, the requirement that all third parties who have a contractual right to approve the assignment of their contracts to Tulix must consent to such assignment. The Company believes that the only material third party consent that will be required by this provision is that of the Company's landlord for its principal offices as 3495 Piedmont Road, and our landlord has indicated that it may be willing to cancel our lease and enter into a new lease with Tulix upon completion of the Asset Sale. These conditions also include a condition in favor of Tulix that Roadrunner, the largest customer of the hosting and website maintenance business, not have notified HomeCom or Tulix that it intends to terminate its relationship with HomeCom or Tulix, that it does not intend to transfer its business to Tulix upon completion of the Asset Sale, or that it intends to materially change the amount of business that it does with HomeCom or Tulix. As such, we can offer no assurance that the Asset Sale will be completed. Neither we nor Tulix is under any obligation to pay any type of termination fee if we do not complete the Asset Sale, and there are no other deal protection measures. The Sale Agreement also contains a release from Tulix pertaining to certain matters and mutual releases with Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili regarding certain employment matters. We expect to close the transaction with Tulix in May of 2004.

Description of Business

     On May 22, 2003, we completed the transaction with Eurotech pursuant to which we now license the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. If we complete the Asset Sale to Tulix, our remaining assets will consist of the technologies that we license from Eurotech and the assets related thereto, the cash and accounts receivable of our hosting and website maintenance business that we do not transfer to Tulix, and the note and stock that Tulix issues to us in the Asset Sale. Our liabilities after the completion of the Asset Sale will consist of all liabilities currently reflected on our financial statements other than the liabilities that Tulix assumes from us (and possibly some liabilities that Tulix does assume from us, in the event that we remain obligated for such liabilities despite our attempted assignment of those liabilities to Tulix), as well as any liabilities that we incur in connection with the business associated with the licensed technologies, including the $460,000 that we have borrowed under our credit agreement with McNab LLC.

     We have created an unincorporated division, which we call the Licensed Technologies Division, to run the business related to the technologies that we license from Eurotech. Mr. Sheppard and Dr. Graves serve as vice presidents of the Licensed Technologies Division. The unincorporated division structure allows us to operate the business within a single entity. It does, however, also present risks. These include the risk that liabilities associated with the technologies that we license from Eurotech may attach to the assets of our hosting and website maintenance business, thereby jeopardizing the potential sale to Tulix or making us liable to Tulix following the closing, and the risk that liabilities related to the hosting and website maintenance business could attach to the technologies that we license from Eurotech.

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

     Prior to and during 2000, we derived revenue from, among other sources, professional web development services, software licensing, application development, insurance and securities sales commissions, and hosting and transactions fees. However, following our various divestitures, including those identified below and including the sales of our InsureRate division and our Internet banking operations during 2001, we derived revenue only from hosting and web site maintenance services.

     On April 16, 1998, we acquired all of the outstanding capital stock of The Insurance Resource Center, Inc. ("IRC") for 351,391 shares of our common stock. IRC provided Internet development and hosting services to the insurance industry and was incorporated into our FAST group. We wrote off the remaining goodwill for IRC during 1999.

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

     On March 24, 1999, we acquired all of the outstanding shares of First Institutional Marketing, Inc. ("FIMI") and certain of its affiliates for 1,252,174 shares of common stock. In addition, we entered into employment agreements for an initial term of three years with the three principals of FIMI, calling for them to continue in their roles for the acquired companies. Prior to the closing of the acquisition, we loaned the shareholders of FIMI $370,000 ("FIMI notes"). The FIMI notes were to be repaid in either cash or common stock and were collateralized by common stock. We also granted these FIMI shareholders 300,000 warrants to acquire shares of our common stock at an exercise price of $3.74 per share. Vesting of the warrants was contingent upon FIMI meeting certain operating goals.

     On April 23, 1999, we acquired all the outstanding shares of Ganymede Corporation for total consideration of 185,342 shares of common stock and $100,000 cash. Ganymede was a Chicago-based web site developer for financial institutions. In addition, we entered into employment agreements with the three principals of Ganymede, calling for them to continue in their then current roles for the acquired company. Each subsequently resigned.

     On October 1, 1999 we sold our security consulting and integration service operations in exchange for $200,000 in cash, certain security audit rights and shares of a non-public entity originally valued at approximately $823,000, and entered into a joint marketing program with the acquirer.

     On January 31, 2001, we sold substantially all of the assets of FIMI and its affiliates to Digital Insurance, Inc. ("Digital") for approximately $458,000 in cash and the assumption of certain liabilities. In connection with the sale, the FIMI principals surrendered the shares of common stock that collateralized the FIMI notes and forfeited their warrants.

     On March 15, 2001, we sold substantially all of the assets used in our Internet banking operations to Netzee, Inc. The sale generated net proceeds to HomeCom of approximately $407,000.

     On March 27, 2003, we entered into an agreement to sell substantially all of the assets of our hosting and website maintenance business to Tulix. See "Recent Developments," above.

     On May 22, 2003, the Company completed a transaction with Eurotech, Ltd. ("Eurotech"). The Company had entered into a License and Exchange Agreement with Eurotech and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC, on March 27, 2003 (as amended, the "Exchange Agreement"). In connection with the completion of the transaction, the Company entered into a License Agreement, dated May 22, 2003 with Eurotech (as amended, the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to the Company its rights to the EKOR, HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies, which are more fully described herein. In exchange for the licenses of these technologies, the Company (i) issued to Eurotech 11,250 shares of Series F Convertible Preferred Stock and 1,069 shares of Series G Convertible Preferred Stock, both of which were new series of the Company's preferred stock, and (ii) will pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies. The License Agreement provides that the licenses granted to the Company thereunder will become terminable at the option of Eurotech (i) if the Company has not effected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in certain other circumstances. In connection with this transaction, we issued 1,500 shares of Series F Convertible Preferred Stock to Polymate and 750 shares of Series F Convertible Preferred Stock to Greenfield (Polymate was issued shares as partial consideration for Polymate's agreement to modify its rights to receive royalties from Eurotech; Greenfield was issued shares as consideration for its acting as an advisor to the Company and participating in the negotiation of the transaction with Eurotech on behalf of the Company). The holders of the outstanding shares of Series F Preferred Stock cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock, which we issued to them on September 30, 2003.

     In connection with the closing of the transaction with Eurotech, McNab LLC, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock, has agreed to accept payment for approximately $2.0 million of penalties that may be owed to it in shares of common stock instead of cash. These penalties are attributable to the Company's failure to register the resale of the shares of Common Stock into which those shares of Preferred Stock are convertible, as the Company was required to do by its agreements with the holders of those Preferred Shares.

     The Exchange Agreement provides that, during the period prior to closing of the Asset Sale, the financial needs of the hosting and web site maintenance business will be funded by the operations of that business, while the finances relating to the new licensed technologies will be kept separate. On May 22, 2003, we executed a note in favor of McNab LLC, which is one of our preferred shareholders that, as amended, provides that we may borrow up to $460,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured, pursuant to a security agreement, by the assets of the Company other than the assets that we intend to transfer to Tulix in the Asset Sale, bear interest at a rate of 10% per annum and mature on December 31, 2004. We had borrowed $255,000 under this agreement as of December 31, 2003 and have borrowed an additional $205,000 since that date under subsequent addenda.

     Shares of Series H Convertible Preferred Stock are convertible into shares of common stock at a conversion rate of 10,000 shares of common stock per share of Series H Preferred Stock, subject to adjustment as set forth in the Certificate of Designations governing the Series H Preferred Stock. As such, the 13,500 shares of Series H Preferred Stock issued to Eurotech, Polymate and Greenfield will become convertible into 135,000,000 shares of common stock. The Series H Certificate of Designations, however, provides that no holder of Series H Shares may convert Series H Shares into shares of common stock if such conversion would result in that holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, any unconverted Series H Shares). In addition, the Certificate of Designations provides that the shares of Series H Preferred Stock will only become convertible at such time as the Company has a sufficient number of authorized but unissued shares of common stock available to support the conversion of the outstanding shares of all series of preferred stock. Currently, the Company has only 15,000,000 shares of authorized common stock, of which 14,999,157 shares have been issued and are outstanding. Our stockholders have approved a proposal to amend our Certificate of Incorporation to, among other things, increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares.

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

     In anticipation of the transaction, Lawrence Shatsoff and David Danovitch resigned from the Company's Board of Directors, and Don V. Hahnfeldt, formerly a director, the President and Chief Executive Officer of Eurotech and a shareholder of Eurotech, and Randolph A. Graves, Jr., a director and the Chief Financial Officer and Vice President of Eurotech and a shareholder of Eurotech, were elected to fill these vacancies on the Company's Board of Directors. The Board of Directors also appointed Mr. Hahnfeldt and Dr. Graves to serve as officers of the new division that we created in connection with the license of the above-referenced technologies from Eurotech. Mr. Hahnfeldt has subsequently resigned his positions as an officer and director of HomeCom.

     If we complete the Tulix transaction, we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors, although they have indicated a willingness to remain on the Board of Directors for a short transition period if requested.

Products and Services

     Currently, we have two operating businesses: our hosting and web site maintenance business, which we intend to sell to Tulix and is presented as a discontinued operation, and the business that we conduct in connection with the technologies that we license from Eurotech. These technologies are described below.

EKOR(TM)

     EKOR(TM) was developed jointly by scientists at the I.V. Kurchatov Institute, or Kurchatov, and members of the Euro-Asian Physical Society, or EAPS, both based in Moscow, Russia. EKOR(TM) is a brand name for a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, EKOR's adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, EKOR(TM) materials surround and immobilize radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water-proof properties, prevent such debris from migrating by water or as air-borne particles. EKOR(TM) materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, EKOR(TM) comes in multiple product forms and can be applied using specified methods for waste-coating and encapsulation. We believe that this allows EKOR(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

     The EKOR(TM) product family's performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are currently five basic forms of EKOR(TM):

     1. Sealer Plus, which can be sprayed to coat containers or cover contaminated surfaces;

     2. Foam, which is pumped in a range of densities to fill crevices, ducts or pipes;

     3. Grout, applied in a pour and mix method, which can be used to make shapes for shielding or to macroencapsulate items to form an unleachable monolith for transportation or disposal;

     4. Matrix, applied in a pour and mix method, which can be used to microencapsulate radioactive or hazardous wastes to form an elastomeric monolith for transportation or disposal; and

     5. StoneStore, applied in a pour and mix method, which can be used to microencapsulate highly radioactive waste and will form a ceramic monolith for permanent disposal. StoneStore is still in the research and development stage.

     In tests conducted at Kurchatov, EKOR(TM) has been shown to be highly resistant to radiation and structural degradation from exposure to radiation. It has also proven to be fire resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties of 100 pounds per square inch.

Marketing of EKOR

     Eurotech has described its efforts to market EKOR(TM) and the other licensed technologies in its public filings. These descriptions are summarized in this report. EKOR(TM)'s acceptance into nuclear waste management has been slower than Eurotech anticipated. Eurotech has stated that it believes that significant technical issues remain, including those dealing with the residue from production of nuclear weapons and the disposal of nuclear fuel being discharged from nuclear power plants. With respect to residue from the production of nuclear weapons, the technical issues relate to the fact that the residue could take a number of forms (liquid, wet slurry, partially dried sludge, calcined salts, etc.) and have a variety of ph factors. The amount of waste that EKOR can effectively encapsulate differs depending on the form and ph factor of the waste. Thus, each project must be addressed separately, and we will need to develop the appropriate form of EKOR on a project-by-project basis. We do not believe, however, that this issue will be a significant issue for us, as we have learned that the modification of EKOR is not as resource-intensive as expected and can be accomplished relatively efficiently. For example, a sheet form of EKOR was recently developed for use in a project with INEEL. With respect to the technical issues that Eurotech perceived with respect to the disposal of nuclear fuel being discharged from nuclear power plants, we do not intend to market EKOR for this purpose. We and Eurotech believe that EKOR(TM) is a technologically advanced material that has properties that make it a superior, cost effective and safer isolation technology for some non-radioactive hazardous materials and a unique sealant for potential applications in the construction industry.

     In 2001, Eurotech successfully replicated the formula for EKOR(TM) to make EKOR(TM) products in the United States. In March 2001, the EKOR(TM) family of products was presented to waste management professionals at the annual Waste Management Symposium in Tucson, Arizona. As a result of the interest generated at the symposium, Eurotech presented EKOR(TM) for use in a variety of applications at Department of Energy ("DOE") sites to various waste management professionals. Specifically, Eurotech had discussions with the Savannah River Site (or SRS, near Aiken, South Carolina), Oak Ridge National Laboratory (or ORNL, in Oak Ridge, Tennessee), Fernald Closure Site (in Fernald, Ohio), Battelle Memorial Institute (or BMI, in Columbus, Ohio), Rocky Flats Environmental Testing Site (or RFETS, near Denver, Colorado), Los Alamos National Laboratory (or LANL, Los Alamos, New Mexico), Lawrence Livermore National Laboratory (or LLNL, Livermore, California), Hanford Reservation (Richland, Washington) and Idaho National Engineering & Environmental Laboratory (or INEEL, Idaho Falls, Idaho). Eurotech has also had a number of meetings with DOE staff at their headquarters in Washington, D.C. and Germantown, Maryland. Eurotech has also introduced EKOR(TM) to companies doing project and management work at DOE and commercial sites, and has arranged demonstrations at SRS, ORNL, BMI, INEEL and at its production facility in California for staff from RFETS and ORNL. Early demonstrations of the Sealer product, as a solution that required mixing of a paste and catalyst and significant monitoring of specialized application equipment, revealed that the Sealer product needed further development to be more user-friendly. The Sealer product is a paste, with the consistency of thick brick mortar. While this thickness enables Sealer to be applied to vertical walls, tanks, drums, and ceilings, a sprayable version of Sealer, or even a thinner paste version that could be more easily applied, would be more user-friendly. To address this issue, Eurotech developed Sealer Plus, which Eurotech introduced in November 2001 and initially demonstrated at BMI in January 2002. Sealer Plus is a low viscosity version of EKOR Sealer that can be sprayed with high-pressure paint spray equipment. The demonstration led BMI to incorporate it into its planning for decommissioning work at BMI and West Valley, although BMI has not yet purchased any EKOR for these sites. We seek to further develop Sealer to make the Sealer more easily applied in a foam consistency, which we believe will make Sealer more user-friendly. The demonstration of EKOR(TM) Grout at INEEL enabled Eurotech to demonstrate its ability to operate in an underwater environment. INEEL has certain components that are being stored underwater because of their behavior when exposed to air. Due to the success of this demonstration, EKOR(TM) Grout was selected as a technology participant in INEEL's Large Scale Demonstration & Deployment Project, or LSDDP, originally scheduled to start in October 2001 but currently on hold. HomeCom is currently preparing specially-requested samples for further testing at INEEL.

     During 2002, EKOR(TM) was selected as an approved waste stabilization material at multiple DOE sites. This selection means that EKOR has passed the applications testing necessary to be judged usable on specific forms of waste at specific sites. For example, Battelle Memorial Institute, Columbus, Ohio, under a site decommissioning contract from the DOE, applied EKOR(TM) within a series of reactor drain pipes to immobilize residual radioactive contamination, to protect workers, the public and the environment during facility sectioning and disposal. EKOR(TM) is actively being considered by the Pacific Northwest National Laboratory, a DOE national laboratory, to stabilize Alpha Dust in the H-Basin Fuel Pool, which will provide protection to workers during facility decommissioning. EKOR(TM) is also under consideration by BNFL, Inc, to stabilize radioactive contamination in waste disposal tanks at the DOE Mound Site near Miamisburg, Ohio and in Sellafield, England, which BNFL uses as a primary waste disposal site. EKOR(TM) has been tested at the DOE Argonne National Laboratory to immobilize surrogate radioactive calcined waste and salts. Initial evaluation of EKOR(TM) is promising for High Level Waste Immobilization.

     During 2003, the Company manufactured a number of samples for potential customers in the European community. The Company is currently seeking a commercial partner with which to manufacture, market and deliver EKOR.

     We intend to market EKOR(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we intend to seek affiliations and joint ventures with large prime contractors in the nuclear industry on a project by project basis. While we see opportunities for EKOR and the other technologies, however, we can offer no assurance that our efforts will be more successful, or as successful as Eurotech's efforts.

HNIPU

     HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and that has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. Because of HNIPU's lower permeability and improved chemical resistance, we think that industrial paints and coatings are a potential target market for HNIPU.

Marketing of HNIPU

     On November 17, 2003, HomeCom entered into an agreement with Environmental Friendly Materials, GMBH ("EFM"), a German company, for the manufacture and sale of HNIPU for the European marketplace. EFM has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. EFM has told us that it anticipates beginning production in the fourth quarter of 2004.

     Because HNIPU represents a new class of polymer compounds closely related to polyurethanes, we expect that a variety of products will emerge from the development of variations and improvements to the existing HNIPU binders that have worldwide industrial applications. For this reason, we intend to seek to license HNIPU to large industrial polymer and chemical manufacturers who can sell the various HNIPU binders to international industrial manufacturers. The focus will be to transfer the existing binder product technologies under licensing agreements from the laboratory to the manufacturer. We intend to follow up on existing agreements, current evaluations, and active discussion for HNIPU binder production.

EMR/AC

     Eurotech licenses certain rights to Acoustic Core and Electromagnetic Radiography for specific markets, consisting of (i) illicit material detection,
(ii) above surface or subsurface nuclear or other hazardous material remediation, (iii) marine dredging sites (inland and ocean) and (iv) oil exploration, from Trylon Metrics, Inc. pursuant to an agreement dated July 2001, as amended in October 2001. Eurotech licenses the illicit materials detection application to another company and licenses the remaining three applications to HomeCom.

     Both technologies use a non-contact inspection methodology that creates signals that are then interpreted by a digital analyzer that allows identification of elemental or compound materials from their empirically determined properties. Acoustic Core is used in applications that are predominately wet (i.e., riverbeds, wetlands, etc.) and EMR is used in dry environments. Completed research and development studies have verified that Acoustic Core and EMR can identify materials by their acoustic or electromagnetic signatures, but the feature of these technologies that we believe is unique is their ability to map in three dimensions the existence of target materials at extremely low concentrations at depths of up to 300 feet. The capabilities of these technologies complement the EKOR(TM) product line by, for example, allowing tanks of waste to be monitored for leaks and the leaks, when discovered, targeted for repair. Acoustic Core and EMR may have applications in markets that involve subsurface evaluation, from contamination discovery and monitoring to resource discovery.

     Both Acoustic Core and EMR have been tested at DOE sites (Oak Ridge and INEEL) on a variety of materials. Sandia National Laboratory conducted an in-depth evaluation of the science behind these technologies in 1999 and concluded that they provide a unique capability to identify and map in three dimensions low levels of material concentration at substantial depths. We believe that these products are more cost effective than other current methods. During the fourth quarter of 2001, Eurotech submitted several proposals to the DOE for evaluation of areas of potential contamination and to commercial entities being pressured by the EPA for potential subsurface contamination, but these technologies have not been selected for inclusion in currently funded programs to date.

Marketing of EMR/AC

     In conjunction with the marketing of EKOR(TM), we intend to market EMR/AC(TM) to a variety of facilities requiring detection of nuclear waste contaminants and other environmentally hazardous substances in subsurface soil and ground water resulting from leaking storage tanks or toxic chemical spills. We are currently seeking a manufacturing partner for EMR/AC, and we are waiting until we find such a partner to pursue our marketing strategy for EMR/AC.

RAD-X

     Rad-X is a technology intended for use as an interior fire-resistant fixative for equipment or facilities with contaminated surfaces. Rad-X differs from EKOR(TM) Sealer Plus in that it is not weather-resistant and does not have the chemical, radiation and aging resistance needed for long-term protection. Rad-X provides a low-cost fixative for surfaces that are scheduled for disassembly or dismantlement and need strong adhesion (glue-down of contaminated particles that could become airborne) and fire-resistance properties. Rad-X was first marketed in 2001.

Marketing of Rad-X

     According to Eurotech's public filings, Eurotech has invested less than $20,000 in the creation of the Rad-X product line. Rad-X was initially created for feasibility testing at DOE's Rocky Flats Environmental Testing Site, or RFETS, and was delivered in late September 2001. Testing of Rad-X at other laboratories occurred in November 2001. This testing confirmed its fire and smoke resistance properties. We believe that Rad-X can satisfy proposed DOE fire/smoke criteria for certain specialized applications. Eurotech has marketed Rad-X in connection with EKOR(TM) at DOE sites that performed decommissioning or hazardous material management in 2002, and we intend to continue this strategy. We are currently seeking a manufacturing partner for Rad-X, and we are waiting until we find such a partner to pursue our marketing strategy for Rad-X. While sales of Rad-X during 2003 were $7,801, representing 94.6% of the 2003 revenue for the Licensed Technologies Division (this excludes the revenue of our hosting and website maintenance business, which is presented as discontinued operations), sales of Rad-X during 2003 consisted primarily of sales of samples.

RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL ("RBHM")

     RBHM is a new, hydrophobic (water resistant), strong, cheap, and completely biodegradable cellulose-based composite material. RBHM is intended to improve the properties of both paper and plastic packaging materials. The material can be used as a commodity in trade, industry, and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers have focused on developing plastics that could biodegrade. RBHM takes a different approach - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags.

     RBHM consists of cellulose (paper) and biodegradable organic additives. Biodegradation of RBHM occurs in wet soil through normal enzymatic action of various microorganisms - fungi and bacteria. We believe that the main advantages of RBHM are:

     o Strength. RBHM's strength characteristics, especially combined with low elongation and acquired water resistance of the material, make RBHM unique and desirable for packaging applications.

     o Water Resistance. RBHM keeps water resistance for one week. Most of the existing biodegradable packaging products are not hydrophobic at all and will fail if wetted during use.

     o Biodegradable Nature. Enzymes begin breaking down RBHM in the presence of moisture in natural environments such as soil. Then microorganisms decompose the material with rapidly occurring metabolic reactions. RBHM is completely converted into carbon dioxide, water, and biomass in two to three months in wet soil.

     o Reproducible Natural Raw Materials. RBHM uses cellulose, a widely available and renewable raw material.

     o Relatively Low Cost. The main obstacle to widespread use of biodegradable polymers has been cost. Biodegradable polymers are traditionally significantly more expensive than commodity polymers. The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. This high cost has deterred the widespread adoption of biodegradable plastics in major consumer applications. At an additional cost of less than 10%, and sometimes less depending on the type of material treated, materials treated with RBHM provide plastic-like performance and are biodegradable.

     We believe that there is a large number of potential applications for a technology like RBHM. Because RBHM can be applied on sheets, films and fibers, it is suitable for a range of single-use products, including, among others, grocery and waste bags, the top, and back sheets of disposable diapers, and disposable eating utensils.

Marketing of RBHM

     Eurotech has marketed RBHM through its web site during 2001 and 2002. We intend to use the same strategy for marketing RBHM. We are currently seeking a manufacturing partner for RBHM, and we are waiting until we find such a partner to pursue our marketing strategy for RBHM.

LIQUID EBONITE MATERIAL ("LEM")

     LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on the basis of such tests, we believe that LEM coverings are capable of providing superior protection to small-diameter piping and to the intricate parts of pumps, fans, and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

Marketing of LEM

     Eurotech has marketed LEM through its web site during 2001 and 2002. We intend to use the same strategy for marketing LEM. We are currently seeking a manufacturing partner for LEM, and we are waiting until we find such a partner to pursue our marketing strategy for LEM.

FIRESIL(TM) - FIRE PROTECTION ORGANOMINERAL COATING - FIRE-STOP FOR RESIDENTIAL AND COMMERCIAL APPLICATION

     Firesil(TM) is an environmentally compatible fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces and exhibits strong fire resistance, thermostability, and water resistance characteristics.

Marketing of FIRESIL(TM)

     We intend to market Firesil(TM) directly to corporations that are prospective candidates for sub-licensing the technology. Eurotech has held discussions with U.S. government agencies and insurance companies. Firesil(TM) was tested by an accredited lab to ASTM protocol and passed such tests. We are currently seeking a manufacturing partner for Firesil(TM), and we are waiting until we find such a partner to pursue our marketing strategy for Firesil(TM).

Competition

     The licensed technologies are targeted at highly competitive markets. Due to the nature and size of some of the markets and some of the projects for which the licensed technologies may be applicable, there are sometimes other competitors who may have significantly greater name recognition and greater financial and other resources than we do. Many of these competitors also have technologies that are very competitive with the licensed technologies. For example, EKOR(TM) is a composite material based on a silicone polymer that is different from other silicones produced by manufacturers such as GE Silicones and Dow Corning, but the products produced by those manufacturers compete with EKOR(TM). As another example, some of the major producers of polyurethanes used in coatings and finishes, sealants and adhesives, which products may compete with the HNIPU technology, include Akzo Nobel, Dow Chemical and Kansai.

Intellectual Property Rights

     In accordance with industry practice, we have relied primarily on a combination of copyright, patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect the proprietary rights related to our hosting and website maintenance business. We have sought to protect our software, documentation and other written materials principally under trade secret and copyright laws, which afford only limited protection. We have tried to use non-disclosure and confidentiality agreements with employees, vendors, contractors, consultants and customers to address these concerns.

     We do not believe that the products used in our hosting and website maintenance business infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to our products. In addition, Web site developers such as ours face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel, fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the United States, various states and foreign jurisdictions.

Intellectual Property Rights with Respect to the Technologies that we License from Eurotech

General

     Many entities, including some developing technologies similar to ours, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to the technologies that we license from Eurotech. In general, if a court determines that one or more of the licensed technologies infringes on intellectual property held by others, we would be required to cease infringing on intellectual property held by others, we would be required to cease developing or marketing those products or to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. If a competitor holds intellectual property rights, the entity might be predisposed to exercise its right to prohibit our use of its intellectual property in our products and services, thus impacting our competitive position.

     We cannot assure you that we are aware of all patents and other intellectual property rights that the licensed technologies may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, we cannot evaluate the extent to which the licensed technologies may infringe claims contained in pending patent applications. Further, it is often not possible to determine definitively whether a claim of infringement is valid, absent protracted litigation, which we may not have the resources to pursue.

     We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Those costs, and their impact on our financial position, could be material. Damages in patent infringement cases can also include a tripling of actual damages in certain cases. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our liquidity and operating results.

     In addition, there may be entities developing and marketing technologies which infringe on patents and intellectual property rights held by us. Patent infringement claims are protracted and costly. We may not have the resources to adequately protect our intellectual property. Any expenditures to pursue intellectual property rights by us could negatively affect us.

EKOR Intellectual Property Rights

     The Euro-Asian Physical Society (EAPS) has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Pursuant to sub-license agreement, Eurotech became the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). We are a licensee of Eurotech. As a regular part of our business activities, we plan to submit patent applications to protect our developed intellectual property. We do not know if additional proprietary technology that we develop relating to EKOR(TM) will prove patentable. Eurotech has applied for trademark protection for the mark "EKOR" with the U.S. Patent and Trademark Office.

HNIPU Intellectual Property Rights

     U.S. Patent Number 6120905 for HNIPU network polymers and composites formed therefrom was issued on September 19, 2000. Patents for this technology have also been issued in Europe (EP 1088021, PCT WO 9965969) and Australia (4441099). These patents have been assigned to Eurotech. The method of synthesis of cyclocarbonates and nonisocyanate or hybrid nonisocyanate network polyurethanes is patent applied for in the United States, which application has been assigned to Eurotech. We are a licensee of Eurotech. As a regular part of our business activities, we intend to submit patent applications to protect our developed intellectual property, improvements and extensions, although we do not know whether any technologies that we develop will be patentable.

EMR/AC Intellectual Property Rights

     U.S. Patent Number 4,922,467 for Acoustic Detection Apparatus (Acoustic
Core) was issued to David Caulfield on May 1, 1990 and subsequently assigned to Ocean Data Equipment Corporation. This patent was significantly improved, for which U.S. Patent Number 6,545,945 was issued on April 8, 2003. Electromagnetic Radiography technology has been protected under trade secret laws. The worldwide exclusive licensing rights to these technologies for the detection of nuclear and hazardous materials at nuclear remediation and marine dredging sites, and for oil exploration, were obtained by Eurotech and, except to the extent related to the illicit materials detection application of these technologies, were subsequently licensed to HomeCom.

RAD-X Intellectual Property Rights

     Eurotech has protected its interest in Rad-X by treating the formulation as proprietary property and entering into confidentiality agreements with its partners.

RBHM Intellectual Property Rights

     Rademate, an entity in which Eurotech is an investor, was issued U.S. Patent #6294265 for "Hydrophobic biodegradable cellulose-containing material" for RBHM on September 25, 2001. Rademate has one application with the Israeli Patent Office (126306), dated September 23, 1998, which is pending. Eurotech has licensed to us the intellectual property rights that it has in RBHM.

LEM Intellectual Property Rights

     Eurotech has acquired the intellectual property rights associated with U.S. Patent #6303683 (issued October 16, 2001) for Liquid Ebonite mixtures and coatings, and concretes formed therefrom and an application filed under the Patent Cooperation Treaty (PCT/US99/16883) on July 26,1999 by Dr. Figovsky, the inventor of these technologies. We are a licensee of Eurotech.

FIRESIL Intellectual Property Rights

     Eurotech has acquired the formula for Firesil(TM) from Dr. Figovsky, its inventor, in 2000. Eurotech terminated previously initiated patent applications and has elected to protect this formula as a trade secret. Eurotech owns the federally registered trademark "Firesil". We are a licensee of Eurotech.

Sales and Marketing

     We currently have no active marketing strategies or plans for the hosting and website maintenance business. The marketing strategies for the technologies that we license from Eurotech are described within the descriptions of those technologies set forth above.

Employees

     As of December 31, 2003, we had nine full-time employees and consultants, including Mr. Sheppard and Dr. Graves, who work exclusively with our Licensed Technology Division. If we complete the Asset Sale, we expect that all seven of the employees who work with the hosting and website maintenance business, including Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili, will resign from their positions with us and go to work for Tulix.

Customers

     The Company has manufactured numerous samples of EKOR and HNIPU for potential customers in the European and American markets. On November 17, 2003, we entered into an agreement for the manufacture and distribution of HNIPU with EFM. EFM has told us that it anticipates being in production by the fourth quarter of 2004.

Insurance

     We maintain liability and other insurance that we believe to be customary and generally consistent with industry practice. We believe that such insurance is adequate to cover potential claims relating to our existing business activities.

Government Regulation

     Except with regard to insurance and securities sales, as discussed below, we do not believe that our hosting and website maintenance business is currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and also believe that there are currently few laws or regulations directly applicable to Web site service companies. The Federal Communications Commission is studying the possible regulation of the Internet. Any such regulations adopted by the Federal Communications Commission may adversely impact the manner in which we conduct our business, our financial condition and our operating results. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business. In addition, Web site developers such as us face potential liability for the actions of customers and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel, fraud, misrepresentation, unauthorized computer access, theft, tort liability and criminal activity under the laws of the U.S., various states and foreign jurisdictions. Any imposition of liability could have a material adverse effect on us.

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

     Of course, if the Asset Sale is completed, the matters discussed above could adversely affect the value of our stock in Tulix.

     The use of EKOR(TM) is subject to U.S. environmental safety laws and regulations pertaining to the safe use and containment of hazardous and nuclear waste. Based on the results of tests conducted by Eurotech, we believe that the EKOR(TM) compounds meet current applicable regulations for safe use, containment and storage of hazardous and nuclear materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future that might influence the intended use for EKOR(TM), and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of using EKOR(TM) compounds or prevent their use altogether. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of EKOR(TM) based materials.

     The manufacture of HNIPU and operation of EMR/AC(TM) equipment is not expected to be impacted adversely by government regulations. HNIPU's MDDS identifies the limited risks associated with the manufacture, handling and application of the non-isocyanate polyurethane. OSHA outlines operational regulations as related to acoustic frequencies and power levels as might be applied to EMR/AC(TM) operations.

     The manufacture and use of HNIPU is subject to U.S. environmental safety laws and regulations pertaining to the safe use of chemicals and polymeric materials. While HNIPU does not use highly toxic compounds like isocyanates, it is still subject to governmental regulations, but based on preliminary assessments by Eurotech we believe that HNIPU compounds will meet current and future regulations. If we are successful in licensing various HNIPU binders to chemical and polymer manufacturers, we expect that the licensees will bear the costs of applying for governmental approvals required for manufacturing and industrial usage. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of HNIPU based materials.

Item 2. PROPERTIES

     As of December 31, 2003, we occupied approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2004. This facility serves as our headquarters and computer center. Our landlord has indicated that it will cancel our lease and enter into a new lease with Tulix upon completion of the Asset Sale, subject to the landlord's completion, to its satisfaction, of due diligence regarding Tulix. The cancellation of our lease would be more favorable to us than an arrangement by which we sublet the property to Tulix because we would no longer be party to the lease and therefore would no longer be responsible for any lease payments if Tulix were to fail to pay.

     Our Licensed Technology Division will be managed from offices that we currently lease on a month-to-month basis in Ridgefield, Connecticut. We believe that we will be able to find suitable facilities following the completion of the Asset Sale with no material adverse effect on the Company.

     We have abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease that expired in January 2003. As of December 31, 2003 we have an accrual for real estate disposition liabilities of approximately $81,000, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York.

Item 3. LEGAL PROCEEDINGS

     On or about February 8, 2002, we received a complaint filed by Properties Georgia OBJLW One Corporation in the State Court of Fulton County, Georgia on December 6, 2001, alleging that we defaulted on our lease in Building 14 at 3495 Piedmont Road, Atlanta, Georgia 30305. The complaint sought damages in the amount of $141,752 plus interest of $23,827, plus attorneys' fees and court costs. On December 18, 2002 we reached a settlement with Properties Georgia OBJLW One Corporation in the amount of $135,000, consisting of one payment of $30,000 paid at that time, followed by seven monthly payments of $15,000 to be made from February thru August, 2003. We have complied with this agreement and have paid the full amount of the settlement.

     We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

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

2002:                                             High          Low
-----                                             ----          ---
First quarter                                   $  .010       $  .010
Second quarter                                     .028          .003
Third quarter                                      .005          .003
Fourth quarter                                     .006          .001

2003:
-----
First quarter                                   $  .100       $  .001
Second quarter                                     .070          .030
Third quarter                                      .085          .036
Fourth quarter                                     .070          .016

2004:
-----
First quarter (through March 26, 2004)          $  .160       $  .040


Holders of Record

     We had approximately 113 holders of record of our Common Stock as of March 26, 2004.

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


                                                                                   Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           1999            2000            2001            2002            2003
                                                       ------------    ------------    ------------    ------------    ------------
Statement of Operations Data(1)
Revenues                                               $       --      $       --      $       --      $       --      $      8,246
Cost of revenues                                               --              --              --              --             8,731
                                                       ------------    ------------    ------------    ------------    ------------
Gross profit                                                   --              --              --              --              (485)
                                                       ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Sales and marketing
  Product development
  General and administrative                              1,597,209       1,192,406         286,949         187,449         325,281
  Depreciation and amortization                           1,757,124       1,605,345            --              --           115,059
  Asset Impairment                                             --         1,436,078         493,905          52,584            --
                                                       ------------    ------------    ------------    ------------    ------------
      Total operating expenses                            3,354,333       4,233,829        (780,851)        240,033         440,340
                                                       ------------    ------------    ------------    ------------    ------------
Operating loss                                           (3,354,333)     (4,233,829)       (780,851)       (240,033)       (440,825)
Other expenses (income):
  Gain on sale of division
  Interest expense (income)                                  32,583          (5,981)           --              --           480,135
  Other expense (income), net                              (103,175)        (90,793)       (146,362)        (26,637)        (91,826)
                                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes      (3,283,741)     (4,137,055)       (634,489)       (213,396)       (829,134)
Income tax provision (benefit)                                 --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                          (3,283,741)     (4,137,055)       (634,489)       (213,396)       (829,134)
Gain (Loss) from discontinued operations                 (7,037,048)     (2,223,295)       (212,515)        118,001         176,008
Cumulative effect of change in accounting principle,
  net of tax                                                   --              --              --              --          (802,730)

Gain (loss) on disposal of business segment               1,144,591      (3,000,377)        394,453            --          (125,030)
                                                       ------------    ------------    ------------    ------------    ------------
Net Loss                                                 (9,176,198)     (9,360,727)       (452,461)        (95,395)     (1,580,886)
Deemed preferred stock dividend                          (2,557,466)     (1,526,728)       (708,778)       (706,733)       (336,361)
                                                       ------------    ------------    ------------    ------------    ------------
Loss applicable to common shareholders                 $(11,733,664)   $(10,887,455)    $(1,161,239)   $   (802,128)   $ (1,917,247)
                                                       ============    ============    ============    ============    ============
Gain (Loss) per common share--basic and diluted
   Continuing operations                               $     (0.923)   $     (0.662)   $     (0.136)   $     (0.061)   $     (0.078)
   Cumulative effect of a change in
     accounting principle, net of tax                          --              --              --              --            (0.053)
   Discontinued operations                                   (0.932)         (0.611)          0.018           0.008           0.003
                                                       ------------    ------------    ------------    ------------    ------------
      Total                                            $     (1.855)   $     (1.273)   $     (0.118)   $     (0.053)   $     (0.128)
                                                       ============    ============    ============    ============    ============
Weighted average common shares outstanding                6,324,791       8,549,693       9,869,074      14,999,157      14,999,157
                                                       ============    ============    ============    ============    ============


                                 ----------------------------------------------------------------------
                                     1999          2000           2001           2002           2003
                                 -----------   -----------    -----------    -----------    -----------
Balance Sheet Data:
Working capital (deficit)        $ 1,033,802   $  (823,406)   $  (960,154)   $(1,705,568)   $(2,461,688)
Total assets                      10,535,718     2,528,973        665,391        507,554      1,350,281
Long-term obligations                315,275       357,757           --             --        6,697,133
Total liabilities                  2,930,600     2,298,013      1,533,124      2,109,069      9,505,057
Redeemable Preferred Stock         1,624,920       251,750        251,750        251,750           --
Stockholders' equity (deficit)     5,980,198       (20,790)    (1,119,483)    (1,853,265)    (8,154,776)

(1) The Consolidated Statement of Operations data for all prior years are restated for discontinued operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the completion of the sale of assets to Tulix, the viability of and plans for the technologies that we license from Eurotech, and our ability or inability to continue as a going concern are forward-looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to complete the transaction with Tulix, our ability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market these technologies, and other factors discussed in this report and in our other securities filings.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. Currently, we derive revenue primarily from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. On March 27, 2003 we entered into an agreement to sell substantially all of the assets used in our web development, hosting and website maintenance business to Tulix. Accordingly, results of operations from the Internet Services unit have been shown as discontinued operations. Certain revenues and expenses have been reclassified for the periods presented.

     Currently, we are licensing the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers or to sublicense the technologies and collect royalties and/or licensing fees.

     On May 22, 2003, we completed the licensing transaction with Eurotech. If we complete the Asset Sale, we will sell the assets of our hosting and website maintenance business to Tulix. Following the Asset Sale, our assets will consist of the technologies that we license from Eurotech and the assets related thereto, the cash and accounts receivable of our hosting and website maintenance business that we do not transfer to Tulix, and the note and stock that Tulix issues to us in the Asset Sale. Our liabilities after the completion of the Asset Sale will consist of all liabilities currently reflected on our financial statements other than the liabilities that Tulix assumes from us (and possibly some liabilities that Tulix does assume from us), as well as any liabilities that we incur in connection with the business that we establish with respect to the licensed technologies, including the $460,000 that we have borrowed under our credit agreement. We have created an unincorporated division, which we call the Licensed Technologies Division to run the business related to the technologies that we license from Eurotech. Mr. Sheppard and Dr. Graves serve as vice presidents of the Licensed Technologies Division.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

Results of Operations

     Year Ended December 31, 2002 as Compared to Year Ended December 31, 2003

     Revenues. Revenues for the Licensed Technologies division were $8,246 for the year ending December 31, 2003. Revenues consisted of $7,801 for the sale of RAD-X and $445 for the sale of EKOR. The Licensed Technologies unit did not begin operation until the first quarter of 2003.

     Cost of Revenues. Cost of revenues includes costs of raw materials including handling and freight charges. Costs of revenues were $8,731 for the year ending December 31, 2003. The Licensed Technologies unit did not begin operation until the first quarter of 2003.

     Gross Profit. Gross losses for the year ending December 31, 2003 were $485. These losses were a result of product cost and handling exceeding the value of revenue generated. The Licensed Technologies unit did not begin operation until the first quarter of 2003.

     Sales and Marketing. The Company ceased all sales and marketing efforts related to our Internet Services Division in 2001. There were no such expenditures in 2002 or 2003. As of the end of 2003 there have been no expenditures for sales and marketing related to the Licensed Technologies Division.

     Product Development. The Company ceased all product development efforts related to our Internet Services Division in 2001. There were no such expenditures in 2002 or 2003. As of the end of 2003 there have been no expenditures for product development related to the Licensed Technologies Division.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation's records and reporting in compliance with its status as a public corporation. General and administrative expenses increased from $187,449 in 2002 to $325,281 in 2003. The increase is due to the additional expenses associated with the launch of the Licensed Technologies Division.

     Depreciation and Amortization. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $115,059, which represents seven months of amortization of the intangible Licensed Technologies, was recognized in the year ending December 31, 2003.

     Interest Expense. Interest expense for the year ending December 31, 2003 consisted of $10,668 in interest expense on the notes related to the Licensed Technologies Division, $150,273 in interest charges on the Series B, C, D and E preferred stock and $319,194 in penalty interest on the Series B, C, D, and E preferred stock.

     Other income. Other income for the year ending December 31, 2003 consisted of $4,597 in interest earned on money market accounts, $18,388 in the reversal of accruals related to defaults on the lease for our Atlanta offices during the first quarter of 2001, and $68,841 in the reversal of accruals related to defaults on leases of capital equipment during the third quarter of 2001 which were resolved at a lower cost than estimated.

     Discontinued Operations. The company recorded net income of $176,008 in the year ending December 31, 2003 for its discontinued Internet Services unit. This compares to net income of $118,001 in the year ending December 31, 2002. This increase of $58,007 was due primarily to growth in hosting revenue due to Roadrunner, and reductions in the cost of internet network services.

     Cumulative Effect of a Change in Accounting Principle. As described in note 6 to the consolidated financial statements the Company has reflected the adoption of SFAS 150 effective July 1, 2003 as a cumulative effect of a change in accounting principle. The net impact was $802,730.

     Year Ended December 31, 2001 as Compared to Year Ended December 31, 2002

     Revenues. The Licensed Technologies unit did not begin operation until the first quarter of 2003.

     Cost of Revenues. The Licensed Technologies unit did not begin operation until the first quarter of 2003.

     Gross Profit. The Licensed Technologies unit did not begin operation until the first quarter of 2003.

     Sales and Marketing. The Company ceased all significant sales and marketing efforts during 2001. There were no sales and marketing expenditures in 2002.

     Product Development. The Company ceased all product development efforts during 2001. There were no product development expenditures in 2002.

     General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation's records and reporting in compliance with its status as a public corporation. General and administrative expenses decreased from $286,946 in 2001 to $187,449 in 2002. The decrease was due to continued reduction in personnel and a reduction in professional fees.

     Depreciation and Amortization. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. There were no charges recognized in 2001 or 2002.

     Asset Impairment Charge. We incurred an asset impairment charge of $52,584 in association with the write down of the fair market value of our fixed assets to current market levels.

     Other Income. Other income consists of miscellaneous amounts received which are outside the normal course of operations. Other income decreased from $146,362 in 2001 to $26,637 in 2002. The decrease is primarily due to the absence of any significant income outside of normal operations. Approximately $20,600 of the miscellaneous income was attributable to the dismissal of the lawsuit pursued by Creditor's Adjustment Bureau on behalf of Siemen's ICN and the resultant adjustment to expenses which had been accrued.

     Discontinued Operations. The company recorded net income of $118,001 in the year ending December 31, 2002 for its discontinued Internet Services unit. This compares to a net loss of $212,515 in the year ending December 31, 2001. This increase of $330,516 was due to growth in hosting revenue due to Roadrunner, combined with continued reductions in personnel.

                         LIQUIDITY AND CAPITAL RESOURCES

General

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2003, we had an accumulated deficit of $27,376,572 and a working capital deficit of $2,461,688. On March 23, 2001, we announced our intentions to wind down operations. If we complete the Tulix transaction, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, the Tulix Note and shares of Tulix stock.

     On May 22, 2003, we executed a note in favor of McNab LLC, one of our preferred shareholders that, as amended, provides that we may borrow up to $460,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2004. As of December 31, 2003, we had borrowed $255,000 under this agreement. Since December 31, 2003, we have borrowed another $205,000 from this lender under subsequent addenda.

     On September 30, 2003, we entered into a Private Equity Credit Agreement with Brittany Capital Management LLC ("Brittany"), which currently owns 37.6% of the outstanding shares of our common stock. Pursuant to this agreement, the Company has agreed to issue and sell to Brittany up to $10,000,000 worth of the Company's common stock over the next three years. The Company may sell these shares to Brittany from time to time, in its discretion, subject to certain minimum and maximum limitations. Prior to any sales, however, the Company is required to file a registration statement with, and have such registration statement declared effective by, the Securities and Exchange Commission relating to the shares to be issued. The number of shares of common stock to be purchased by Brittany at any time will be determined by dividing (i) the dollar amount requested by the Company by (ii) the market price of the common stock, less a discount of 9% of the market price. The Company is required to sell at least $1,000,000 worth of common stock to Brittany under the agreement. If the Company does not do so, the agreement provides that the Company will pay penalties to Brittany. The amount of the penalties will equal to 91% of the difference between $1,000,000 (the minimum amount of common stock that the Company is required to sell to Brittany under the agreement) and the amount of common stock actually sold to Brittany during the term of the agreement. The Company has agreed that, no later than December 31, 2004, it will reserve and keep available for issuance a number of shares of common stock sufficient to enable it to fulfill its obligations under this agreement. The agreement provides that the number of shares to be purchased by Brittany in any particular sale shall not exceed a number of shares that would cause Brittany to own more than 9.9% of the then-outstanding shares of common stock. Also, in connection with this agreement, the Company has entered into a Registration Rights Agreement with Brittany pursuant to which the Company has agreed to register, within 150 days after the Company's Certificate of Incorporation is amended to increase the number of authorized shares of common stock to at least 150,000,000 shares, at least 20,000,000 shares of common stock, subject to increases if the number of shares of common stock sold under the Private Equity Credit Agreement exceeds 20,000,000 shares. If, by December 31, 2004, the registration statement has not been declared effective, then the Private Equity Credit Agreement and the Registration Rights Agreement will terminate and the Company will be required to pay Brittany the penalties described above.

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

     Net cash used in operating activities was $321,595 for the year ended December 31, 2003. Funds necessary for operations were provided by the use of funds on deposit at the end of 2003 and $255,000 in funds borrowed through financing activities.

     We spent $21,929 and $38,378 during 2003 and 2002, respectively, for the purchase of capital equipment. These amounts were expended primarily for computer equipment, communications equipment and software necessary for us to maintain the operating integrity of our Network Operations Center for the continued provision of services to our existing customers. Our commitments as of December 31, 2003 consist of our lease on our Atlanta, Georgia facility.

Recently Issued Accounting Standards

     See Note 1 to Notes to Consolidated Financial Statements for a complete discussion of recently issued accounting standards and their expected impact on our consolidated financial statements.

Tabular Disclosure of Contractual Obligations

        Contractual Obligations                   Payments due by period
                                                  ----------------------
                                                             Less than
                                                    Total    1 year(1)
                                                   --------  ---------
Long -Term Debt Obligations
     None
Capital (Finance) Lease Obligations
     None
Operating Lease Obligations
     None
Purchase Obligations
     None
Other Long-Term Liabilities Reflected on the
Company's Balance Sheet under the GAAP of
the primary financial statements:
     McNab LLC                                     $255,000   $255,000
                                                   --------   --------
Total                                              $255,000   $255,000
                                                   ========   ========

(1)  We have no contractual obligations that extend further than one year.

Item 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Accountants                                          24
Consolidated Balance Sheets as of December 31, 2002 and 2003               25
Consolidated Statements of Operations for Each of the Three
   Years in the Period Ended December 31, 2003                             26
Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for Each of the Three Years in the Period Ended
   December 31, 2003                                                       27
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 2003                              28
Notes to Consolidated Financial Statements                                 29

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Homecom Communications, Inc.


We have audited the accompanying consolidated balance sheets of HomeCom Communications, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeCom Communications, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America .

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


                                                   /s/Sherb & Company, LLC
                                                   -----------------------
                                                   Sherb & Company, LLC
                                                   Certified Public Accountants
New York, New York
May 12, 2004


                                   HOMECOM COMMUNICATIONS, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                       ----------------------------
                                                                           2002            2003
                                                                       ------------    ------------
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $    160,342    $     71,818
   Accounts receivable, net                                                 243,159         274,418
                                                                       ------------    ------------
       Total current assets                                                 403,501         346,236
Prepaid expenses                                                             20,358          27,257
Furniture, fixtures and equipment, net                                       83,695         105,624
Intangible assets, net                                                         --           871,164
                                                                       ------------    ------------
Total assets                                                           $    507,554    $  1,350,281
                                                                       ============    ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                               $  2,109,069    $  2,807,924
                                                                       ------------    ------------
       Total current liabilities                                          2,109,069       2,807,924
   Note payable                                                                --           255,000
   Convertible preferred stock (See note 6)                                    --         6,442,133
                                                                       ------------    ------------
       Total liabilities                                                  2,109,069       9,505,057
                                                                       ------------    ------------
   Redeemable Convertible Preferred stock, Series B, $.01 par value,
     125 shares authorized, 125 shares issued and 17.8 shares
     outstanding at  December 31, 2002, convertible, participating
     (See Note 7)                                                           251,750            --
                                                                       ------------    ------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     14,999,157 shares issued and outstanding at December 31, 2002
     and 2003, respectively                                                   1,500           1,500
   Preferred stock, Series C, $.01 par value, 175 shares issued and authorized, 90.5 shares outstanding at December 31, 2002,
     convertible, participating (See Note 8)                                      1            --
   Preferred stock, Series D, $.01 par value, 75 shares issued and authorized, 1.3 shares outstanding at December 31, 2002,
     convertible, participating (See Note 9)                                      1            --
   Preferred stock, Series E, $.01 par value, 106.4 shares issued and authorized, 106.4 shares outstanding at December 31, 2002,
     convertible, participating (See Note 10)                                     1            --
   Preferred stock, Series H, $.01 par value, 13,500 shares
     authorized, 13,500 shares issued and outstanding as of at
     December 31, 2003, convertible, participating; $13,500,000
     liquidation value at December 31, 2003                                    --               135
   Treasury stock, 123,695 shares at December 31, 2003                       (8,659)         (8,659)
   Additional paid-in capital                                            23,949,577      19,228,820
   Accumulated deficit                                                  (25,795,686)    (27,376,572)
                                                                       ------------    ------------
       Total stockholders' deficit                                       (1,853,265)     (8,154,776)
                                                                       ------------    ------------
       Total liabilities and stockholders' deficit                     $    507,554    $  1,350,281
                                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                   HOMECOM COMMUNICATIONS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                       --------------------------------------------
                                                           2001            2002            2003
                                                       ------------    ------------    ------------

Revenues                                               $       --      $       --      $      8,246
Cost of revenues                                               --              --             8,731
                                                       ------------    ------------    ------------
GROSS PROFIT                                                   --              --              (485)
                                                       ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing
   Product development
   General and administrative                               286,946         187,449         325,281
   Depreciation and amortization                               --              --           115,059
   Asset impairment charge                                  493,905          52,584            --
                                                       ------------    ------------    ------------
   Total operating expenses                                 780,851         240,033         440,340
                                                       ------------    ------------    ------------
OPERATING LOSS                                             (780,851)       (240,033)       (440,825)

OTHER INCOME
    Interest expense                                           --              --           480,135
    Other income                                           (146,362)        (26,637)        (91,826)
                                                       ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        (634,489)       (213,396)       (829,134)

INCOME TAX PROVISION (BENEFIT)
                                                       ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                            (634,489)       (213,396)       (829,134)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX                                                  --              --          (802,730)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED BUSINESS
   SEGMENT                                                  394,543            --          (125,030)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                   (212,515)        118,001         176,008
                                                       ------------    ------------    ------------
NET LOSS                                                   (452,461)        (95,395)     (1,580,886)

DEEMED PREFERRED STOCK DIVIDEND                            (708,778)       (706,733)       (336,361)
                                                       ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                 $ (1,161,239)   $   (802,128)   $ (1,917,247)
                                                       ============    ============    ============

GAIN (LOSS) PER SHARE--BASIC AND DILUTED
     CONTINUING OPERATIONS                             $     (0.136)   $     (0.061)   $     (0.078)
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
       PRINCIPLE, NET OF TAX                                   --              --            (0.053)
     DISCONTINUED OPERATIONS                                  0.018           0.008           0.003
                                                       ------------    ------------    ------------
             TOTAL                                     $     (0.118)   $     (0.053)   $     (0.128)
                                                       ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                       9,869,074      14,999,157      14,999,157
                                                       ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                     HOMECOM COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                   For Each of the Three Years in the Period Ended December 31, 2003


                                      Preferred Stock                  Common Stock            Treasury
                                  Shares          Amount          Shares         Amount         Stock
                               ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2000              200    $          3       9,359,156   $        936   $       --

Receipt of Treasury stock              --              --              --             --           (8,659)
Conversion of Series C
  preferred stock to
  common shares                          (2)           --         5,640,000            564           --
Penalties on preferred
  stock                                --              --              --             --             --
Net loss                               --              --              --             --             --
                               ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2001              198               3      14,999,157          1,500         (8,659)

Penalties on preferred stock           --              --              --             --             --
Net loss                               --              --              --             --             --
                               ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2002              198               3      14,999,157          1,500         (8,659)

Issuance of Series H
  preferred stock (see
  note 11)                           13,500             135            --             --             --
Reclassification of
  preferred stock (see
  note 6)                              (198)             (3)           --             --             --
Penalties on preferred
  stock                                --              --              --             --             --
Net loss                               --              --              --             --             --
                               ------------    ------------    ------------   ------------   ------------
Balance, December 31, 2003           13,500    $        135      14,999,157   $      1,500   $     (8,659)
                               ============    ============    ============   ============   ============

Table continues below.

                                Additional                                       Total
                                 Paid-In       Subscriptions   Accumulated    Stockholders'
                                 Capital        Receivable       Deficit        Deficit
                               ------------    ------------   ------------    ------------
Balance, December 31, 2000     $ 25,226,101    $          0   $(25,247,830)   $    (20,790)

Receipt of Treasury stock              --              --             --            (8,659)
Conversion of Series C
   preferred stock to
   common shares                       (564)           --             --              --
Penalties on preferred
   stock                           (637,573)           --             --          (637,573)
Net loss                               --              --         (452,461)       (452,461)
                               ------------    ------------   ------------    ------------
Balance, December 31, 2001       24,587,964               0    (25,700,291)     (1,119,483)

Penalties on preferred stock       (638,387)           --             --          (638,387)
Net loss                               --              --          (95,395)        (95,395)
                               ------------    ------------   ------------    ------------
Balance, December 31, 2002     $ 23,949,577               0    (25,795,686)     (1,853,265)

Issuance of Series H
  preferred stock (see
  note 11)                             --              --             --               135
Reclassification of
  preferred stock (see
  note 6)                        (4,401,563)           --             --        (4,401,566)
Penalties on preferred
  stock                            (319,194)           --             --          (319,194)
Net loss                               --              --       (1,580,886)     (1,580,886)
                               ------------    ------------   ------------    ------------
Balance, December 31, 2003     $ 19,228,820    $          0   $(27,376,572)   $ (8,154,776)
                               ============    ============   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                            HOMECOM COMMUNICATIONS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                                2001           2002           2003
                                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (452,461)   $   (95,395)   $(1,580,886)
  Adjustments to reconcile net loss to cash used in operating activities:
    Cumulative effect of a change in accounting principle                          --             --          802,730
    Write down of investment, fixed assets and intangibles                      477,759         52,584           --
    Provision for bad debts                                                      37,472        (24,813)         3,499
    Deferred rent expense                                                         2,698         (5,480)          --
    Change in operating assets and liabilities:
      Accounts receivable                                                        24,433        (64,202)       (34,758)
      Prepaid expenses                                                             --          (20,358)        (6,899)
      Accounts payable and accrued expenses                                    (982,431)       (56,962)       619,749
    Loss on sale of division                                                       --             --         (125,030)
                                                                            -----------    -----------    -----------
   Net cash used in operating activities                                       (892,530)      (214,626)      (321,595)
                                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture, fixtures and equipment                                  (15,679)       (38,378)       (21,929)
 Proceeds from sale of divisions                                                864,603           --             --
                                                                            -----------    -----------    -----------
    Net cash provided by (used in) investing activities                         848,924        (38,378)       (21,929)
                                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                                        (63,764)          --             --
  Issuance of Note Payable                                                         --             --          255,000
                                                                            -----------    -----------    -----------
  Net cash provided by (used in) financing activities                           (63,764)          --          255,000
                                                                            -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   $  (107,370)   $  (253,004)       (88,524)
CASH AND CASH EQUIVALENTS at beginning of year                                  520,716        413,346        160,342
                                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS at end of year                                    $   413,346    $   160,342    $    71,818
                                                                            ===========    ===========    ===========


Supplemental Data:

Year 2003

Preferred stock issued for acquisition of technology licenses, $986,223

Accrued penalty on preferred stock, $638,388

Year 2001

1.63 shares of preferred stock were converted into 5,640,000 shares of common stock. 123,695 shares of common stock were returned to the Company and classified as treasury stock (See Note 12).


             The accompanying notes are an integral part of these consolidated financial statements.

                                                        28

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

     On May 22, 2003, the company completed a transaction with Eurotech, Ltd. ("Eurotech") to license certain technologies related to hazardous materials handling, electromagnetic radiography, and chemical processing. Currently, we license the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers to manufacture, distribute and sell or to sublicense these technologies and collect royalties and/or licensing fees.

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 2003 of approximately $27 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Asset Impairment

     The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company recognized a charge of $52,584 and $493,905 during the years ending December 31, 2002 and 2001 respectively for asset impairment.

Intangible Assets

     Intangible assets represent the technologies licensed from Eurotech. These licenses were valued at $986,223 and are being amortized on a straight line basis over five years. The current intangible balance of $871,164 represents the original valuation less $115,059 amortized through December 31, 2003.

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

                               Allowance for Doubtful Accounts
                             Three Years ended December 31, 2003

    Description         Balance at   Additions (Reductions)     Deductions        Balance at
                       Beginning of   Charged to Costs and   (A/R Written Off   End of Period
                          Period            Expenses            to Bad Debt)
--------------------   ------------  ----------------------  ----------------   -------------
Year Ending 12/31/01    $ (31,075)         $ (52,321)             $ 14,850        $(68,546)
Year Ending 12/31/02    $ (68,546)         $ (21,113)             $ 45,926        $(43,733)
Year Ending 12/31/03    $ (43,733)         $ (10,479)             $  6,980        $(47,232)


Furniture, Fixtures and Equipment, Net

     Furniture, fixtures and equipment are recorded at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures are depreciated over a 5 year life; computer equipment is depreciated over a 3 year life. Assets recorded under capital leases are amortized over the shorter of their useful lives or the term of the related leases using the straight-line method. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income. The company has suspended depreciation of its assets related to its Internet Services unit.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments approximates fair value.

Revenue Recognition

     Revenue from the sale of products related to our licensed technology is recognized upon shipment of the product provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

Advertising Expenses

     Advertising costs are expensed when incurred. No advertising expenses were incurred for the years ended December 31, 2001, 2002 or 2003.

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

Basic and Diluted Loss Per Share

     Basic and diluted loss per share are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 2003, the numerator and denominator are the same for both basic and diluted loss per share.

     The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

                                                                          Year Ended December 31,
                                                              --------------------------------------------
                                                                   2001            2002            2003
                                                              ------------    ------------    ------------
Loss from continuing operations                               $   (634,489)   $   (213,396)   $   (829,134)
Less: Cumulative effect of change in accounting principle,
   net of tax                                                         --              --          (802,730)
Less: Deemed Preferred stock dividend                             (708,778)       (706,733)       (336,361)
                                                              ------------    ------------    ------------
Loss from continuing operations applicable to common
   shareholders                                                 (1,343,267)       (920,129)     (1,968,225)
Discontinued operations                                            182,028         118,001          50,978
                                                              ------------    ------------    ------------
Net loss applicable to common shareholders                    $ (1,161,239)   $    (95,395)   $ (1,917,247)
                                                              ============    ============    ============
Weighted average common shares outstanding--
   Basic and diluted                                             9,869,074      14,999,157      14,999,157
                                                              ------------    ------------    ------------
Loss per share--continuing operations                         $     (0.136)   $     (0.061)   $     (0.078)
Gain per share--discontinued operations                              0.018           0.008           0.003
                                                              ------------    ------------    ------------
Loss per share--before cumulative effect of accounting
   principle                                                        (0.118)         (0.053)         (0.066)
Loss per share--cumulative effect of a change in accounting
   principle, net of tax                                              --              --            (0.053)
                                                              ------------    ------------    ------------
                                                              $     (0.118)   $     (0.053)   $     (0.128)
                                                              ============    ============    ============

     The Company has not declared or paid any dividends to the shareholders of the Preferred Stock. However, the Preferred Stock possesses conversion rights (the "Beneficial Conversion Feature") that are analogous to dividends. Accordingly, the Beneficial Conversion Feature has been accounted for as a Deemed Preferred Stock Dividend. (See footnotes 7, 8, 9 and 10). Historically the Company accrued penalty interest related to the failure to register common stock as required by various private placement agreements and prior to adoption of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", on July 1, 2003, this penalty interest was accounted for as a deemed preferred stock dividend as well (see footnote 6).

Recently Issued Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46 (as revised), "Consolidation of Variable Interest Entities." Implementation of the provisions of FIN 46 is effective for the first reporting period after March 15, 2004. FIN 46 requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or reward associated with VIEs , also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship. The Company has determined that it has not created or entered into any VIEs that would require consolidation. The Company believes the adoption of the provisions of FIN 46 in the first quarter of 2004 will have no impact on its results of operations, cash flows or financial position.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The provisions of this Statement are effective for all derivatives and hedging activity that the Company enters into after June 30, 2003. The adoption of this Statement had no impact on the Company's results of operations, cash flows or financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also requires that the initial measurement of a liability be recorded at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with an early application encouraged. The adoption of this statement had no impact on the Company's results of operations, cash flows or financial position.

Stock Based Compensation

     The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for employee stock-based compensation arrangements. The Company has included the pro-forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation". Non-employee stock compensation arrangements are accounted for under FAS 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services."

     Based on calculations using the Black-Scholes option-pricing model, the weighted average grant date fair value of options and warrants was $0, $0 and $0 in 2001, 2002 and 2003, respectively. The fair value has been estimated using the following assumptions used for grants in 2001, 2002 and 2003, respectively: no dividend yield for all periods; an expected life of 5 years for all periods; volatility of 106%, 110% and 110%; and weighted average risk free interest rates was not applicable.

     The pro forma impact on the Company's net loss per share had compensation cost for all of the Company's stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

                                                 Year Ended December 31,
                                        ---------------------------------------
                                            2001          2002          2003
                                        -----------    ---------    -----------
Loss applicable to common shareholders:
  As reported                           $(1,161,239)   $(802,128)   $(1,917,247)
  Pro forma                              (1,073,237)    (971,837)    (2,010,388)
Basic and diluted loss per share:
  As reported                                (0.118)      (0.053)        (0.128)
  Pro forma                                  (0.109)      (0.065)        (0.134)


Other Matters

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

     Furniture, fixtures and equipment, net, are comprised of the following as of:


                                                                December 31,
                                                           ---------------------
                                                             2002         2003
                                                           --------     --------
Furniture and fixtures                                     $ 29,525     $ 17,715
Computer equipment                                          106,754       87,909
                                                           --------     --------
                                                            136,279      105,624
Less: write down to fair value less costs to sell            52,584
                                                           --------     --------
                                                           $ 83,695     $105,624
                                                           ========     ========

     During the year ending December 31, 2002 Furniture, Fixtures and Equipment was adjusted to reflect estimated realizable value pending sale.

3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               December 31,
                                                                   2003
                                                                ---------
Licensed Technology Rights                                        986,223
Amortization to date                                             (115,059)
                                                                ---------
                                                                $ 871,164
                                                                =========

     The technologies licensed from Eurotech were valued at $986,223 and are being amortized on a straight line basis over five years. The current intangible balance of $871,164 represents the original valuation less $115,059 amortized through December 31, 2003.

4. SEGMENT INFORMATION

     On March 27, 2003, we entered into an asset purchase agreement to sell the remaining assets of the Company's Internet Services segment. With the entrance into the licensing agreement with Eurotech on May 22, 2003 this segment, Licensed Technologies, has become the Company's only operating segment.

     The Internet Services segment contributed a loss of $212,000 for the year ending December 31, 2001, a gain of $118,001 in the year ending December 31, 2002 and a gain of $176,008 in the year ending December 31, 2003.

5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under non-cancelable operating lease agreements expiring through 2003. The Company has previously entered into capital leases of computer equipment. Future minimum lease payments under operating leases are $170,758 for the year ending December 31, 2004.

     As of March 26, 2004 we occupy approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2004. This facility serves as our headquarters and computer center. We have abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease that expired in January 2003.

     As of December 31, 2003 we have an accrual for real estate disposition liabilities of approximately $81,317, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York.

     Rental expense under operating leases was approximately $150,307, $157,772 and $177,825 for the years ended December 31, 2001, 2002 and 2003 respectively.

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

     Since the Series B, C, D, E and G Preferred Stock represent financial instruments that embody unconditional obligations that will be settled with a variable number of the Company's common equity shares, based on a fixed monetary amount that was known at inception, the Company reclassified its Series B, C, D, E and G Preferred Stock as a long term liability and recorded a loss of $802,730 as a cumulative effect of a change in accounting principle. We recorded each series of Preferred Stock at its liquidation value as of July 1, 2003. The Company believes that this represents the fair value of the obligation. Preferred stock classified as a liability is reflected in the following table.


Series                                                       December 31, 2003
------                                                       -----------------

Preferred B                                                      $  432,283
Preferred C                                                       2,235,834
Preferred D                                                          31,639
Preferred E                                                       2,673,377
Preferred G                                                       1,069,000
                                                                 ----------
     Total preferred stock                                       $6,442,133
                                                                 ==========


     In accordance with the terms of the private placement agreements underlying our Series B, C, D, E, and G Preferred Stock, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. Prior to the adoption of SFAS No. 150, these penalties were recorded as deemed dividends in the amounts of $637,572, $638,387 and $319,194 for the years ended December 31, 2001, 2002 and 2003 respectively. Since the adoption of

SFAS No. 150, and for the period from July 1, 2003 until December 31, 2003, the Company has recorded $319,194 in interest expense related to the penalty and $150,273 in interest expense related to the required increase in stated value as called for in the conversion rate calculation of the Series B, C, D and E Preferred stock.

     At December 31, 2003, 142,000 warrants were outstanding at a weighted average exercise price of $5.05.

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

     The Company has the option to redeem the Series B Preferred Stock after 110 days for 120% of face value. Additionally, if the Company has issued common stock upon conversion of the Series B Preferred Stock such that 19.99% of the common stock outstanding is held by the preferred shareholders, the Company must obtain approval of the shareholders before any more preferred shares can be converted. If such approval is not obtained within 60 days of notice, the preferred shareholders may require the Company to repurchase the remaining Series B Preferred Stock at 120% of face value. Historically the Series B Preferred Stock was presented outside of permanent equity as the outcome of the shareholder vote, and possible redemption, was outside of the control of the Company.

     In March of 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock; however, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, no shares of Series B preferred stock have been converted. These provisions have subsequently been waived by the holders of the Series B preferred stock (see note 15).

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

     In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series C preferred stock, no shares of Series C preferred stock have been converted. These provisions have subsequently been waived by the holders of the Series C preferred stock (see note 15).

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

     In September 2002, the outstanding shares of our Series D preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series D preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series D preferred stock, no shares of Series D preferred stock have been converted. These provisions have subsequently been waived by the holders of the Series D preferred stock (see note 15).

10. ISSUANCE OF SERIES E PREFERRED STOCK

     On April 14, 2000, the Company completed a private placement of $2,127,000 principal amount of the Company's Series E Convertible Preferred Stock, par value $.01 per share (the "Series E Preferred Stock") and warrants to acquire 66,667 shares of common stock (the "Series E Preferred Warrants"). The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year. Each Series E Preferred Share is convertible 120 days following the date of issuance, at the option of the holder, into such number of shares of common stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, or (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series E Preferred Stock issued and outstanding on April 14, 2003 were to automatically be converted into Common Stock at the conversion price then in effect. These provisions have now been waived by the holders of the Series E preferred stock (see note 15).

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

     In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,855,426 to the Series E Preferred Stock and the Series E Preferred Warrants based on their relative fair values at the issuance date, resulting in $1,791,211 assigned to the Series E Preferred Stock and $64,215 assigned to the Series E Preferred Warrants as of April 14, 2000. The Company then allocated $1,059,347 of the Series E Preferred Stock net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. $1,058,656 had been amortized as of December 31, 2003.

     The Series E Preferred Warrants expire on April 14, 2005 and have an exercise price of $3.35 per share, subject to adjustment under certain circumstances.

11. EUROTECH TRANSACTION AND ISSUANCE OF SERIES F, G AND H PREFERRED STOCK

     On May 22, 2003, the Company entered into a License and Exchange Agreement with Eurotech. Under the provisions of that agreement the Company issued two series of preferred stock in consideration for the licensing arrangement.

     On May 22, 2003, the Company issued 13,500 shares of the Company's Series F Convertible Preferred Stock, par value $.01 per share. Each Series F Share was convertible into 10,000 shares of common stock and has a stated value of $1,000 per share. The holders of the outstanding shares of Series F Preferred Stock have cancelled and surrendered their Series F Shares and have been subsequently issued shares of Series H Preferred Stock.

     On September 30, 2003, the Company issued 13,500 shares of the Company's Series H Convertible Preferred Stock, par value $.01 per share. Each Series H Share is convertible into 10,000 shares of common stock and has a stated value of $1,000 per share; provided, however, that no holder of Series H shares may convert Series H shares into shares of common stock if the aggregate shares of common stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of the calculation, the unconverted Series H Shares).

     On May 22, 2003, the Company issued 1,069 shares of the Company's Series G Convertible Preferred Stock, par value $.01 per share. The Series G shares have a stated value of $1,000 per share. Each Series G Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing $1,000 per share by a number equal to 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. No holder of Series G Shares may convert Series G Shares into shares of common stock if the aggregate shares of Common Stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, the unconverted Series G Shares). The Series G Preferred Stock has no mandatory conversion date. In determining the accounting for the beneficial conversion feature, the Company allocated $986,223 to the preferred stock based on its relative fair value at the Issuance Date. The Company then allocated $236,190 of the Series G value to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return beginning on the date when the shares are first convertible. No beneficial conversion has been amortized as series G preferred stock is not convertible until sufficient new common stock has been authorized and registered to provide for conversion of all other preferred stock in preference to series G shares.

12. STOCK OPTION PLANS

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

     Option activity under all of the stock option plans is summarized as follows:

                                                                Year Ended December 31,
                                    ---------------------------------------------------------------------------------
                                                2001                      2002                        2003
                                    ---------------------------------------------------------------------------------
                                               Weighted-Average          Weighted-Average            Weighted-Average
                                     Shares        Exercise     Shares        Exercise       Shares       Exercise
                                                    Price                      Price                       Price
                                    ---------------------------------------------------------------------------------
Outstanding at beginning of year    $  791,644      $2.75       389,085        $2.31         387,419       $2.32
Granted                                      0       0.00             0         0.00               0        0.00
Exercised                                    0       0.00             0         0.00               0        0.00
Forfeited                             (402,559)      2.87        (1,666)        0.59               0        0.00
                                     ---------                ---------                    ---------
Outstanding at end of year             389,085       2.31       387,419         2.32         387,419        2.32
                                     =========                =========                    =========
Options exercisable at year end        239,081       3.32       329,419         2.61         387,419        2.32
                                     =========                =========                    =========
Shares available for future grant    1,610,915                1,612,581                    1,612,581
                                     =========                =========                    =========
 Weighted-average fair value
   of options granted during
   the year at the shares'
   fair value                       $     0.00                $    0.00                    $    0.00
                                    ==========                =========                    =========

The following table summarizes information about fixed options outstanding at December 31, 2003.

                                                          Weighted Average
                                                        Remaining Contractual
Exercise Prices                             Shares              Life
---------------                           ----------    ---------------------
$0.59-0.75                                   231,095             6.2
$2.18-4.55                                    95,687             5.3
$6.00-6.13                                    60,637             4.4
                                          ----------
                                             387,419             5.3
                                          ==========


13. ACQUISITIONS, DIVESTITURES AND DISCONTINED OPERATIONS

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

     Internet Services

     On March 27, 2003, we entered into an Asset Purchase Agreement (the "Sale Agreement") with Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who are officers and directors of the Company, are officers, directors and founding shareholders.

     Under the Sale Agreement, Tulix will purchase the assets used in the operation of our hosting and web site maintenance business, including intellectual property, equipment, contracts, certain accounts receivable in an aggregate amount of approximately $70,000, and cash of $50,000 (the "Asset Sale").

     The assets and liabilities of the Internet Services division are considered held for sale. The following is a representation of the portion of the balance sheet as of December 31, 2003 that is attributable to the division being sold.

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               50,000
  Accounts receivable, net                                                70,000
                                                                         -------
    Total current assets                                                 120,000
  Furniture, fixtures and equipment held for sale                        105,624
                                                                         -------
    Total assets                                                         225,624
                                                                         =======

                                   LIABILITIES

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    5,000
                                                                         -------
    Total current liabilities                                              5,000
                                                                         -------
    Total liabilities                                                      5,000
                                                                         =======

     The income from the segment held for sale is presented as the Internet Services segment in footnote 4 to the Financial Statements. The portion of Accounts Receivable that will be transferred to Tulix is subject to adjustment in accordance with the provisions of the purchase agreement.

14. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                     December 31,
                                      -----------------------------------------
                                         2001           2002           2003
                                      -----------    -----------    -----------
Temporary differences:
Allowance for uncollectibles          $    27,000    $    17,000    $    19,000
Capital losses                            167,000        167,000        167,000
Accrued legal fees                         24,000         18,000         19,000
Deferred rent expense                      96,000         83,000         33,000
Cash to accrual adjustment                 35,000              0              0
Estimated loss on segment disposal              0              0         50,000
Net operating loss carryforward         7,644,000      7,849,000      8,001,000
                                      -----------    -----------    -----------
Deferred tax asset                      7,993,000      8,134,000      8,289,000
Valuation allowance                    (7,975,000)    (8,010,000)    (8,083,000)
                                      -----------    -----------    -----------
Net deferred tax asset                     18,000        124,000        206,000

Depreciation                              (18,000)      (124,000)      (206,000)
                                      -----------    -----------    -----------
Deferred tax liability                    (18,000)      (124,000)      (206,000)
                                      -----------    -----------    -----------
Net deferred tax asset (liability)    $      --      $      --      $      --
                                      ===========    ===========    ===========


     At December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $20 million which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions during 1997 resulted in the Company incurring an ownership change as defined in Internal Revenue Code Section 382. The result of this ownership change is to substantially limit the future utilization of the Company's net operating loss carryforwards as of the change date. Certain stock transactions occurring in 1998 and 1999 may have resulted in the Company incurring an ownership change, which may result in a limitation on the Company's future utilization of net operating loss carryforwards generated in 1998 and 1999. Based on the cumulative losses in recent years and the limitation and the use of the Company's net operating losses management believes that a full valuation allowance should be recorded against the deferred tax asset.

     The difference between the expected income tax benefit and the actual time benefit computed by using the federal statutory rate of 35% is as follows:

        Estimated income tax benefit at  statutory federal   $(553,000)
        rate                                                   (79,000)
        State income taxes, net of federal benefit             559,000
        Permanent differences                                   73,000
                                                             ---------
        Change in valuation allowance
                                                             $    --
                                                             =========

15. SUBSEQUENT EVENT

     On March 22, 2004 HomeCom Communications held a Special Meeting of the Stockholders where the following proposals were approved by the stockholders:
(1) a proposal to sell substantially all of the assets of HomeCom's hosting and website maintenance business to Tulix Systems, Inc., an entity in which Timothy
R. Robinson, Gia Bokuchava and Nino Doijashvili, who are directors and officers of HomeCom, are the sole shareholders, directors and officers; (2) a proposal to amend HomeCom's Certificate of Incorporation to change the name of the company to "Global Matrechs, Inc."; (3) a proposal to amend HomeCom's Certificate of Incorporation to increase the number of shares of common stock that HomeCom is authorized to issue from 15,000,000 to 300,000,000; (4) a proposal to amend HomeCom's Certificate of Incorporation to allow fewer than all of the stockholders to approve actions by written consent without a stockholder meeting; (5) a proposal to effect a reverse split of HomeCom's common stock at a ratio of between 1-for-5 and 1-for-15, if and when (but not later than December

31, 2004) the Board of Directors determines that such a reverse split is in the best interests of HomeCom; (6) proposals to amend the Certificates of Designations, Preferences and Rights of HomeCom's Series B, Series C, Series D and Series E preferred stock to delete the mandatory conversion provisions of those series; and, (7) a proposal to elect Michael Sheppard, Timothy R. Robinson, Gia Bokuchava, Nino Doijashvili, and Randolph A. Graves, Jr. to serve on HomeCom's Board of Directors. Approval of the stockholders is one of the prerequisites to HomeCom taking the actions set forth in the proposals.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in and Disagreements

     Disclosure omitted pursuant to Instruction 1 of Item 304 of Regulation S-K.


Item 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer, who is also our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003, has concluded that our disclosure controls and procedures are effective based on his evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

     (b) Changes in Internal Controls over Financial Reporting. No changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Executive Officers and Significant Employees

     The names and ages of the directors and executive officers of the Company as of December 31, 2003 and certain information about them are set forth below.

     Name                      Age                         Position
     ----                      ---                         --------
     Gia Bokuchava, Ph.D       39        Chief Technical Officer and Director
     Timothy R. Robinson       40        Executive Vice President, Chief Financial Officer and Director
     Nino Doijashvili, Ph.D.   41        Director of Technical Services and Director
     Randolph Graves           64        Director, Vice President of License Technologies Division
     Michael Sheppard          55        Director, Vice President of License Technologies Division

     The Board is divided into three classes, each of which serves a three-year term. The Class I director (Ms. Doijashvili) was to serve until the 2001 Annual Meeting of Stockholders. However, because we never had a 2001 Annual Meeting of Stockholders, she remains on the Board of Directors. The Class II directors (Dr. Bokuchava and Mr. Robinson) were to serve until the 2002 Annual Meeting of Stockholders. However, because we never had a 2002 Annual Meeting of Stockholders, they remain on the Board of Directors. The Class III directors (Mr. Sheppard and Dr. Graves, formerly Messrs. Sax and Ellsworth) were to serve until the 2000 Annual Meeting of Stockholders. However, because we never held the 2000 Annual Meeting of Stockholders, these individuals remain on the Board of Directors, as well. Please note, however, that we expect Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili to resign from the Board of Directors if we complete the sale of assets to Tulix, although they have indicated a willingness to remain on the Board for a short transition period if requested.

     On March 21, 2003, Mr. Danovitch and Mr. Shatsoff resigned from the Board of Directors. The remaining members of the Board of Directors appointed Don V. Hahnfeldt and Dr. Randolph A. Graves, Jr. to fill the vacancies created by the resignations of Mr. Danovitch and Mr. Shatsoff, respectively, in anticipation of our transaction with Eurotech. Upon closing of our transaction with Eurotech and pursuant to the terms of our agreement with Eurotech, Mr. Hahnfeldt and Dr. Graves, who were directors, officers and shareholders of Eurotech, were appointed to serve as Vice Presidents of our Licensed Technology Division. Mr. Hahnfeldt has subsequently resigned from his position as an officer and director of the company.

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

     Randolph A. Graves, Jr., DSc. has served as a Vice President of our Licensed Technology Division since May 2003. In addition, Dr. Graves is the Chief Financial Officer of Eurotech, Ltd., a position that he has held since November 2002. Prior to this Dr. Graves was the Vice President for Technology, focusing on technology evaluation, acquisition strategy, and analysis of commercial competitiveness. Dr. Graves served as the Chairman and CEO of Eurotech from May 1995 until January 1998 and was a member of the Board of Directors from the date of Eurotech's incorporation until January 1998, from February 1999 to July 2001, and has again served as a director since August 2001 to the present. He has also served in several other capacities for Eurotech over the past three years. Dr. Graves also serves as a director of DayStar Technologies, Inc. Dr. Graves has over thirty-five years experience with technology development, management and application. He served twenty-six years with NASA, finishing his career as a Senior Executive at NASA Headquarters. He has served on numerous managerial and technical panels and committees including a member of the White House's Federal Coordinating Council on Science Engineering and Technology Subcommittee on High Performance Computing and as NASA's member of NATO's Advisory Group on Aerospace Research and Development Fluid Dynamics Panel. He is currently a member of George Washington University's National Advisory Council for the School of Engineering Applied Science. Dr. Graves was awarded a Sloan Fellowship at Stanford University's Graduate School of Business in 1982. He also received NASA's Exceptional Performance Award for his managerial activities at NASA Headquarters. Dr. Graves has been a member of the Board since March 2003.

     Michael Sheppard has served as a Vice President of our Licensed Technology Division since May 2003. Mr. Sheppard was the COO and President of Technest Holdings, Inc. Mr. Sheppard joined Technest in 1997, and headed up the day-to-day strategy of Technest. He resigned from Technest in December 2002. Prior to joining Technest, Mr. Sheppard was the Chief Operating Officer of Freelinq Communications, a provider of real time video-on-demand via ATM/XDSL technology. Mr. Sheppard has also acted as the Chief Executive Officer and Chief Operating Officer of several early stage development companies, overseeing the development of a corporate infrastructure for each company. From 1980 to 1992, Mr. Sheppard served as the President of Lee America, a Westward Communications Company whose North American holdings included Panavision, Inc. Mr. Sheppard has an extensive background in the entertainment industry and received a BA and an MFA in film from New York University. Mr. Sheppard has been a member of the Board since November 2001.

Committees of the Board of Directors; Nominations by Stockholders; Code of
Ethics

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

     With the resignation of the directors and the subsequent appointments to the Board and resignations from the Board, these committees have been disbanded and have not been reconstructed upon the filling of vacancies on the Board of Directors. As such, the Board of Directors does not have any standing committees, including either an audit committee or a nominating committee.

     As we do not have an audit committee, the entire Board of Directors performs the functions that would normally be delegated to an audit committee. The Company has determined that its Chief Financial Officer, Timothy R. Robinson, is an "audit committee financial expert" as that term is defined in
Item 401 of Regulation S-K. Because he is an employee of the Company, however, he is not independent, as that term is defined in Rule 10A-3 under the Securities and Exchange Act of 1934, as amended, or in Nasdaq Marketplace Rule 4200(a)(14).

     As we do not have a nominating committee, we do not have a charter governing the nomination of directors, but our Certificate of Incorporation provides that nominations for the election of directors may be made by the Board of Directors or by any stockholder of record entitled to vote generally in the election of directors; provided, however, that any such stockholder may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination has been given to the secretary of the Company in compliance with the Certificate of Incorporation not later than: (1) with respect to any election of directors to be held at an annual meeting of stockholders, 90 days in advance of such meeting and (2) with respect to any election of directors to be held at a special meeting of stockholders, at the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. Such written notice must contain (1) the names and addresses of the stockholder of record who intends to make the nomination and of the person nominated, (2) a representation that the stockholder is a holder of record of shares of the Company entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (3) a description of all arrangements or undertakings between the stockholder and each nominee and any other person pursuant to which the nomination is to be made by the stockholder, (4) such other information regarding each nominee as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission as if the nominees were to be nominated by the Board of Directors, and (5) the consent of each nominee to serve as a director if elected. Each director participates in the nomination of directors. Each of our directors is also an employee or officer of the Company and is therefore not an independent director as that term is defined in Rule 10A-3 under the Securities and Exchange Act of 1934, as amended, or in Nasdaq Marketplace Rule 4200(a)(14).

     The Board of Directors does not provide a process for stockholders to send communications to the Board of Directors, but the Company's Chief Financial Officer, who is also one of our directors, can be contacted at the principal offices of the Company at 3495 Piedmont Road, Building 12, Suite 110, Atlanta, Georgia 30305. The telephone number at this address is (404) 237-4646. We are a very small company, and we do not believe it is necessary to have a special procedure for stockholders to contact the Board of Directors when some of our directors are so easily accessible already.

     The Board of Directors has not yet adopted a Code of Ethics. The Board of Directors intends to do so following the completion of the sale of assets to Tulix, as we expect the composition of the Board of Directors to change at such time or shortly thereafter.

Legal Proceedings

     We are not aware of any proceedings in which any of our directors, officers or holders of five percent of our common stock have a material interest adverse to us.

Meetings and Attendance

     The full Board of Directors met five times during 2003. All of the directors attended the meetings.

Compensation of Directors

     Directors who are not employees of the Company are eligible to receive $1,000 per Board meeting attended, although we have never made any payments to our directors for attending meetings, are eligible to receive automatic grants of stock options under the Company's Non-Employee Directors Stock Option Plan and may receive additional grants of options under such plan at the discretion of the Compensation Committee of the Board of Directors.

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

     Based solely on its review of the copies of such forms received by it, the Company believes that, to the best of its knowledge, each of its officers, directors, and greater than ten-percent owners complied with all section 16(a) filing requirements applicable to them during the year ended December 31, 2003.

Item 11. EXECUTIVE COMPENSATION


Executive Compensation

     The following table sets forth the total compensation paid or accrued by the Company in 2003 to its Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus exceeded $100,000 (each, a "Named Executive Officer"):

                                       SUMMARY COMPENSATION TABLE


                                                           Annual                          Long-Term
                                                        Compensation                  Compensation Awards

                                                                                  Number of
                                                                                 Securities
                                                                  Other Annual   Underlying    All Other
          Position               Year       Salary     Bonus (1)  Compensation     Options    Compensation
          --------               ----       ------     ---------  ------------     -------    ------------
Gia Bokuchava, Ph.D              2003        $111,250
    Chief Technical Officer      2002        $105,000
    and Director                 2001        $105,000

Timothy R. Robinson              2003        $135,000
    Executive Vice               2002        $135,000
    President, Chief             2001        $135,000    $25,000
    Financial Officer and
    Director

Nino Doijashvili                 2003        $108,875
    Director of Technical        2002        $102,000
    Services and Director        2001        $102,000

Michael Sheppard                 2003        $119,000
    Vice President of
    Licensed Technologies
    Division and Director

---------------------
     (1) Each of the Company's executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

     No options were granted to or exercised by named executive officers in 2003. The following table sets forth the value of options held by the executive officers at December 31, 2003:



Option Exercises in Last Fiscal Year and Year-End Option Values

                                               Number of Securities
                      Shares                  Underlying Unexercised        Value of Unexercised
                     Acquired      Value            Options at             In-The-Money Options at
Executive Officer   on Exercise   Realized       December 31, 2003            December 31, 2003
-----------------   -----------   --------  --------------------------    --------------------------
                                            Unexercisable  Exercisable    Unexercisable  Exercisable
                                            -------------  -----------    -------------  -----------
Gia Bokuchava, Ph.D      0            0           0           25,000            $0           $0

Timothy R. Robinson      0            0           0          150,000            $0           $0

Nino Doijashvili         0            0           0           46,428            $0           $0

Employment Contracts and Compensation Policy

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

     Pursuant to the Tulix Agreement, Mr. Robinson, Mr. Bokuchava, and Ms. Doijashvili, on the one hand, and HomeCom, on the other hand, have agreed to release one another from all claims arising out of the three executives' respective employment with or separation from HomeCom, other than HomeCom claims arising out of the Tulix Agreement or arising out of any fraud, willful misconduct or criminal act. As such, the Company does not intend to pursue any claims against Mr. Robinson, Mr. Bokuchava or Ms. Doijashvili relating to the non-solicitation or non-competition provisions of their employment agreements. In addition, the Company does not believe that these individuals will be in competition with the Company if the Asset Sale is completed, given that Tulix and the Company will operate in different industries.

     There were no changes to the Company's executive compensation policies in 2003.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Historically, the Board of Directors had four standing committees, including a Compensation Committee. The Compensation Committee provided recommendations to the Board of Directors concerning salaries and incentive compensation for officers and employees of the Company.

     As described under "Item 10, Directors and Executive Officers of the Registrant - Committees of the Board of Directors; Nominations by Stockholders; Code of Ethics," the Compensation Committee has been disbanded and has not been reconstructed upon the filling of vacancies on the Board of Directors. The compensation of our executive officers is set by reference to their employment contracts (as described above) and by the Board of Directors. Mr. Robinson, Mr. Bokuchava, Ms. Doijashvili and Mr. Sheppard all participated in deliberations regarding executive compensation during the most recent fiscal year. There were no changes in the Company's executive compensation policies in 2003.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

     The following table presents information as of December 31, 2003:

                                      Equity Compensation Plan Information

                                                                                        Number of securities
                          Number of securities to be    Weighted-average exercise     remaining available for
                           issued upon exercise of        price of outstanding         future issuance under
     Plan Category          outstanding options,         options, warrants and       equity compensation plans
                             warrants and rights                 rights                (excluding securities
                                                                                      reflected in column (a))
------------------------  --------------------------   --------------------------    -------------------------
                                     (a)                           (b)                          (c)
Equity Compensation                329,419                        $2.61                     1,612,581
    Plans approved by
    security holders...

Equity Compensation                    N/A                          N/A                           N/A
    Plans not approved
    by security holders...

                 Total...          329,419                        $2.61                     1,612,581




Beneficial Ownership of Common Stock

     The following tables provide information as of December 31, 2003 concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director for the Company, (3) each Named Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors, and executive officers of the Company and, unless otherwise indicated, each of the stockholders has indicated that they have sole voting and investment power with respect to the shares beneficially owned. This table excludes holders of our convertible securities who have agreed to limit the number of shares of common stock that any such shareholders hold at any one time to not more than 4.99% of the outstanding shares of our common stock.

                                                             Amount and Nature of
  Title of Class          Name of Beneficial Owner (2)     Beneficial Ownership (3)   Percent of Class
  --------------          ----------------------------     ------------------------   ----------------

Common                  Brittany Capital Management (7)             5,640,000            37.6%
Series H Preferred      Eurotech, Ltd. (8)                          1,648,077             9.9% (12)
Series H Preferred      Polymate, Ltd. (9)                          1,648,077             9.9% (12)
Series H Preferred      Greenfield Capital Partners LLC  (10)       1,648,077             9.9% (12)
Series G Preferred      Woodward LLC (11)                           1,648,077             9.9% (13)
Common                  George Bokuchava, Ph.D. (4)                    64,559                (1)
Common                  Nino Doijashvili (6)                           50,668                (1)
Common                  Timothy Robinson (5)                          150,000                (1)
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

     (4) Includes 25,000 shares of Common Stock issuable upon the exercise of options outstanding at a weighted average exercise price of $4.48 per share.

     (5) Includes 150,000 shares of Common Stock issuable upon the exercise of options outstanding at an exercise price of $0.75.

     (6) Includes 46,428 shares of Common Stock issuable upon exercise of options outstanding at a weighted average exercise price of $0.59.

     (7) The address for Brittany Capital Management is Cumberland House, #27 Cumberland Street, P.O. Box N-10818, Nassau, New Providence Island, The Bahamas.

     (8) The address for Eurotech, Ltd. is 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030.

     (9) The address for Polymate, Ltd. is B'nai Brith 16, Haifa, Israel.

     (10) The address for Greenfield Capital Partners LLC is 90 Grove Street, Suite 206, Ridgefield, Connecticut 06877.

     (11) The address for Woodward LLC is c/o Navigator Management Ltd., P.O. Box 972 Road Town, British Virgin Islands.

     (12) The Certificate of Designations for the Series H preferred stock prohibits any holder of Series H preferred stock from converting shares of Series H preferred stock into shares of common stock if such conversion would result in the Series H holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, the unconverted Series H shares).

     (13) The Certificate of Designations for the Series G preferred stock prohibits any holder of Series G preferred stock from converting shares of Series G preferred stock into shares of common stock if such conversion would result in the Series G holder beneficially owning more than 9.9% of the outstanding shares of common stock (excluding, for purposes of the calculation, the unconverted Series G shares).

     Currently, there are 17.813 shares of our Series B preferred stock, 90.478 shares of our Series C preferred stock, 1.291 shares of our Series D preferred stock, 106.35 shares of our Series E preferred stock, 13,500 shares of our Series H preferred stock and 1,069 shares of our Series G preferred stock outstanding. All of these shares of preferred stock, other than the shares of Series H preferred stock and Series G preferred stock, are convertible into shares of our common stock at any time. If all of these shares were converted into shares of common stock, we would have an insufficient number of shares of common stock authorized by our Certificate of Incorporation to support such conversions.

Changes in Control

     The Company is not aware of any arrangements that could result in a change in control of the Company. However, the recently approved amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 15,000,000 to 300,000,000, once filed, and the subsequent issuance of such shares could result in a small number of stockholders owning a significant percentage of the outstanding shares of our common stock. Holders of outstanding shares of convertible preferred stock will be able to convert their shares of preferred stock into shares of common stock within prescribed limits (each holder of our Series B, Series C, Series D and Series E preferred shares is subject to restrictions in its respective Certificate of Designations regarding the conversion of preferred shares into common shares if such conversion would result in that stockholder beneficially owning more than 4.9% of the outstanding shares of common stock and each holder of our Series G and Series H preferred stock is prohibited by its respective Certificate of Designations from converting preferred shares into common shares if such conversion would result in that stockholder beneficially owning more than 9.9% of the outstanding shares of common stock) and we may seek to sell shares to Brittany pursuant to our Private Equity Credit Agreement with Brittany (the Private Equity Credit Agreement restricts our sales to Brittany if those sales would result in Brittany owning more than 9.9% of the outstanding shares of our common stock). A significant number of shares could be issued to a small number of stockholders within these ownership limitations. Moreover, these ownership restrictions pertain only to the identified parties and do not apply to someone who acquires shares of common stock from any of such parties. In addition, if we were to elect to pay penalties that are owed to the holders of our Series C, Series D and Series E preferred stock in shares of common stock instead of in cash, we could become obligated to issue a substantial number of shares to those shareholders. Thus, the amendment may make it possible for a small number of stockholders to obtain a significant equity position in, and to exert significant influence over, the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     We have entered into an agreement with Tulix to sell substantially all of the assets used in our hosting and web site maintenance business to Tulix. Timothy R. Robinson, Gia Bokuchava and Nino Doijashvili, who are officers and directors of both HomeCom and Tulix, own all of the outstanding stock of Tulix. For a description of the proposed transaction with Tulix, please see Item 1, "Recent Developments - Asset Purchase Agreement with Tulix."

     We have also closed the transactions contemplated by the Exchange Agreement and entered into the License Agreement with Eurotech. Dr. Graves (and formerly, Mr. Hahnfeldt), who was appointed to serve on the Board of Directors of HomeCom and as an officer of our new Licensed Technologies Division in connection with the transactions between HomeCom and Eurotech, is an officer, director and shareholder of Eurotech.

     In addition, we have entered into a Private Equity Credit Agreement with Brittany Capital Management LLC, which beneficially owns 5,640,000 shares of our common stock, representing approximately 37.6% of the outstanding shares of our common stock. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a summary of the Private Equity Credit Agreement.

     We have also issued a Secured Promissory Note to McNab LLC, which owns the outstanding shares of our Series C, Series D, and Series E preferred stock. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a summary of our arrangement with McNab LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                           December 31,        December 31,
                                               2003                2002
                                               ----                ----

     (i)     Audit Fees                      $40,000             $40,000

     (ii)    Audit Related Fees                   $0                  $0

     (iii)   Tax Fees                         $6,000              $6,000

     (iv)    All Other Fees                       $0                  $0


     AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Homecom Communications, Inc.'s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Sherb & Company, LLC in connection with statutory and regulatory filings or engagements.

     AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Homecom Communications, Inc.'s financial statements and are not reported under "Audit Fees."


     TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

     PRE-APPROVAL POLICIES AND PROCEDURES. As described under "Item 10. Directors and Executive Officers of the Registrant - Committees of the Board of Directors; Nominations by Stockholders; Code of Ethics," the Company does not have an audit committee. The Board of Directors has approved Sherb & Company, LLC to serve as the Company's outside accounting firm. It is the policy of the Company that all services provided by Sherb & Company, LLC shall be pre-approved by the Board of Directors. Sherb & Company, LLC will provide the Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Board of Directors at any time up to one year before the commencement of such services by Sherb & Company, LLC. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by Sherb & Company, LLC fits within such pre-approved category of services and (ii) the Board of Directors also establishes a limit on the fees for such pre-approved category of services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(A)  List of Financial Statements

     (1) Consolidated Balance Sheets as of December 31, 2002 and December 31, 2003.

     (2) Consolidated Statements of Operations for years ended December 31, 2001, December 31, 2002 and December 31, 2003.

     (3) Consolidated Statement of Changes in Stockholder's Equity (Deficit) for years ended December 31, 2001, December 31, 2002 and December 31, 2003.

     (4) Consolidated Statements of Cash Flows for the years ended December 31, 2001, December 31, 2002 and December 31, 2003.

(B)  Exhibits

Exhibit                            Description
------- ------------------------------------------------------------------------

2.1 --Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.2 --Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Incorporated by reference to Exhibit 2.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

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

2.5 --Amendment No. 1 to License and Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., and, solely with respect to Article V and Article XI of the License and Exchange Agreement, Polymate, Ltd. and Greendfield Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.6 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

3.1 --Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

3.2 --Restated Bylaws of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

3.3 --Certificate of Designation of Series A Convertible Preferred stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

3.4 --Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 10.49 in the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

3.5 --Certificate of Designation of Series C Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

3.6 --Certificate of Designation of Series D Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

3.7 --Certificate of Designation of Series E Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

3.8 --Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.9 --Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.10 --Certificate of Designation of Series H Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

4.1 --See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

4.2 --Specimen Stock Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

4.3 --Form of Warrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.1 --HomeCom Communications, Inc. Stock Option Plan and form of Stock Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.2 --HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.3 --Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax. (Incorporated herein by reference to Exhibit 10.4 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.4 --Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996. (Incorporated herein by reference to Exhibit 10.5 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.5 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.24 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.6 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.25 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.7 --Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.26 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.8 --Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.27 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.9 --Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P. (Incorporated herein by reference to Exhibit 10.28 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.10 --Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD. (Incorporated herein by reference to Exhibit 10.29 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.11 --Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company. (Incorporated herein by reference to Exhibit 10.34 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.12 --Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc. (Incorporated herein by reference to Exhibit 10.37 of the Form S-1 Registration Statement of the Registrant filed (Registration No. 333-45383).)

10.13 --Letter Agreement, dated April 17, 1998 by and among Sovereign Partners, L.P., Dominion Capital Fund and HomeCom. (Incorporated herein by reference to Exhibit 10 of the Form 8-K of the Registrant filed with the Commission on April 28, 1998.)

10.14 --Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.50 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.15 --Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.51 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.16 --Transfer Agent Instructions dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.52 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.17 --Transfer Agent Legal Opinion dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.53 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.18 --Warrant Agreement, dated as of March 25, 1999, by and among CPR (USA), Inc. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.55 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.19 --Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Fund, L.L.C. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.56 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.20 --Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Funds, L.P. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.57 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.21 --Warrant Agreement, dated as of March 25, 1999, by and among J.P. Turner & Company, L.L.C and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.22 --Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.65 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.23 --Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.66 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.24 --Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.67 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.25 --Transfer Agent Legal Opinion dated as of July 23, 1999. (Incorporated herein by reference to Exhibit 10.68 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.26 --Placement Agency Agreement dated as of July 23, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.69 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.27 --Warrant Agreement, dated as of July 23, 1999, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.70 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.28 --Securities Purchase Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.71 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.29 --Registration Rights Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.72 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.30 --Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.73 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.31 --Transfer Agent Legal Opinion dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.74 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.32 --Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.75 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.33 --Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.76 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.34 --Securities Purchase Agreement dated as of April 14, 2000 by and among HomeCom Communications, Inc. and McNab LLC. (Incorporated herein by reference to Exhibit 10.86 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.35 --Registration Rights Agreement dated as of April 14, 2000 by and among HomeCom Communications, Inc. and McNab LLC. (Incorporated herein by reference to Exhibit 10.87 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.36 --Transfer Agent Instructions dated as of April 14, 2000. (Incorporated herein by reference to Exhibit 10.88 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.37 --Transfer Agent Legal Opinion dated as of April 14, 2000. (Incorporated herein by reference to Exhibit 10.89 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.38 --Warrant Agreement, dated as of April 14, 2000, by and between HomeCom Communications, Inc. and McNab LLC. (Incorporated herein by reference to Exhibit 10.90 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.39 --Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000. (Incorporated herein by reference to Exhibit 10.86 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.)

10.40 --Amendment to employment Agreement between Registrant and George Bokchava dated January 10, 2001. (Incorporated herein by reference to Exhibit 10.87 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.)

10.41 --Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications, Inc. and Harvey Sax. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.)

10.42 --License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to
        Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.43 --Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.44 --Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to
        Exhibit 10.3 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.45 --Stock Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., Greenfield Capital Partners LLC and Polymate, Ltd. (Incorporated herein by reference to Exhibit 10.4 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.46 --Amendment No. 1 to License Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated herein by reference to Exhibit 10.5 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.47 --Private Equity Credit Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.48 --Registration Rights Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.2 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.49 --License Agreement, dated as of August 15, 2003, by and between HomeCom Communications, Inc. and Kristul Group.

10.50 --Assignment and Consent Agreement, dated November 17, 2003, by and among Joseph Kristul, Kristul Group, Environmental Friendly Materials, GMBH and HomeCom Communications, Inc.

21.1 --List of Subsidiaries. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

31.1    --Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

32.1 --Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r] or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.)


(B)  Reports on Form 8-K

We did not file any current reports on Form 8-K during the quarter ended December 31, 2003.

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

                                            DATE:  May 12, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                              Title                     Date
       ---------                              -----                     ----

/s/ TIMOTHY R. ROBINSON          Vice President - Chief Financial   May 12, 2004
-----------------------          Officer; Director
Timothy R. Robinson


/s/ GIA BOKUCHAVA, PH.D.         Chief Technical Officer; Director  May 12, 2004
------------------------
Gia Bokuchava, Ph.d.


/s/ NINO DOIJASHVILI, PH.D       Director of Technical Services,    May 12, 2004
--------------------------       Director
Nino Doijashvili, Ph.d.


/s/ DR. RANDOLPH A. GRAVES, JR.  Director                           May 12, 2004
  -----------------------------
Dr. Randolph A. Graves, Jr.


/s/ MICHAEL SHEPPARD             Vice President;  Director          May 12, 2004
--------------------
Michael Sheppard

EXHIBIT INDEX

Exhibit                             Description
------- ------------------------------------------------------------------------

2.1 --Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.2 --Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Incorporated by reference to Exhibit 2.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

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

2.5 --Amendment No. 1 to License and Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., and, solely with respect to Article V and Article XI of the License and Exchange Agreement, Polymate, Ltd. and Greendfield Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.6 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

3.1 --Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

3.2 --Restated Bylaws of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

3.3 --Certificate of Designation of Series A Convertible Preferred stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

3.4 --Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 10.49 in the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

3.5 --Certificate of Designation of Series C Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

3.6 --Certificate of Designation of Series D Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

3.7 --Certificate of Designation of Series E Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

3.8 --Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.9 --Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.10 --Certificate of Designation of Series H Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

4.1 --See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

4.2 --Specimen Stock Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

4.3 --Form of Warrant. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.1 --HomeCom Communications, Inc. Stock Option Plan and form of Stock Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.2 --HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.3 --Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax. (Incorporated herein by reference to Exhibit 10.4 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.4 --Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996. (Incorporated herein by reference to Exhibit 10.5 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.5 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.24 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.6 --Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.25 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.7 --Form of Securities Purchase Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.26 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.8 --Form of Registration Rights Agreement between the Registrant, Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.27 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.9 --Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P. (Incorporated herein by reference to Exhibit 10.28 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.10 --Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD. (Incorporated herein by reference to Exhibit 10.29 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.11 --Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company. (Incorporated herein by reference to Exhibit 10.34 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.12 --Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc. (Incorporated herein by reference to Exhibit 10.37 of the Form S-1 Registration Statement of the Registrant filed (Registration No. 333-45383).)

10.13 --Letter Agreement, dated April 17, 1998 by and among Sovereign Partners, L.P., Dominion Capital Fund and HomeCom. (Incorporated herein by reference to Exhibit 10 of the Form 8-K of the Registrant filed with the Commission on April 28, 1998.)

10.14 --Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.50 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.15 --Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.51 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.16 --Transfer Agent Instructions dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.52 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.17 --Transfer Agent Legal Opinion dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.53 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.18 --Warrant Agreement, dated as of March 25, 1999, by and among CPR (USA), Inc. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.55 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.19 --Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Fund, L.L.C. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.56 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.20 --Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Funds, L.P. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.57 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.21 --Warrant Agreement, dated as of March 25, 1999, by and among J.P. Turner & Company, L.L.C and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.22 --Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.65 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.23 --Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.66 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.24 --Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.67 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.25 --Transfer Agent Legal Opinion dated as of July 23, 1999. (Incorporated herein by reference to Exhibit 10.68 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.26 --Placement Agency Agreement dated as of July 23, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.69 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.27 --Warrant Agreement, dated as of July 23, 1999, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.70 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.28 --Securities Purchase Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.71 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.29 --Registration Rights Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.72 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.30 --Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.73 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.31 --Transfer Agent Legal Opinion dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.74 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.32 --Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.75 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.33 --Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.76 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.34 Securities Purchase Agreement dated as of April 14, 2000 by and among HomeCom Communications, Inc. and McNab LLC. (Incorporated herein by reference to Exhibit 10.86 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.35 Registration Rights Agreement dated as of April 14, 2000 by and among HomeCom Communications, Inc. and McNab LLC. (Incorporated herein by reference to Exhibit 10.87 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.36 Transfer Agent Instructions dated as of April 14, 2000. (Incorporated herein by reference to Exhibit 10.88 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.37 Transfer Agent Legal Opinion dated as of April 14, 2000. (Incorporated herein by reference to Exhibit 10.89 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.38 Warrant Agreement, dated as of April 14, 2000, by and between HomeCom Communications, Inc. and McNab LLC. (Incorporated herein by reference to Exhibit 10.90 of the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

10.39 --Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000. (Incorporated herein by reference to Exhibit 10.86 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.)

10.40 --Amendment to employment Agreement between Registrant and George Bokchava dated January 10, 2001. (Incorporated herein by reference to Exhibit 10.87 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.)

10.41 --Separation and Release Agreement, dated March 29, 2001, between HomeCom Communications, Inc. and Harvey Sax. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.)

10.42 --License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to
        Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.43 --Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.44 --Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to
        Exhibit 10.3 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.45 --Stock Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., Greenfield Capital Partners LLC and Polymate, Ltd. (Incorporated herein by reference to Exhibit 10.4 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.46 --Amendment No. 1 to License Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated herein by reference to Exhibit 10.5 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.47 --Private Equity Credit Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.48 --Registration Rights Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.2 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.49 --License Agreement, dated as of August 15, 2003, by and between HomeCom Communications, Inc. and Kristul Group.

10.50 --Assignment and Consent Agreement, dated November 17, 2003, by and among Joseph Kristul, Kristul Group, Environmental Friendly Materials, GMBH and HomeCom Communications, Inc.

21.1 --List of Subsidiaries. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

31.1    --Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

32.1 --Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is not "filed" for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r] or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.)