Form 10-Q
period 2004-03-31
HOMECOM COMMUNICATIONS INC
filed 2004-05-21
CIK 1021226

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 18, 2004, there were 14,999,157 shares of the registrant's Common Stock, par value $0.0001 per share.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                                   HOMECOM COMMUNICATIONS, INC.

              Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

                                                                  March 31, 2004   December 31, 2003
                                                                    (unaudited)
                                                                  --------------   -----------------
                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $    142,267       $     71,818
   Accounts receivable, net                                             138,636            274,418
                                                                   ------------       ------------
     Total current assets                                               280,903            346,236
Prepaid expenses                                                         11,838             27,257
Furniture, fixtures and equipment held for sale                         105,624            105,624
Licensed Technology rights, net                                         821,853            871,164
                                                                   ------------       ------------
     Total assets                                                  $  1,220,218       $  1,350,281
                                                                   ============       ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $  3,079,203       $  2,807,924
                                                                   ------------       ------------
     Total current liabilities                                        3,079,203          2,807,924
   Note payable                                                         364,000            255,000
   Convertible preferred stock (See Note 7)                           6,442,133          6,442,133
                                                                   ------------       ------------
     Total  liabilities                                               9,885,336          9,505,057
                                                                   ------------       ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     14,999,156 shares issued and outstanding at March 31, 2004
     and December 31, 2003                                                1,500              1,500
   Preferred stock, Series H, $.01 par value, 13,500 shares
     authorized, 13,500 shares issued and outstanding at March
     31, 2004 and December 31, 2003, convertible, participating,
     $13,500,000 liquidation value at March 31, 2004 and
     December 31, 2003                                                      135                135
   Treasury stock, 123,695 shares at March 31, 2004 and
     December 31, 2003                                                   (8,659)            (8,659)
   Additional paid-in capital                                        19,228,820         19,228,820
   Accumulated deficit                                              (27,886,914)       (27,376,572)
                                                                   ------------       ------------
     Total stockholder's deficit                                     (8,665,118)        (8,154,776)
                                                                   ------------       ------------
     Total liabilities and stockholder's deficit                   $  1,220,218       $  1,350,281
                                                                   ============       ============


              The accompanying notes are an integral part of these financial statements.


                          HOMECOM COMMUNICATIONS, INC.

        Consolidated Statements of Operations for the three months ended
                             March 31, 2004 and 2003

                                                           Three Months Ended
                                                               March 31,
                                                              (unaudited)
                                                      ----------------------------
                                                          2004            2003
                                                      ------------    ------------
Revenues                                              $        620    $
Cost of Revenues                                               558
                                                      ------------    ------------
GROSS PROFIT                                                    62
                                                      ------------    ------------

OPERATING EXPENSES:
   General and administrative                              262,566          31,090
   Depreciation and amortization                            49,311
                                                      ------------    ------------
     Total operating expenses                              311,877          31,090
                                                      ------------    ------------
OPERATING LOSS                                            (311,815)        (31,090)
OTHER EXPENSES (INCOME)
   Interest expense                                        241,716
   Other income, net                                                       (70,191)
                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (553,531)         39,101
INCOME TAX PROVISION (BENEFIT)
                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS                           (553,531)         39,101
INCOME  FROM DISCONTINUED OPERATIONS                        43,189         100,622
                                                      ------------    ------------
NET GAIN (LOSS)                                           (510,342)        139,723
DEEMED PREFERRED STOCK DIVIDEND                                           (176,764)
                                                      ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                $   (510,342)   $    (37,041)
                                                      ============    ============

GAIN (LOSS) PER SHARE - BASIC AND DILUTED:
   CONTINUING OPERATIONS                                    (0.037)         (0.009)
   DISCONTINUED OPERATIONS                                   0.003           0.007
                                                      ------------    ------------
LOSS PER SHARE - BASIC AND DILUTED                    $     (0.034)   $     (0.002)
                                                      ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                   14,999,157      14,999,157


   The accompanying notes are an integral part of these financial statements.

                                        3

                          HOMECOM COMMUNICATIONS, INC.

        Consolidated Statements of Cash Flows for the three months ended
                             March 31, 2004 and 2003

                                                           Three Months Ended
                                                                March 31,
                                                               (unaudited)
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(510,342)   $ 139,723
   Adjustments to reconcile net loss to cash used in
    operating activities:
     Provision for bad debts                                22,537       15,495
   Change in operating assets and liabilities:
     Accounts receivable                                   113,245      (23,387)
     Prepaid expenses                                       15,419       14,907
     Accounts payable and accrued expenses                 320,590     (147,667)
                                                         ---------    ---------
       Net cash used in operating activities               (38,551)        (929)
                                                         ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                       (21,165)
                                                         ---------    ---------
       Net cash used in investing activities                            (21,165)
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of Note Payable                                109,000
                                                         ---------    ---------
       Net cash provided by  financing activities          109,000
                                                         ---------    ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       70,449      (22,094)
 CASH AND CASH EQUIVALENTS at beginning of period           71,818      160,342
                                                         ---------    ---------
 CASH AND CASH EQUIVALENTS at end of period              $ 142,267    $ 138,248
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                          HOMECOM COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of HomeCom Communications, Inc. (the "Company," "we" or "us") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on May 13, 2004.

2. GOING CONCERN MATTERS AND RECENT EVENTS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2004 of approximately $27.9 million. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern.

     On March 27, 2003, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who are officers and directors of the Company, are officers, directors and founding shareholders. The Asset Purchase Agreement provides that the Company will sell to Tulix, and Tulix will purchase from the Company, substantially all of the assets of the Company's hosting and website maintenance business (the "Asset Sale"). The Company recorded an anticipated loss on the sale of this business (the Internet Services Division) of $125,030 in the fourth quarter of 2003. The final transaction will be adjusted as provided for in the Asset Purchase Agreement and the impact will be reflected in the Company's financial statements for the quarter in which the transaction closes.

     The parties intend to complete the Asset Sale if the conditions to closing set forth in the Agreement are satisfied or waived. These conditions include, among others, the requirement that all third parties who have a contractual right to approve the assignment of their contracts to Tulix must consent to such assignment and a condition in favor of Tulix that the largest customer of the business to which the assets relate not have notified the Company or Tulix that it intends to terminate its relationship with HomeCom or Tulix, that it does not intend to transfer its business to Tulix upon completion of the Asset Sale, or that it intends to materially change the amount of business that it does with HomeCom or Tulix. As such, we can offer no assurance that the Asset Sale will be completed. Neither we nor Tulix is under any obligation to pay any type of termination fee if we do not complete the Asset Sale, and there are no other deal protection measures. The Agreement also contains a release from Tulix pertaining to certain matters and mutual releases with Mr. Robinson, Mr. Bokuchava and Ms. Doijashvili regarding certain employment matters.

     On May 22, 2003, the Company completed a transaction with Eurotech, Ltd. ("Eurotech"). The Company had entered into a License and Exchange Agreement with Eurotech and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC, on March 27, 2003 (as amended, the "Exchange Agreement"). In connection with the completion of the transaction, the Company entered into a License Agreement, dated May 22, 2003 with Eurotech (as amended, the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to the Company its rights to the EKOR, HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies. Upon the completion of the asset sale to Tulix, the Company's business will consist primarily of the operations associated with these licensed technologies.

     The Exchange Agreement provides that, during the period prior to closing of the Asset Sale, the financial needs of the hosting and web site maintenance business will be funded by the operations of that business, while the finances relating to the new licensed technologies will be kept separate. On May 22, 2003, we executed a note in favor of one of our preferred shareholders that, as amended, provides that we may borrow up to $460,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2004. As of March 31, 2004, we had borrowed $364,000 under this agreement. Since March 31, 2004, we have borrowed another $96,000 from this lender under this agreement.

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

3. SEGMENT INFORMATION

     On March 27, 2003, we entered into the Asset Purchase Agreement with Tulix to sell substantially all of the remaining assets of the Company's Internet Services segment. With the entrance into the licensing agreement with Eurotech on May 22, 2003, our Licensed Technologies Division is now the Company's only operating segment. The Internet Services segment is presented as a discontinued operation.

     The assets and liabilities of the Internet Services segment are considered held for sale. The following is a representation of the portion of the balance sheets as of March 31, 2004 and December 31, 2003 that are attributable to the segment being sold.

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
                                                                         =======


4. BASIC AND DILUTED LOSS PER SHARE

     Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three months ended March 31, 2004 and 2003, as it is antidilutive.

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

                                           For the three months ended March 31,
                                           ------------------------------------
                                                   2004            2003
                                                ----------      ----------
Loss applicable to common shareholders:
    As reported                                   (510,342)        (37,041)
    Pro forma                                     (514,067)        (60,326)
Basic and diluted loss per share:
    As reported                                     (0.034)         (0.002)
    Pro forma                                       (0.034)         (0.004)


6. TAXES

     There was no provision for cash payment of income taxes for the three months ended March 31, 2004, as the Company anticipates a net taxable loss for the year ended December 31, 2004.

7. CONVERTIBLE PREFERED STOCK

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of March 31, 2004, such registration statement has not been declared effective and penalties are owed. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. The Company accrued penalties of $159,596 as interest expense during the quarter ending March 31, 2004. As of March 31, 2004, $2,325,155 has been accrued into accounts payable and accrued expenses for such penalties.

     The terms of the Company's Series B, C, D, and E Convertible Preferred Stock provides for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E. This increase in the stated value of the preferred shares has been recorded as interest expense in the amount of $74,320 for the quarter ending March 31, 2004. As of March 31, 2004, $224,593 has been accrued into accounts payable and accrued expenses for such increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the Company's statements with respect to, among other things, the completion of the sale of assets to Tulix, the viability of and plans for the technologies that we license from Eurotech, and our ability or inability to continue as a going concern are forward-looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability or inability to complete the transaction with Tulix, our ability or inability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market these technologies, our ability to retain the licenses to these technologies, and other factors discussed in this report and set forth in our Annual Report on Form 10-K and in our other securities filings.

     Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client's operations; and, (iii) security consulting and integration services. In October, 1999, we sold our security consulting and integration services operations and entered into a joint marketing program with the acquiror. During 2001, we sold our remaining software applications businesses. On March 23, 2001, we announced our intentions to wind down our operations. On March 27, 2003 we entered into an agreement to sell substantially all of the assets used in our web development, hosting and website maintenance business to Tulix. The Internet Services Division is presented as a discontinued operation. This sale was approved by the stockholders on March 22, 2004 and the company anticipates closing the transaction in the second quarter of 2004.

     On May 22, 2003, we completed the transaction with Eurotech pursuant to which we now license the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. If we complete the Asset Sale to Tulix, our remaining assets will consist of the technologies that we license from Eurotech and the assets related thereto, the cash and accounts receivable of our hosting and website maintenance business that we do not transfer to Tulix, and the note and stock that Tulix issues to us in the Asset Sale. Our liabilities after the completion of the Asset Sale will consist of all liabilities currently reflected on our financial statements other than the liabilities that Tulix assumes from us (and possibly some liabilities that Tulix does assume from us, in the event that we remain obligated for such liabilities despite our attempted assignment of those liabilities to Tulix), as well as any liabilities that we incur in connection with the business associated with the licensed technologies, including the $460,000 that we have borrowed under our credit agreement with McNab LLC, which is one of our preferred stockholders.

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

EKOR

     The Company is currently seeking a commercial partner with whom to manufacture, market sell and deliver EKOR to customers in the European Community. We intend to market EKOR(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we intend to seek affiliations and joint ventures with large prime contractors in the nuclear industry on a project by project basis. While we see opportunities for EKOR and the other technologies, however, we can offer no assurance that our efforts will be successful.

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

     Because HNIPU represents a new class of polymer compounds closely related to polyurethanes, we hope that a variety of products will emerge from the development of variations and improvements to the existing HNIPU binders that have worldwide industrial applications. For this reason, we intend to seek to license HNIPU to large industrial polymer and chemical manufacturers who can sell the various HNIPU binders to international industrial manufacturers. The focus will be to transfer the existing binder product technologies under licensing agreements from the laboratory to the manufacturer. We intend to follow up on existing agreements, current evaluations, and active discussion for HNIPU binder production.

     Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     NET SALES. Net sales for the three month period ended March 31, 2004 were $620. These consisted of the sale of samples of EKOR and HNIPU and were recognized upon shipment of the materials. There were no sales in the first quarter of 2003 as HomeCom had not yet entered into the licensing agreement with Eurotech.

     COST OF SALES. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. The cost of sales for the first quarter of 2004 was $558. There were no cost of sales in the first quarter of 2003 as HomeCom had not yet entered into the licensing agreement with Eurotech.

     GROSS PROFIT. Gross profit was $62 or 10% of sales for the first quarter of 2004. There was no gross profit in the first quarter of 2003 as HomeCom had not yet entered into the licensing agreement with Eurotech.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation's records and reporting in compliance with its status as a public corporation. General and administrative expenses increased from $31,090 in the first quarter of 2003 to $262,566 in the first quarter of 2004. This increase is due to the cost of the Licensed Technologies Division.

     DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $49,311, which represents three months of amortization of the intangible Licensed Technologies, was recognized in the first quarter of 2004.

     OTHER INCOME. There was no income outside of normal operations for the first quarter of 2004. Other income in the first quarter of 2003 consisted of $1,351 in interest earned on money market accounts, and $68,840 in the reversal of accruals related to defaults on leases of capital equipment which were resolved at a lower cost than estimated.

     INTEREST EXPENSE. Interest expense for the first quarter of 2004 consisted of $74,320 in interest charges on the Series B, C, D and E preferred stock, $159,596 in penalty interest on the Series B, C, D and E preferred stock and $7,800 in interest expense on the notes related to the Licensed Technologies Division.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2004, we had an accumulated deficit of $27,886,914 and a working capital deficit of $2,798,300. On March 23, 2001, we announced our intentions to wind down operations. We have entered into an agreement to sell substantially all of the operating assets of our hosting and website maintenance business to Tulix and we have entered into an agreement whereby we license certain technologies from Eurotech. If we complete the Tulix transaction, our primary assets will include cash and accounts receivable that we do not transfer to Tulix, the assets that we license from Eurotech, and the consideration that we receive from Tulix in the Asset Sale (consisting primarily of a secured promissory note for $70,000 (although the amount of this note is subject to adjustment) and shares of common stock of Tulix that, when issued, will represent 15% of the outstanding shares of Tulix common stock).

     On May 22, 2003, we executed a note in favor of one of our preferred shareholders that, as amended, provides that we may borrow up to $460,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances are secured by a security agreement, bear interest at a rate of 10% per annum and mature on December 31, 2004. As of March 31, 2004, we had borrowed $364,000 under this agreement. Since March 31, 2004, we have borrowed another $96,000 from this lender under this agreement.

     On September 30, 2003, we entered into a Private Equity Credit Agreement with Brittany Capital Management LLC ("Brittany"), which also beneficially owns approximately 37.6% of the outstanding shares of our common stock. Pursuant to this agreement, the Company has agreed to issue and sell to Brittany up to $10,000,000 worth of the Company's common stock over the next three years. The Company may sell these shares to Brittany from time to time, in its discretion, subject to certain minimum and maximum limitations. Prior to any sales, however, the Company is required to file a registration statement with, and have such registration statement declared effective by, the Securities and Exchange Commission relating to the shares to be issued. The number of shares of common stock to be purchased by Brittany at any time will be determined by dividing (i) the dollar amount requested by the Company by (ii) the market price of the common stock, less a discount of 9% of the market price. The Company is required to sell at least $1,000,000 worth of common stock to Brittany under the agreement. If the Company does not do so, the agreement provides that the Company will pay penalties to Brittany. The amount of the penalties will equal to 91% of the difference between $1,000,000 (the minimum amount of common stock that the Company is required to sell to Brittany under the agreement) and the amount of common stock actually sold to Brittany during the term of the agreement. The Company has agreed that, no later than December 31, 2004, it will reserve and keep available for issuance a number of shares of common stock sufficient to enable it to fulfill its obligations under this agreement. The agreement provides that the number of shares to be purchased by Brittany in any particular sale shall not exceed a number of shares that would cause Brittany to own more than 9.9% of the then-outstanding shares of common stock. Also, in connection with this agreement, the Company has entered into a Registration Rights Agreement with Brittany pursuant to which the Company has agreed to register, within 150 days after the Company's Certificate of Incorporation is amended to increase the number of authorized shares of common stock to at least 150,000,000 shares, at least 20,000,000 shares of common stock, subject to increases if the number of shares of common stock sold under the Private Equity Credit Agreement exceeds 20,000,000 shares. If, by December 31, 2004, the registration statement has not been declared effective, then the Private Equity Credit Agreement and the Registration Rights Agreement will terminate and the Company will be required to pay Brittany the penalties described above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures

     The Company's management has conducted an evaluation, under the supervision and with the participation of the Company's Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2. Changes in Securities and Use of Proceeds

     On March 22, 2004, the Company held a Special meeting of its Stockholders (the "Special Meeting"). At the Special Meeting, the Company's stockholders approved amendments to the Company's Certificate of Incorporation to, among other things, (i) increase the number of shares of common stock that the Company is authorized to issue from 15,000,000 to 300,000,000; (ii) allow fewer than all of the stockholders to approve actions by written consent without a stockholder meeting; and, (iii) effect a reverse split of the Company's outstanding shares of common stock at a ratio of between 1-for-5 and 1-for-15, if and when (but no later than December 31, 2004) the Board of Directors determines that such a reverse split is in the best interests of the Company.

      At the Special Meeting, the Company's stockholders also approved an amendment to the Certificates of Designations, Preferences and Rights of the Company's Series B, Series C, Series D and Series E preferred stock to delete the mandatory conversion provisions of those series.

     In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock, together with one holder of the Company's Series B Preferred Stock, have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $2.3 million of penalties that may be owed to it in shares of common stock instead of cash. These penalties are attributable to the Company's failure to register the resale of the shares of Common Stock into which those shares of Preferred Stock are convertible, as the Company was required to do by its agreements with the holders of those Preferred Shares.

Item 3. Defaults Upon Senior Securities

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of March 31, 2004, such registration statement has not been declared effective and penalties are owed to the Series B, C, D and E Preferred Stock holders. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. During the quarter ending March 31, 2004, the Company accrued penalties of $159,596 as interest expense. As of March 31, 2004, $2,325,155 has been accrued into accounts payable and accrued expenses for such penalties. Additionally, the outstanding shares of our Series B, C, D, and E Preferred Stock were scheduled to convert automatically into shares of common stock in March 2002, July 2002, September 2002, and April 2003, respectively, pursuant to the Certificates of Designations governing our Series B, C, D, and E Preferred Stock. However, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B, C, D, and E Preferred Stock, we are not in compliance with the requirements of our Certificate of Incorporation. Furthermore, no shares of Series B, C, D, or E Preferred Stock have been converted since the automatic conversion date, and we remain obligated to convert the remaining shares of Series B, C, D, and E Preferred Stock into shares of common stock, although our stockholders have approved amendments to the Certificates of Designations governing our Series B, Series C, Series D and Series E preferred stock to delete these mandatory conversion provisions. See "Item 4 - Submission of Matters to a Vote of Security Holders," below. If the outstanding shares of Series B, C, D, and E Preferred Stock had been converted into shares of common stock on March 31, 2004, we would have been obligated to issue 75,242,801 shares of common stock upon such conversions. In connection with the closing of the transaction with Eurotech, the holders of the Company's Series C, Series D, and Series E Preferred Stock, together with one holder of the Company's Series B Preferred Stock, have agreed to refrain from converting their shares of Preferred Stock into shares of common stock until the Company has amended its Certificate of Incorporation to authorize at least 150,000,000 shares of common stock. In addition, the holder of the outstanding shares of the Company's Series C, Series D and Series E Preferred Stock has agreed to accept payment for approximately $2.3 million of penalties that may be owed to it in shares of common stock instead of cash.

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

     The votes were tabulated as follows;

1.) Approval of the Sale of Assets to Tulix Systems, Inc.
---------------------------------------------------------

                                               Votes      Votes     Abstentions
                               Votes For      Against    Withheld  and Non-Votes
                               ---------      -------    --------  -------------

                               8,256,806       65,460      32,819     6,644,072

2.) Approval of the Proposed Amendment to Change the Name of the Company
------------------------------------------------------------------------

                                               Votes      Votes     Abstentions
                               Votes For      Against    Withheld  and Non-Votes
                               ---------      -------    --------  -------------

                              13,971,531       99,950     174,739       752,937

3.) Proposed Increase in the Number of Authorized Shares of Common Stock
------------------------------------------------------------------------

                                               Votes      Votes     Abstentions
                               Votes For      Against    Withheld  and Non-Votes
                               ---------      -------    --------  -------------

                              13,791,000      428,562      26,658       752,937

4.) Proposed Amendment to Permit Action by the Written Consent of a Majority of Stockholders
-------------------------------------------------------------------------------

                                               Votes      Votes     Abstentions
                               Votes For      Against    Withheld  and Non-Votes
                               ---------      -------    --------  -------------

                               7,864,320      467,207      23,558     6,644,072

5.) Proposed Reverse Split
--------------------------

                                               Votes      Votes     Abstentions
                               Votes For      Against    Withheld  and Non-Votes
                               ---------      -------    --------  -------------

                              13,761,675      471,187      13,358       752,937

6.) Deletion of Mandatory Conversion Provisions
-----------------------------------------------

                                               Votes      Votes     Abstentions
                               Votes For      Against    Withheld  and Non-Votes
                               ---------      -------    --------  -------------
     Series B
     --------
     Common votes              8,187,210      102,156      65,719     6,644,072
     Series B votes               17.813            0           0             0

     Series C
     --------
     Common votes              8,192,210      101,916      60,959     6,644,072
     Series C votes               90.479            0           0             0

     Series D
     --------
     Common votes              8,194,910      101,916      58,259     6,644,072
     Series D votes                1.291            0           0             0

     Series E
     --------
     Common votes              8,193,810       99,816      61,459     6,644,072
     Series E votes               106.35            0           0             0

7.) Election of Directors
-------------------------

                                               Votes      Votes     Abstentions
          Name                 Votes For      Against    Withheld  and Non-Votes
          ----                 ---------      -------    --------  -------------

     Michael Sheppard          13,659,005      76,455                1,005,100
     Timothy Robinson          13,659,005      76,455                1,005,100
     Gia Bokuchava             13,659,005      76,455                1,005,100
     Nino Doijashvili          13,659,005      76,455                1,005,100
     Randolph A. Graves, Jr    13,516,905     218,555                1,005,100

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit No.    Description
     -----------    -----------
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



                                               HOMECOM COMMUNICATIONS, INC.


                                               By: /s/ Timothy R. Robinson
                                               ---------------------------
                                               Name:  Timothy R. Robinson
                                               Title: Executive Vice President,
                                                      Chief Financial  Officer
                                               Date:  May 21, 2004

EXHIBIT INDEX


    Exhibit No.     Description
    -----------     -----------
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