Form 10-Q
period 2004-06-30
GLOBAL MATRECHS, INC.
filed 2004-08-16
CIK 1021226

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2004

/    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-29204
                               ------------------

                              GLOBAL MATRECHS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       58-2153309
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)

                                 90 Grove Street
                                    Suite 202
                              Ridgefield, CT 06877
                    (Address of principal executive offices)

                                 (203) 431-6665
                           (Issuer's telephone number)
                               ------------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X
                                                     ------      -------

         As of August 06, 2004, there were 14,999,157 shares of our common stock, par value $0.0001 per share, outstanding.

================================================================================

                              GLOBAL MATRECHS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                  JUNE 30, 2004

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements............................................3
           Consolidated Balance Sheets.....................................3
           Consolidated Statements of Operations...........................4
           Consolidated Statements of Cash Flows...........................5
           Notes to Unaudited Consolidated Financial Statements............6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................8
Item 3.    Quantitative and Qualitative Disclosure About Market Risk......13
Item 4.    Controls and Procedures........................................13

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings..............................................13
Item 2.    Changes in Securities and Use of Proceeds......................13
Item 3.    Defaults Upon Senior Securities................................14
Item 6.    Exhibits and Reports on Form 8-K...............................14

SIGNATURES................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                              GLOBAL MATRECHS, INC.

                        Consolidated Balance Sheets as of
                       June 30, 2004 and December 31,2003

                                                June 30,           December 31,
                                                  2004                 2003
                                               ----------          -------------
                                              (unaudited)
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $       268           $     71,818
 Note receivable, net                             70,408                   --
 Accounts receivable, net                         18,028                274,418
 Prepaid expenses                                 28,500                 27,257
                                              ----------            -----------
     Total current assets                        117,204                373,493
Furniture, fixtures and equipment
 held for sale                                      --                  105,624
Investment in Tulix                               51,949                   --
Licensed Technology rights, net                  772,541                871,164
                                              ----------            -----------
     Total assets                            $   941,694           $  1,350,281
                                              ==========            ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses       $ 3,176,982           $  2,807,924
                                              ----------            -----------
     Total current liabilities                 3,176,982              2,807,924
Notes payable                                    477,500                255,000
Convertible preferred stock                    6,442,133              6,442,133
                                              ----------            -----------
     Total  liabilities                       10,096,615              9,505,057
                                              ----------            -----------
STOCKHOLDERS' DEFICIT:
 Common stock, $.0001 par value,
  15,000,000 shares authorized,
  14,999,156 shares issued and
  outstanding at June 30, 2004 and
  December 31, 2003                                1,500                  1,500
 Preferred stock, Series H, $.01 par
  value, 13,500 shares authorized,
  13,500 shares issued and outstanding
  at June 30, 2004 and December 31,
  2003, convertible, participating,
  $13,500,000 liquidation value at
  June 30, 2004 and December 31, 2003                135                    135
 Treasury stock, 123,695 shares at June
  30, 2004 and December 31, 2003                  (8,659)                (8,659)
 Additional paid-in capital                   19,228,820             19,228,820
 Accumulated deficit                         (28,436,717)           (27,376,572)
                                              ----------            -----------
     Total stockholder deficit                (9,154,921)            (8,154,776)
                                              ----------            -----------
     Total liabilities and stockholder
     deficit                                 $   941,694           $  1,350,281
                                              ==========            ===========





   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.

                      Consolidated Statements of Operations
            for the Six and Three Months ended June 30, 2004 and 2003

                                    Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                              ---------------------------    ------------------------
                                    2004          2003           2004         2003
                                 ---------     ----------    ------------   ---------
                                                     (unaudited)

Revenues                        $     --     $    7,801    $       620      $     7,801
Cost of revenues                      --          6,708            558            6,708
                                 ---------     --------       --------       ----------
Gross profit                          --          1,093             62            1,093

Operating expenses:
 General and administrative        182,685      106,867        445,251          137,957
 Depreciation and amortization      49,311       16,437         98,622           16,437
                                 ---------     --------       --------       ----------
     Total operating expenses      231,996      123,304        543,873          154,394
                                 ---------     --------       --------       ----------
Operating loss                    (231,996)    (122,211)      (543,811)        (153,301)
Other expenses (income)
 Interest expense                  247,724        1,233        489,440            1,233
 Other income, net                  (3,128)     (19,518)        (3,128)         (89,709)
                                 ---------     --------      ---------       ----------
Loss from continuing operations
 before income taxes              (476,592)    (103,926)    (1,030,123)         (64,825)
Income tax provision (benefit)        --           --             --               --
                                 ---------     --------      ---------       ----------
Loss from continuing operations   (476,592)    (103,926)    (1,030,123)         (64,825)
Income from discontinued
 operatins                          51,174       54,858         94,363          155,480
Loss on disposal of business
 segment                          (124,385)        --         (124,385)            --
                                 ---------     --------      ---------       ----------
Net income (loss)                 (549,803)     (49,068)    (1,060,145)          90,655
Deemed preferred stock dividend       --       (159,597)          --           (336,361)
                                 ---------     --------      ---------       ----------
Loss applicable to common
 shareholders                   $ (549,803)  $ (208,665)   $(1,060,145)     $  (245,706)
                                 =========     ========      =========       ==========

Income (loss) per share -
 basic and diluted:
  Continuing operations         $   (0.032)  $   (0.018)   $    (0.069)     $    (0.027)
  Discontinued operations           (0.005)       0.004         (0.002)           0.010
                                 ---------     --------      ---------       ----------
                                $   (0.037)  $   (0.014)   $    (0.071)     $    (0.016)
                                 =========     ========      =========       ==========

Weighted number of shares
 outstanding                    14,999,157   14,999,157     14,999,157       14,999,157


   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.


                      Consolidated Statements of Cash Flows

                                                     Six Months Ended
                                                          June 30,
                                                   --------------------
                                                      2004            2003
                                                   ----------       --------
                                                          (unaudited)

Cash flows from operating activities:
 Net income (loss)                               $ (1,060,145)     $  90,655
 Adjustments to reconcile net income (loss)
  to cash used in operating activities:
  Amortization                                        101,123           --
  Provision for bad debts                              23,481         14,665
  Loss on sale of division                            124,385           --
 Change in operating assets and liabilities:
  Accounts receivable                                 (25,499)       (28,817)
  Prepaid expenses                                     (1,243)        (6,444)
  Accounts payable and accrued expenses               608,297       (206,866)
                                                  -----------       --------
       Net cash used in operating activities         (229,601)      (136,807)
                                                  -----------       --------

Cash flow from investing activities:
 Investment in Tulix                                  (51,949)          --
 Loan to Tulix                                        (70,000)          --
 Purchase of furniture, fixtures, and equipment          --          (21,929)
                                                  -----------       --------
       Net cash used in investing activities         (121,949)       (21,929)
                                                  -----------       --------

Cash flow from financing activities:
 Issuance of note payable                             280,000        100,000
                                                  -----------       --------
 Net cash provided by  financing activities           280,000        100,000

 Net decrease in cash and cash equivalents            (71,550)       (58,736)
 Cash and cash equivalents at beginning of period      71,818        160,342
                                                  -----------       --------
 Cash and cash equivalents at end of period      $        268      $ 101,606
                                                  ===========       ========
 Supplemental data:
 Non-cash activities:
  Preferred stock issued for acquisition of
   technology licenses                                   --          986,223
  Accrued penalty on preferred stock                     --          319,194
  Beneficial conversion feature                        60,000           --



   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of Global Matrechs, Inc. (the "Company," "we" or "us") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on May 13, 2004.

2. GOING CONCERN MATTERS AND RECENT EVENTS

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of June 30, 2004 of approximately $28.4 million. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern.

         On May 31, 2004, the Company completed the sale of its internet hosting and website maintenance business to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. The Company recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents.

         Mr. Robinson, Dr. Bokuchava, and Dr. Doijashvili have subsequently resigned from the Company and have released the Company from all further employment obligations.

         On May 22, 2003, we executed a note in favor of one of our preferred shareholders, McNab, LLC ("the Holder") that, as amended, provided that we might borrow up to $460,000 for use solely in connection with the technologies that we have licensed from Eurotech. Advances under this agreement, which advances were secured by a security agreement, bore interest at a rate of 10% per annum and were scheduled to mature on December 31, 2004. As of June 30, 2004, we had borrowed $460,000 under this agreement and had accrued $29,476 in interest charges. On July 1, 2004, the Company issued a Convertible Note ("the Note") with a face value of $542,950 which bears an interest rate of 5% per annum and matures on July 1, 2006 in satisfaction and replacement of the original note and all obligations thereunder. The Holder of the Note is entitled at any time, at its option, subject to certain provisions to convert the note into the Company's Common Stock at a rate equal to the lesser of (a) five cents ($0.05) or (b) the Current Market Price, as defined within the Note, multiplied by eighty percent (80%). The Company has the right to redeem the Note at any time by making a cash payment to the Holder in the amount of 130% of the outstanding principal amount of the Note plus any accrued interest. The note contains a beneficial conversion feature which will be recognized by the Company valued at $325,770. This beneficial conversion feature will be amortized over the two year life of the note.

         On June 1, 2004, the Company issued to Brittany Capital Management, LTD ("Brittany") a Convertible Note ("the Note") with a face value of $75,000 which bears an interest rate of 5% per annum and matures on June 1, 2006. As of June 30, 2004 the Company has borrowed $75,000 under this agreement and has accrued $298 in interest. Brittany is entitled at any time, at its option, subject to certain provisions to convert the note into the Company's Common Stock at a rate equal to the lesser of (a) five cents ($0.05) or (b) the Current Market Price, as defined within the Note, multiplied by eighty percent (80%). The Company has the right to redeem the Note at any time by making a cash payment to the Holder in the amount of 130% of the outstanding principal amount of the Note plus any accrued interest. Upon issuance of the note the Company recognized a beneficial conversion feature of $60,000 which is being amortized over the two year life of the note.

3. SEGMENT INFORMATION

         On May 31, 2004 the Company sold substantially all of the remaining assets of the Company's Internet Services segment. With the execution of the licensing agreement with Eurotech on May 22, 2003, and the closing of the sale to Tulix Systems on May 31, 2004, our Licensed Technologies Division is now the Company's only operating segment. The Internet Services segment has been presented as a discontinued operation.

4. BASIC AND DILUTED LOSS PER SHARE

         Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three and six months ended June 30, 2004 and 2003, as it is antidilutive.

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

                                                 For the Three Months
                                                     Ended June 30,
                                                 ---------------------
                                                 2004             2003
                                               -------           -------
Loss applicable to common shareholders:
 As reported                                   (549,803)         (208,665)
 Pro forma                                     (553,528)         (298,794)
Basic and diluted loss per share:
 As reported                                     (0.037)            (0.01)
 Pro forma                                       (0.037)            (0.02)

6. TAXES

         There was no provision for cash payment of income taxes for the three months ended June 30, 2004, as the Company anticipates a net taxable loss for the year ended December 31, 2004.

7. CONVERTIBLE PREFERRED STOCK

         In June 2004, the Company authorized, but did not issue, 490.5 shares of Series I Convertible Preferred Stock, par value $.01 per share. Each Series I share has a stated value of $100 per share and shall be convertible into 10,000 shares of common stock provided, however, that the holder of Series I shares may not convert Series I shares into shares of common stock if the aggregate shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted Series I shares).

          Also in June, the Company entered into a Second Exchange Agreement ("the Exchange Agreement") with Brittany to acquire their holdings of 5,640,000 shares of the Company's Common Stock ("the Securities") for a price of $0.10 per share. In consideration Brittany shall receive shares of the newly issued Series I Convertible Preferred Stock ("Series I"). On the Closing Date, as defined in the agreement, the Company will issue 490.5 shares of Series I in exchange for Brittany surrendering 4.905 million shares of the Securities. In consideration for this Exchange Agreement Brittany agreed to loan the Company $100,000 under a convertible note. As of June 30, 2004 the Company had borrowed $75,000 under this agreement (see note 2).

         As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of June 30, 2004, such registration statement has not been declared effective and penalties are owed. In accordance with the terms of the agreement between the parties, penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. The Company accrued penalties of $159,597 as interest expense during the quarter ending June 30, 2004. As of June 30, 2004, $2,484,752 has been accrued into accounts payable and accrued expenses for such penalties.

         The terms of the Company's Series B, C, D, and E Convertible Preferred Stock provides for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E. This increase in the stated value of the preferred shares has been recorded as interest expense in the amount of $74,320 for the quarter ending June 30, 2004. As of June 30, 2004, $298,913 has been accrued into accounts payable and accrued expenses for such increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements included in this quarterly report on Form 10-Q made by our management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled "Forward Looking Statements - Trends, Risks and Uncertainties." These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

General

         On May 22, 2003, we completed a transaction pursuant to which we now license EKOR(TM), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. Our business now consists exclusively of the marketing of these technologies. Our previous internet services business was sold on May 31, 2004 to Tulix Systems, Inc. and is presented as a discontinued operation.

EKOR(TM)

         We are currently seeking a commercial partner with whom to manufacture, market, sell and deliver EKOR to customers in Europe. We intend to market EKOR(tm)(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we intend to seek affiliations and joint ventures with large prime contractors in the nuclear industry on a project by project basis. While we see opportunities for EKOR(TM) and our other technologies, we can offer no assurance that our efforts will be successful.

HNIPU

         HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. Because of HNIPU's lower permeability and improved chemical resistance, we think that industrial paints and coatings are a potential target market for HNIPU.

         On November 17, 2003, we entered into an agreement with Environmental Friendly Materials, GMBH, a German company, for the manufacture and sale of HNIPU for the European marketplace. Environmental Friendly Materials has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. Environmental Friendly Materials has told us that it anticipates beginning production in the fourth quarter of 2004.

         On July 8, 2004 we announced that we had completed our first phase of marketing and delivering samples of HNIPU. Our marketing partner, Environmental Friendly Materials, has been actively marketing the HNIPU flooring version to about 50 European companies. It has finished delivering the first round of samples for testing to over 20 companies throughout Europe.

         In addition, Environmental Friendly Materials has arranged for the manufacturing facilities in Estonia to support and manufacture the commercial size samples and will fulfill all initial orders. We expect to receive our first responses from the delivered samples shortly. Our first manufacturing trial run will start in August. As Europe tends to be the leader on environmental issues, we see the market entry in this market as a significant milestone. Environmental Friendly Materials has indicated to us that based on the response from their marketing effort, it hopes to start delivering its first orders received in the fourth quarter 2004.

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

Results of Operations

         Three months ended June 30, 2004 and 2003

         Net Sales. Net sales decreased 100% from $7,801 in the quarter ended June 30, 2003 to $0 in the quarter ended June 30, 2004. Revenues in the quarter ended June 30, 2003 consisted of $7,801 in sales of EKOR and are recognized at the time that products are shipped or services are provided.

         Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales decreased from $6,708, or 86.0% of revenues, in the quarter ended June 30, 2003 to $0 in the quarter ended June 30, 2004.

         Gross Profit. Gross profit decreased 100% from $1,093 in the quarter ended June 30, 2003 to $0 in the quarter ended June 30, 2004. This reflects the absence of sales in the quarter ended June 30, 2004.

         General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $106,867 in the quarter ended June 30, 2003 to $182,685 in the quarter ended June 30, 2004. This increase is primarily due to the costs associated with printing, distributing and compiling our proxy statement. Additionally, the figures for the amounts for quarter ended June 30, 2004 represent a full three months of overhead expense, whereas the figures for the quarter ended June 30, 2003 only represent one month because we did not acquire the licensed technologies until May 2003.

         Depreciation and Amortization. Amortization expense of $16,437, which represents one month of amortization of the intangible licensed technologies, was recognized in the quarter ended June 30, 2003. Amortization expense of $49,311, which represents three months of amortization of the intangible licensed technologies, was recognized in the quarter ended June 30, 2004. The difference is due to our intangible assets being amortized for the entire quarter that ended June 30, 2004 as opposed to only one month in the quarter ended June 30, 2003.

         Other Income. Other income in the quarter ended June 30, 2004 consisted of $3,128 in interest charged to Eurotech for late payment of their invoices. Other income in the quarter ended June 30, 2003 consisted of $1,130 in interest earned on money market accounts and $18,388 in the reversal of accruals related to defaults on the lease for our Atlanta offices during the quarter ended September 30, 2001 and other accruals, which were resolved at a lower than we had estimated.

         Interest Expense. Interest expense for the quarter ended June 30, 2004 was of $245,224. It consisted of $74,320 in interest charges on the Series B, C, D and E preferred stock, which represents the accrual of the guaranteed return on these series of preferred stock and $159,597 in penalty interest on the Series B, C, D and E preferred stock for our failure to convert these shares of our preferred stock into shares of our common stock. During the quarter ended June 30, 2004, we also accrued $11,307 in interest expense on the notes related to our licensed technologies division and amortized $2,500 of the beneficial conversion feature of the convertible note issued to Brittany. Interest expense for the quarter ended June 30, 2003 consisted of $1,233 on the notes related to our licensed technologies division. This increase of $243,991 is attributable to our reclassification of our preferred stock and the subsequent treatment of accrued interest.

         Six Months Ended June 30, 2004 and 2003

         Net Sales. Net sales decreased 92.1% from $7,801 in the six months ended June 30, 2003 to $620 in the six months ended June 30, 2004, which consisted of the sale of samples of EKOR and HNIPU and are recognized at the time that products are shipped or services are provided.

         Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales decreased from $6,708, or 86% of revenues, in the six months ended June 30, 2003 to $558, or 90.0% of revenues, in the six months ended June 30, 2004.

         Gross Profit. Gross profit decreased by $1,031 from $1,093 in the first six months of 2003 to $62 in the first six months ended June 30, 2004. Gross profit margins decreased from 14.0% during the six months ended June 30, 2003 to 10.0% during the six months ended June 30, 2004.

         General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and expenses associated with maintaining our status as a public corporation. General and administrative expense increased from $137,957 in the six months ended June 30, 2003 to $445,251 in the six months ended June 30, 2004. This increase is primarily due to the costs of preparing, printing, distributing, and tallying our annual proxy statement, and our legal and consulting fees. Additionally, we incurred costs during the entire six months ended June 30, 2004 whereas we only incurred costs for one month during the six months ended June 30, 2003 as we did not acquire the licenses technologies until May 2003.

         Depreciation and Amortization. During the six months ended June 30, 2004, we recognized amortization expense of $98,622, which represents six months of amortization of our intangible licensed technologies. During the six months ended June 30, 2003, we recognized amortization expense of $16,437, which represents one month of amortization of the intangible licensed technologies. The increase is due to our intangible assets being amortized for a full six months during the six months ended June 30, 2004 as opposed to only one month during the six months ended June 30, 2003.

         Other Income. Other income in the six months ended June 30, 2004 consisted of $3,128 in interest charged to Eurotech for late payment of their invoices. Other income in the six months ended June 30, 2003 consisted of $2,481 in interest earned on money market accounts, $18,388 in the reversal of accruals related to defaults on the lease of our Atlanta offices during the quarter ended September 30, 2001, and $68,840 in the reversal of accruals related to defaults on leases of capital equipment during the quarter ended September 30, 2001, which were resolved at a cost lower than we had estimated.

         Interest Expense. Interest expense for the six months ended June 30, 2004 was $486,940. It consisted of $148,640 in interest charges on the Series B, C, D and E preferred stock, which represents the accrual of the guaranteed return on these series of preferred stock, $319,193 in penalty interest on the Series B, C, D and E preferred stock for our failure to convert these shares of our preferred stock to shares of our common stock and $19,107 in interest expense on the notes related to our licensed technologies division and amortized $2,500 of the beneficial conversion feature of the convertible note issued to Brittany. Interest expense for the six months ended June 30, 2003 consisted of $1,233 on the notes related to our licensed technologies division. This increase of $485,707 is attributable to our reclassification of our preferred stock and the subsequent treatment of accrued interest.

Liquidity and Capital Resources

         Our sources of capital are extremely limited. We have incurred operating losses since inception and as of June 30, 2004, we had an accumulated deficit of $28,436,717 and a working capital deficit of $3,060,046.

         On September 30, 2003, we entered into a private equity credit agreement with Brittany Capital Management LLC. We have agreed to issue and sell to Brittany up to $10,000,000 of our common stock over the next three years. We may sell these shares to Brittany Capital Management, in our discretion, subject to certain minimum and maximum limitations. Prior to any sales, however, we are required to file a registration statement with, and have such registration statement declared effective by, the Securities and Exchange Commission covering the shares to be issued. The number of shares of common stock to be purchased by Brittany Capital Management at any time will be determined by dividing (i) the dollar amount requested by us by (ii) the market price of our common stock, less a discount of 9% of the market price. We are required to sell at least $1,000,000 worth of common stock to Brittany. If we do not, we will pay penalties to Brittany. The amount of the penalties will equal to 91% of the difference between $1,000,000 (the minimum amount of our common stock that we are required to sell to Brittany Capital Management) and the amount of common stock actually sold to Brittany Capital Management. We have agreed that, no later than December 31, 2005, we will reserve, and keep available for issuance, a number of shares of our common stock sufficient to enable us to fulfill our obligations to Brittany Capital Management. The number of shares to be purchased by Brittany Capital Management, in any particular sale, shall not exceed a number of shares that would cause Brittany Capital Management to own more than 9.9% of the then-outstanding shares of our common stock. Also, we have entered into a registration rights agreement with Brittany Capital Management pursuant to which we have agreed to register, within 150 days after we amend our certificate of incorporation to increase the number of authorized shares of our common stock to at least 150,000,000 shares, at least 20,000,000 shares of our common stock. If, by December 31, 2005, the registration statement has not been declared effective, then the private equity credit agreement and the registration rights agreement will terminate and we will be required to pay Brittany Capital Management the penalties described above.

     In June 2004 we entered into a Second Exchange Agreement with Brittany to acquire their holdings of 5,640,000 shares of our common stock for a price of $0.10 per share. In consideration Brittany shall receive shares of the newly issued Series I Convertible Preferred Stock. On the Closing Date, as defined in the agreement, we will issue 490.5 shares of Series I in exchange for Brittany surrendering 4.905 million shares of the Securities. In consideration for this Exchange Agreement Brittany agreed to loan the Company $100,000 under a convertible note. As of June 30, 2004 we had borrowed $75,000 under this agreement (see note 2 to the financial statements).

         We can provide no assurance that the financing sources described above, or any other financing that we may obtain in the future (if we are able to obtain financing from any other sources, and we can provide no assurances that we will be able to obtain any such financing), will enable us to sustain our operations. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. The financial statements included herein have been prepared assuming we are a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our management has evaluated, under the supervision and with the participation of our president and chief executive officer and acting chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our president and chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

         The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

         During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

         We are not a party to any material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2.    Changes in Securities and Use of Proceeds

         In June 2004, we authorized, but did not issue, 460.5 shares of Series I convertible preferred stock. We entered into a second exchange agreement with Brittany Capital Management to acquire 4,905,000of their 5,640,000 shares of our common stock for a price of $0.10 per share and 490.5 shares of our Series I convertible preferred stock. Each share of Series I convertible preferred stock converts into 10,000 shares of our common stock. The Series I terms prohibit any person from beneficially owning more than 9.9% of the then outstanding shares of our common stock following a conversion. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

         In June 2004, we issued a convertible note to Brittany Capital Management in the amount of $75,000. The note converts into shares of our common stock based on a conversion price equal to the lower of $0.05 per share or 80% of the average of our closing bid prices for the five days preceding the conversion date. The terms of the convertible note prohibit any person from beneficially owning more than 9.9% of the then outstanding shares of our common stock following a conversion. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Item 3.    Defaults Upon Senior Securities

         As a requirement of the private placements of our Series B, C, D and E convertible preferred stock, we were obligated to file, and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of our common stock issuable upon conversion of the Series B, C, D and E convertible preferred stock. As of June 30, 2004, such registration statement has not been declared effective and penalties are owed to the holders of our Series B, C, D and E convertible preferred stock. Penalties accrue at a percentage of the purchase price of the unregistered securities per 30 day period. During the quarter ending June 30, 2004, we accrued penalties of $159,597 as interest expense. As of June 30, 2004, an aggregate of $2,484,752 has been accrued into accounts payable and accrued expenses for such penalties. The holder of our Series C, D and E preferred stock have agreed to accept payment for these penalties in shares of our common stock instead of cash.

         Our Series B, C, D, and E convertible preferred stock provides for a guaranteed return on the unconverted shares of 5% for Series B, 6% for Series C and D, and 8% for Series E. This increase in the stated value of the preferred shares has been recorded as interest expense in the amount of $74,320 for the quarter ending June 30, 2004. As of June 30, 2004, $298,913 has been accrued into accounts payable and accrued expenses for such increases.

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

    Exhibit No.             Description
    -----------             ------------

      3.1 Certificate of designations, preferences and rights of Series I Convertible Preferred Stock
     10.1 Second Exchange Agreement with Brittany Capital Management Ltd. dated June , 2004
     10.2 Convertible Note issued to Brittany Capital Management, Ltd. dated June 1, 2004
     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

         On June 15, 2004, we filed a current report on Form 8-K, pursuant to Items 2,5 and 7, which reported (i) the sale of the assets of the internet services division to Tulix Systems, Inc., (ii) the change of our name to Global Matrechs, Inc., (iii) the increase the number of authorized shares of our common stock from 15,000,000 to 300,000,000,
         (iv) the change to our certificate of incorporation to permit stockholder action to be taken without a meeting, and amend the Certificates(v) the amendments to our certificates of designations, preferences and rights of our Series B, C, D and E preferred stock to delete the mandatory conversion provisions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLOBAL MATRECHS, INC.


                                    By:  /s/ Michael Sheppard
                                             ----------------------------------
                                    Name:    Michael Sheppard
                                    Title:   President, Chief Executive Officer,
                                             and Acting Chief Financial Officer
                                    Date:    August 16, 2004

                                  EXHIBIT INDEX



    Exhibit No.             Description
    -----------             -----------

      3.1 Certificate of designations, preferences and rights of Series I Convertible Preferred Stock
     10.1 Second Exchange Agreement with Brittany Capital Management Ltd. dated June , 2004
     10.2 Convertible Note issued to Brittany Capital Management, Ltd. dated June 1, 2004
     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002