Form 10-Q/A
period 2004-06-30
GLOBAL MATRECHS, INC.
filed 2004-09-03
CIK 1021226

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q/A
                               ------------------

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

                                   FORM 10-Q/A

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

SIGNATURES................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                              GLOBAL MATRECHS, INC.

                        Consolidated Balance Sheets as of
                       June 30, 2004 and December 31,2003

                                                June 30,           December 31,
                                                  2004                 2003
                                               ----------          -------------
                                              (unaudited)
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $       268           $     71,818
 Note receivable, net                             70,408                   --
 Accounts receivable, net                         18,028                274,418
 Prepaid expenses                                 28,500                 27,257
                                              ----------            -----------
     Total current assets                        117,204                373,493
Furniture, fixtures and equipment
 held for sale                                      --                  105,624
Investment in Tulix                               51,949                   --
Licensed Technology rights, net                  772,541                871,164
                                              ----------            -----------
     Total assets                            $   941,694           $  1,350,281
                                              ==========            ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses       $ 3,176,982           $  2,807,924
                                              ----------            -----------
     Total current liabilities                 3,176,982              2,807,924
Notes payable                                    477,500                255,000
Convertible preferred stock                    6,442,133              6,442,133
                                              ----------            -----------
     Total  liabilities                       10,096,615              9,505,057
                                              ----------            -----------
STOCKHOLDERS' DEFICIT:
 Common stock, $.0001 par value,
  15,000,000 shares authorized,
  14,999,156 shares issued and
  outstanding at June 30, 2004 and
  December 31, 2003                                1,500                  1,500
 Preferred stock, Series H, $.01 par
  value, 13,500 shares authorized,
  13,500 shares issued and outstanding
  at June 30, 2004 and December 31,
  2003, convertible, participating,
  $13,500,000 liquidation value at
  June 30, 2004 and December 31, 2003                135                    135
 Treasury stock, 123,695 shares at June
  30, 2004 and December 31, 2003                  (8,659)                (8,659)
 Additional paid-in capital                   19,288,820             19,228,820
 Accumulated deficit                         (28,436,717)           (27,376,572)
                                              ----------            -----------
     Total stockholder deficit                (9,154,921)            (8,154,776)
                                              ----------            -----------
     Total liabilities and stockholder
     deficit                                 $   941,694           $  1,350,281
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

Item 2.    Changes in Securities and Use of Proceeds

         In June 2004, we authorized, but did not issue, 490.5 shares of Series I convertible preferred stock. We entered into a second exchange agreement with Brittany Capital Management to acquire 4,905,000of their 5,640,000 shares of our common stock for a price of $0.10 per share and 490.5 shares of our Series I convertible preferred stock. Each share of Series I convertible preferred stock converts into 10,000 shares of our common stock. The Series I terms prohibit any person from beneficially owning more than 9.9% of the then outstanding shares of our common stock following a conversion. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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
                                    Date:    September 3, 2004

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