Form 10-Q
period 2004-09-30
GLOBAL MATRECHS, INC.
filed 2004-11-15
CIK 1021226

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

         For the quarterly period ended:  September 30, 2004

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

         As of November 5, 2004, there were 19,005,507 shares of our common stock, par value $0.0001 per share, outstanding.

================================================================================

                              GLOBAL MATRECHS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                               September 30, 2004

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.............................................3
           Consolidated Balance Sheets......................................3
           Consolidated Statements of Operations............................4
           Consolidated Statements of Cash Flows............................5
           Notes to Unaudited Consolidated Financial Statements.............6
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9
Item 3.    Controls and Procedures.........................................13

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings...............................................14
Item 2.    Unregistered Sales of equity Securities and Use of Proceeds.....14
Item 3.    Defaults Upon Senior Securities.................................14
Item 6.    Exhibits........................................................14

SIGNATURES.................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                              GLOBAL MATRECHS, INC.

   Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

                                                 September 30,      December 31,
                                                     2004               2003
                                                 ------------      -------------
                                                  (unaudited)
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $         74     $     71,818
 Note receivable, net                                  71,633               --
 Accounts receivable, net                                  --           274,418
 Prepaid expenses                                      41,250            27,257
                                                  -----------      -------------
     Total current assets                             112,957           373,493
Furniture, fixtures and equipment held for sale            --           105,624
Investment in Tulix                                    51,949                --
Licensed Technology rights, net                       723,230           871,164
                                                  -----------      -------------
     Total assets                                $    888,136     $   1,350,281
                                                  ===========      =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $  3,306,729     $   2,807,924
                                                  -----------      -------------
     Total current liabilities                      3,306,729         2,807,924
Notes payable                                         380,851           255,000
Convertible preferred stock                         6,433,333         6,442,133
                                                  -----------      -------------
     Total  liabilities                            10,120,913         9,505,057
STOCKHOLDERS' DEFICIT:
 Common stock, $.0001 par value, 300,000,000
  shares authorized, 11,018,529 shares issued
  and outstanding at September 30, 2004 and
  14,999,156 shares issued issued and
  outstanding at December 31, 2003                      1,103            1,500
 Preferred stock, Series H, $.01 par value,
  13,500 shares authorized, 13,500 shares issued
  and outstanding at September 30, 2004 and
  December 31, 2003, convertible, participating,
  $13,500,000 liquidation value at September 30,
  2004 and December 31, 2003                              135              135
 Preferred stock, Series I, $.01 par value, 490.5
  shares authorized, 490.5 shares issued and
  outstanding at September 30, 2004, convertible,
  participating, $49,050 liquidation value at
  September 30, 2004                                        5                --
 Treasury stock, 5,028,695 shares at September 30,
  2004 and 123,695 at December 31, 2003              (327,484)           (8,659)
 Additional paid-in capital                        19,934,134        19,228,820
 Accumulated deficit                              (28,840,670)      (27,376,572)
                                                  -----------      -------------
     Total stockholder deficit                     (9,232,777)       (8,154,776)
                                                  -----------      -------------
     Total liabilities and stockholder deficit   $    888,136     $   1,350,281
                                                  ===========      =============




   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.

                      Consolidated Statements of Operations
              for the Nine Months ended September 30, 2004 and 2003

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------       ------------------
                                    2004        2003         2004       2003
                                   ------      ------       ------     ------
                                                   (unaudited)

Revenues                        $      -- $       445  $       620  $     8,246
Cost of revenues                       --       1,990          558        8,698
                                  -------      ------      -------    ---------
Gross profit                           --      (1,545)          62         (452)

Operating expenses:
 General and administrative       153,865      64,834      599,116      202,791
 Depreciation and amortization     49,311      49,311      147,933       65,748
                                  -------      ------       ------      -------
     Total operating expenses     203,176     114,145      747,049      268,539
                                  -------     -------      -------     --------
Operating loss                   (203,176)   (115,690)    (746,987)    (268,991)
Other expenses (income)
 Interest expense                 202,947     238,499      692,387      239,732
 Other income, net                 (2,170)     (1,039)      (5,298)     (90,748)
                                  -------     -------    ---------     --------
Loss from continuing operations
 before income taxes             (403,953)   (353,150)  (1,434,076)    (417,975)
Income tax provision (benefit)         --          --           --           --
                                  -------     -------    ---------     --------
Loss from continuing operations  (403,953)   (103,926)  (1,434,076)    (417,975)
Income from discontinued
 operations                            --      17,571       94,363      173,051
Loss on disposal of business
 segment                               --          --     (124,385)          --
Cumulative effect of change in
 accounting principle                  --    (802,730)          --     (802,730)
                                  -------   ---------    ---------     --------
Net income                       (403,953) (1,138,309)  (1,464,098)  (1,047,654)
Deemed preferred stock dividend        --          --           --     (336,361)
Loss applicable to common
 shareholders                   $(403,953)$(1,138,309) $(1,464,098) $(1,384,015)
                                 ========  ==========   ==========   ===========
Income (loss) per share -
 basic and diluted:
  Continuing operations         $  (0.027)  $  (0.023)   $  (0.130)   $  (0.050)
  Discontinued operations              --       0.001       (0.003)       0.012
  Cumulative effect of a
  change in accounting
  principle                            --      (0.054)          --       (0.054)
                                  -------   ---------    ---------     ---------
                                $  (0.027)  $  (0.076)   $  (0.133)   $  (0.092)
                                 ========  ==========   ==========   ===========

Weighted number of shares
 outstanding                   14,926,337  14,999,157   14,926,337   14,999,157



   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.


                      Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2004 and 2003

                                                   Nine Months Ended
                                                    September 30,
                                                   -----------------
                                                   2004         2003
                                                  ------       ------
                                                      (unaudited)

Cash flows from operating activities:
 Net loss                                       $(1,464,098)  $(1,047,654)
 Adjustments to reconcile net (loss)
  to cash used in operating activities:
 Cumulative effect of a change in
  accounting principle                                   --       802,730
 Amortization                                       198,655            --
 Provision for bad debts                             42,454        23,054
 Loss on sale of division                           124,385            --
 Change in operating assets and liabilities:
 Accounts receivable                                (27,669)      (38,844)
 Prepaid expenses                                   (13,993)      (21,671)
 Convertible preferred stock                         (8,800)
 Accounts payable and accrued expenses              738,344        54,756
                                                 ----------      ---------
 Net cash used in operating activities             (410,722)     (227,629)
                                                 ----------      ---------
Cash flow from investing activities:
 Investment in Tulix                                (51,949)           --
 Loan to Tulix                                      (70,000)           --
 Purchase of furniture, fixtures, and
  equipment                                              --       (21,929)
                                                 ----------      ---------
Net cash used in investing activities              (121,949)      (21,929)
                                                 ----------      ---------
Cash flow from financing activities:
 Issuance of common shares                               27            --
 Issuance of note payable                           460,900       175,000
                                                 ----------      ---------
Net cash provided by  financing activities          460,927       175,000
                                                 ----------      ---------
Net decrease in cash and cash equivalents           (71,744)      (74,558)
 Cash and cash equivalents at beginning
  of period                                          71,818       160,342
                                                 ----------      ---------
 Cash and cash equivalents at end of period     $        74   $    85,784
                                                 ==========      ==========
 Supplemental data:

 Non-cash activities:
  651,080 shares of common stock were issued as payment to ECON Investor Relations, Inc.
   on September 24, 2004
  On September 13, 2004, 0.44 shares of Series
   C Preferred Stock were converted into 273,292 shares of Common Stock



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

2. GOING CONCERN MATTERS AND RECENT EVENTS

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of September 30, 2004 of approximately $28.8 million. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern.

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


         On May 22, 2003, we issued a 10 % secured promissory note in the principal amount of $460,000 to McNab, LLC .The note matures on December 31, 2004. We were obligated to use the money for use solely in connection with the technologies that we license from Eurotech. On July 1, 2004 we issued a 5% Convertible Note with a face value of $542,950 and matures on July 1, 2006 in satisfaction and replacement of the original note. McNab is entitled to convert the note into our common stock at a rate the equal to the lessor of $0.05 or 80%. Of our current market price, as defined in the note. We have the right to redeem the Note at 130% of the outstanding principal plus any accrued interest. The note contains a beneficial conversion feature which we will recognize and value at $325,770. This beneficial conversion feature is being amortized over the two year life of the note.

         On June 1, 2004, we issued to Brittany Capital Management, LTD a 5% convertible note in the principal amount of $75,000 and matures on June 1, 2006. As of September 30, 2004 , we borrowed $75,000 and had accrued $1,243 in interest. Brittany is entitled to convert the note into our common stock at a rate equal to the lesser of $0.05 or 80% of our current market price, as defined in the note. We have the right to redeem the note by paying 130% of the outstanding principal plus any accrued interest. Upon issuance of the note, we recognized a beneficial conversion feature of $60,000, which is being amortized over the two-year life of the note.

         In September 2004 an aggregrate of .44 shares of our preferred stock were converted into 273,292 shares of our common stock. In October 2004 an aggregrate of 10.05 shares of our preferred stock were converted into 5,605,529 shares of our common stock. In November 2004 an aggregrate of .58 shares of our preferred stock were converted into 477,319 shares of our common stock. Additionally, 403,978 shares of Common Stock were issued for interest on conversions which took place in September and October.

         On October 19, 2004, we entered into a securities purchase agreement with Southridge Partners LP. Southridge purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $250,000 and we issued a warrant to purchase 10,000,000 shares of our common stock. On October 21, 2004, we entered into a securities purchase agreement with Dean M. DeNuccio. Mr DeNuccio purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $25,000 and we issued a warrant to purchase 1,00,000 shares of our common stock On November 5, 2004, we entered into a securities purchase agreement with Colonial Fund LLC. Colonial purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $50,000 and we issued a warrant to purchase 2,000,000 shares of our common stock.

         Each of these promissory notes are convertible into shares of our common stock at a conversion price of $0.02 and each of the warrants are exercisable for $0.025 per share of our common stock. The promissory notes mature in two years and the warrants expire in five years. Should our common stock fall below $0.03 cents for ten consecutive trading days, any holder of these notes may force prepayment at 140% of the principle amount plus interest. Conversion and exercise rights are restricted in that any of these holders of our notes or warrants may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock.

3. SEGMENT INFORMATION

         On May 31, 2004 we sold substantially all of our remaining assets of our internet services segment. With the execution of the licensing agreement with Eurotech on May 22, 2003, and the closing of this sale to Tulix Systems on May 31, 2004, our licensed technologies division is now our only operating segment. The internet services segment has been presented as a discontinued operation.

4. BASIC AND DILUTED LOSS PER SHARE

         Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. The effect of the Company's stock options and convertible securities is excluded from the computations for the three and nine months ended September 30, 2004 and 2003, as it is antidilutive.

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

                                                   For the Three Months
                                                   Ended September 30,
                                                   ---------------------
                                                    2004          2003
                                                   -------       -------

Loss applicable to common shareholders:
 As reported                                      (403,953)   (1,138,309)
 Pro forma                                        (407,678)   (1,226,438)
Basic and diluted loss per share:
 As reported                                        (0.027)       (0.076)
 Pro forma                                          (0.027)       (0.082)


6.       TAXES

         There was no provision for cash payment of income taxes for the three months ended September 30, 2004, as the Company anticipates a net taxable loss for the year ended December 31, 2004.

7. CONVERTIBLE PREFERRED STOCK

         In June, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company's common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each shares of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000 . As of September 30, 2004, the Company had borrowed $75,000.

         As a requirement of the private placements of the Company"s Series B, C, D and E convertible preferred stock, the Company was obligated to file and have declared effective, within a specified period of time, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E preferred stock. Since the Company failed to file and have declared effective a registration statement, penalty interest was accruing. Penalties accrued at a percentage of the purchase price of the unregistered securities per 30 day period until August 15, 2004. On August 15, 2004, the holders of the shares of preferred stock agreed to suspend the accrual of any additional penalty interest. The Company accrued penalties of $79,799 as interest expense during the quarter ending September 30, 2004. As of August 15, 2004, when interest charges ceased, $2,564,551 had been accrued into accounts payable and accrued expenses for such penalties.

         The terms of the Company's Series B, C, D, and E Convertible Preferred Stock provides for a guaranteed return on unconverted shares of 5% for the Series B preferred stock, 6% for the Series C and Series D preferred stock, and 8% for the Series E preferred stock. This increase in the stated value of the preferred shares has been recorded as interest expense in the amount of $66,241 for the quarter ending September 30, 2004. As of September 30, 2004, $365,154 has been accrued into accounts payable and accrued expenses for such increases.

         In September 2004, a total of ,44 shares of preferred stock were converted into 273,292 shares of common stock. In October 2004, a total of 10.05 shares of preferred stock were converted into 5,605,529 shares of common stock. As of November 15th 2004, a total of .58 shares of preferred stock were converted into 477,319 shares of common stock.

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

EKOR(TM)

         We are currently seeking a commercial partner with whom to manufacture, market, sell and deliver EKOR(TM) to customers in Europe. We intend to market EKOR(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we intend to seek affiliations and joint ventures with large prime contractors in the nuclear industry on a project by project basis. While we see opportunities for EKOR(TM) and our other technologies, we can offer no assurance that our efforts will be successful.

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

         In addition, Environmental Friendly Materials has arranged for manufacturing facilities in Estonia and Israel to support and manufacture the commercial size samples and will fulfill all initial orders. We expect to receive our first responses from the delivered samples by the first quarter 2005. Our first manufacturing trial run was completed in the third quarter and was successful. As Europe tends to be the leader on these environmental issues, we see the market entry in this market as a significant milestone. Environmental Friendly Materials has indicated to us that based on the response from their marketing effort, it hopes to start delivering its first orders received late in the fourth quarter 2004 or early 2005.

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

Results of Operations

         Three months ended September 30, 2004 and 2003

         Net Sales. Net sales decreased 100% from $445 in the quarter ended September 30, 2003 to $0 in the quarter ended September 30, 2004. Revenues in the quarter ended September 30, 2003 consisted of $445 in sales of EKOR and are recognized at the time that products are shipped or services are provided.

         Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales decreased from $1,990, or 447.2% of revenues, in the quarter ended September 30, 2003 to $0 in the quarter ended September 30, 2004.

         Gross Profit. Gross profit decreased 100% from a loss of $1,545 in the quarter ended September 30, 2003 to $0 in the quarter ended September 30, 2004. This reflects the absence of sales in the quarter ended September 30, 2004.

         General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $64,834 in the quarter ended September 30, 2003 to $153,865 in the quarter ended September 30, 2004. This represents an increase of 137.3%. This increase is primarily due to increased fees being paid to consultants and attorneys to put the Company's long term financing in place and a charge of $18,973 taken as a bad debt reserve for receivables from Eurotech.

         Depreciation and Amortization. Amortization expense of $49,311, which represents three months of amortization of the intangible licensed technologies, was recognized in the quarter ended September30, 2003. Amortization expense of $49,311, which represents three months of amortization of the intangible licensed technologies, was recognized in the quarter ended September 30, 2004.

         Other Income. Other income in the quarter ended June 30, 2004 consisted of $2,170 in interest charged to Tulix and Haines Avenue for interest on their respective notes. Other income in the quarter ended September 30, 2003 consisted of $1,039 in interest earned on money market accounts. This represents an increase of 108.9%.

         Interest Expense. Interest expense for the quarter ended September 30, 2004 was of $202,947. It consisted of $66,241 in interest charges on the Series B, C, D and E preferred stock, which represents the accrual of the guaranteed return on these series of preferred stock and $79,799 in penalty interest on the Series B, C, D and E preferred stock for our failure to convert these shares of our preferred stock into shares of our common stock. During the quarter ended September 30, 2004, we also accrued $8,686 in interest expense on the notes related to our licensed technologies division and amortized $48,221 of the beneficial conversion feature of the convertible note issued to Brittany and McNab. Interest expense for the quarter ended September 30, 2003 was $238,499 which consisted primarily of $159,597 in penalty interest on B, C, D, and E preferred stock and $75,137 in interest representing the guaranteed return on the preferred stock. This decrease of $35,552, or 14.9%, is primarily attributable the discontinuation of penalty interest charges.

         Nine Months Ended September 30, 2004 and 2003

         Net Sales. Net sales decreased 92.5% from $8,246 in the nine months ended September 30, 2003 to $620 in the nine months ended September 30, 2004. Sales consisted of samples of EKOR and HNIPU and are recognized at the time that products are shipped or services are provided.

         Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales decreased 93.6% from $8,698, or 105.5% of revenues, in the nine months ended September 30, 2003 to $558, or 90.0% of revenues, in the nine months ended September 30, 2004.

         Gross Profit. Gross profit increased by $514 from a loss of $452 in the nine months ended September 30, 2003 to a profit of $62 in the nine months ended September 30, 2004. Gross profit margins increased from -5.5% during the nine months ended September 30, 2003 to 10.0% during the nine months ended September 30, 2004.

         General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and expenses associated with maintaining our status as a public corporation. General and administrative expense increased 195.4%, from $202,791 in the nine months ended September 30, 2003 to $599,116 in the nine months ended September 30, 2004. This increase is primarily due to the costs of preparing, printing, distributing, and tallying our annual proxy statement, and our legal and consulting fees. Additionally, we incurred costs during the entire nine months ended September 30, 2004 whereas we only incurred costs for four months during the nine months ended September 30, 2003 as we did not acquire the licenses technologies until May 2003.

         Depreciation and Amortization. During the nine months ended September 30, 2004, we recognized amortization expense of $147,933, which represents nine months of amortization of our intangible licensed technologies. During the nine months ended September 30, 2003, we recognized amortization expense of $65,748, which represents four months of amortization of the intangible licensed technologies. The increase of 125.0% is due to our intangible assets being amortized for a full nine months during the nine months ended September 30, 2004 as opposed to only four months during the nine months ended September 30, 2003.

         Other Income. Other income in the nine months ended September 30, 2004 consisted of $3,128 in interest charged to Eurotech for late payment of their invoices and $2,170 in interest charged to Tulix and Haines Avenue for interest on their respective notes. Other income in the nine months ended September 30, 2003 consisted of $3,520 in interest earned on money market accounts, $18,388 in the reversal of accruals related to defaults on the lease of our Atlanta offices during the quarter ended September 30, 2001, and $68,840 in the reversal of accruals related to defaults on leases of capital equipment during the quarter ended September 30, 2001, which were resolved at a cost lower than we had estimated. This represents a decrease of 94.1%.

         Interest Expense. Interest expense for the nine months ended September 30, 2004 was $692,387. It consisted of $214,881 in interest charges on the Series B, C, D and E preferred stock, which represents the accrual of the guaranteed return on these series of preferred stock, $398,992 in penalty interest on the Series B, C, D and E preferred stock for our failure to convert these shares of our preferred stock into shares of our common stock and $27,793 in interest expense on the notes related to our licensed technologies division and amortization expense of $50,721 for the beneficial conversion features of the convertible notes issued to Brittany and McNab. Interest expense for the nine months ended September 30, 2003 consisted of $4,998 in interest charges on the notes related to our licensed technologies division, $75,137 in interest charges on the Series B, C, D, and E preferred stock and $159,597 in penalty interest. This increase of $452,655, or 188.8%, is primarily attributable to our reclassification of our preferred stock and the subsequent treatment of accrued interest.

Liquidity and Capital Resources

         Our sources of capital are extremely limited. We have incurred operating losses since inception and as of September 30, 2004, we had an accumulated deficit of $28,840,670 and a working capital deficit of $3,235,022.

         On September 30, 2003, we entered into a private equity credit agreement with Brittany Capital Management LLC. We have agreed to issue and sell to Brittany up to $10,000,000 of our common stock over the next three years. We may sell these shares to Brittany Capital Management, in our discretion, subject to certain minimum and maximum limitations. Prior to any sales, however, we are required to file a registration statement with, and have such registration statement declared effective by, the SEC covering the shares to be issued. On September 15, 2004, we filed a registration statement on Form SB-2 with the Securities Exchange Commission to register 25,651,000 shares of our common stock for resale by Brittany and Econ Investor Relations, however, the registration statement has not been declared effective by the SEC. The number of shares of common stock to be purchased by Brittany Capital Management at any time will be determined by dividing (i) the dollar amount requested by us by (ii) the market price of our common stock, less a discount of 9% of the market price. We are required to sell at least $1,000,000 worth of common stock to Brittany. If we do not, we will pay penalties to Brittany. The amount of the penalties will equal to 91% of the difference between $1,000,000 (the minimum amount of our common stock that we are required to sell to Brittany Capital Management) and the amount of common stock actually sold to Brittany Capital Management. The number of shares to be purchased by Brittany Capital Management, in any particular sale, shall not exceed a number of shares that would cause Brittany Capital Management to own more than 9.9% of the then-outstanding shares of our common stock.

     In June 2004 we entered into a second exchange agreement with Brittany to acquire certain of their shares of our common stock at a price of $0.10 per share. On September 22, 2004, we issued 490.5 shares of our Series I convertible preferred stock to Brittany in exchange for Brittany's surrender of 4,905,000 shares of our common stock.. In addition Brittany agreed to loan us $100,000 under a convertible note. As of September 30, 2004 we had borrowed $75,000 under this agreement (see note 2 to the financial statements).

         On October 19, 2004,we entered into a securities purchase agreement with Southridge Partners LP. Southridge purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $250,000 and we issued it a warrant to purchase 10,000,000 shares of our common stock. On October 21, 2004, we entered into a securities purchase agreement with Dean M. DeNuccio. Mr. DeNuccio purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $25,000 and we issued to Mr. DeNuccio a warrant to purchase 1,000,000 shares of our common stock. On November 5, 2004, we entered into a securities purchase agreement with Colonial Fund, LLC. Colonial purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $50,000 and we issued it a warrant to purchase 2,000,000 shares of our common stock.

         Each of these promissory notes are convertible into shares of our common stock at a conversion price of $0.02 and each of the warrants are exercisable for $0.025 per share of our common stock. The promissory notes mature in two years and the warrants expire in five years. Should our common stock fall below $0.03 cents for ten consecutive trading days, any holder of these notes may force prepayment at 140% of the principle amount plus interest. Conversion and exercise rights are restricted in that any of these note or warrant holders may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of our common stock.

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

Changes in Internal Control over Financial Reporting

         During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

         We are not a party to any material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

Item 2.    Unregistered sales of Equity  Securities and Use of Proceeds

         On November 11, 2004, we entered into a securities purchase agreement with Deer Creek. Deer Creek purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $50,000 and we issued it a warrant to purchase 2,000,000 shares of our common stock. The promissory note is convertible into shares of our common stock at a conversion price of $0.02 and the warrant is exercisable for $0.025 per share of our common stock. The promissory note matures in two years and the warrant expire in five years. Should our common stock fall below $0.03 cents for ten consecutive trading days, Deer Creek may force prepayment at 140% of the principle amount plus interest. Conversion and exercise rights are restricted in that Deer Creek may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of common stock.

Item 3.    Defaults Upon Senior Securities

         As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. , Penalties accrued at a percentage of the purchase price of the unregistered securities per 30 day period until August 15, 2004. On August 15, 2004, the holders of the shares of our preferred stock agreed to suspend the accrual of any additional penalty interest. The Company accrued penalties of $79,799 as interest expense during the quarter ending September 30, 2004. As of August 15, 2004, when interest charges ceased, $2,564,551 had been accrued into accounts payable and accrued expenses for such penalties.

Item 6.    Exhibits

     (a) Exhibits

    Exhibit No.             Description
       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLOBAL MATRECHS, INC.


                                    By:  /s/ Michael Sheppard
                                             ----------------------------------
                                    Name:    Michael Sheppard
                                    Title:   President, Chief Executive Officer,
                                             and Acting Chief Financial Officer
                                    Date:    November 15, 2004

                                  EXHIBIT INDEX



    Exhibit No.             Description
     31.1                   Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002
     32.1                   Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002