Form 10KSB
period 2004-12-31
GLOBAL MATRECHS, INC.
filed 2005-05-11
CIK 1021226

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-KSB
                              ____________________

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission file number 000-29204


                              GLOBAL MATRECHS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                     58-2153309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

            90 Grove Street, Suite 201, Ridgefield, Connecticut 06877
                    (Address of principal executive offices)

Issuer's telephone number: (203) 431-6665

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                            Name of each exchange
    Title of Each Class                      on which registered

  Common Stock, par value                    OTC Bulletin Board
      $0.0001 per share

           Securities Registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $620

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the average of the closing price for the Common Stock on May 6, 2005 as reported on the OTC Bulletin Board, was approximately $3,917,831. Determining whether or not any of our stockholders (other than directors and officers of the Company) are affiliates would require unreasonable effort and expense. We have therefore assumed that other than directors and officers of the Company, none of our stockholders is an affiliate.

         As of May 6, 2005, the issuer had outstanding 75,297,187 shares of common stock.
================================================================================

                                TABLE OF CONTENTS

PART I......................................................................  3

   Item 1.  BUSINESS........................................................  3
   Item 2.  PROPERTIES...................................................... 14
   Item 3.  LEGAL PROCEEDINGS............................................... 14
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 14

PART II..................................................................... 15

   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCK MATTERS........................................... 15
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            RESULTS OF CONDITION AND OPERATIONS............................. 15
   Item 7.  FINANCIAL STATEMENTS............................................ 31
   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................. 56
   Item 8A. CONTROLS AND PROCEDURES......................................... 56

PART III.................................................................... 57

   Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 57
   Item 10. EXECUTIVE COMPENSATION.......................................... 58
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................. 59
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 61
   Item 13. EXHIBITS........................................................ 62
   Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.......................... 72

SIGNATURES.................................................................. 74

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains certain statements, such as statements regarding Global Matrechs' future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, and/or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans. When used in this Form 10-KSB, the words "expects", "believes," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or implied by such forward-looking statements. Such risks and uncertainties include those risks identified under the heading entitled "--Factors Affecting Future Performance" contained in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," such as our ability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market the technologies that we license from Eurotech, changes in the value and condition of our assets, the loss of key personnel, whether we are able to complete the proposed transactions described in this Form 10-KSB, a change in control of the Company or changes in financial markets and general economic conditions.

HISTORY AND RECENT DEVELOPMENTS

RECENT DEVELOPMENTS

NON-RELIANCE ON HISTORICAL FINANCIAL STATEMENTS

         On April 15, 2005, the Company's management, in consultation with the Company's independent registered public accounting firm, concluded that the Company's historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, the management has concluded that the Company's historical financial statements should no longer be relied upon. While the Company does not intend to amend its previously filed annual and quarterly reports covering the periods noted above, the Company has restated historical financial information for the periods required to be presented in this annual report on Form 10-KSB to reflect the correct accounting treatment. The Company has also included in this annual report on Form 10-KSB five years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to its historical financial statements and restated selected quarterly information for 2003 and 2004.

SECOND PURCHASE AGREEMENT WITH SOUTHRIDGE PARTNERS

         On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge Partners LP, one of our existing investors, whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrant to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment. Under the terms of this purchase agreement, Southridge may, at its option, and at any time prior to July 1, 2005, purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005.

         The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum.

         We have secured the payment of the notes with a subordinated security interest in our accounts, general intangibles, inventories, and other collateral. In addition, in the event we propose to register securities under the Securities Act of 1933, as amended, we are required to notify Southridge in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note and warrant on the registration statement filed in connection with such registration (and assume any expenses associated therewith).

         The warrant has an expiration date of January 31, 2010. It contains a cashless exercise provision whereby the holder may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, we would receive no proceeds upon such exercise.

ENTRANCE INTO EXCHANGE AGREEMENT WITH WOODWARD LLC

         On January 31, 2005, we entered into an Exchange Agreement with Woodward LLC pursuant to which we acquired promissory notes, and have accordingly assumed all rights pertaining thereto, issued by Eurotech Ltd. The notes are currently in default and have an aggregate outstanding principal amount of $290,000. The notes carry a default annual interest rate of 18% and are past due in their entirety. In exchange for these notes, we issued to Woodward a promissory note in the principal amount of $250,000.

         Under the terms of the Exchange Agreement, in the event we propose to register securities under the Securities Act of 1933, as amended, we are required to notify Woodward in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note on the registration statement filed in connection with such registration, and assume any expenses associated therewith.

SOUTHRIDGE EXERCISES OPTION TO PURCHASE ADDITIONAL NOTES AND WARRANTS

         On March 2, 2005, Southridge Partners LP exercised its option to purchase an additional note and warrant under its Second Securities Purchase Agreement. In connection with such exercise, we issued to Southridge a convertible promissory note in the principal amount of $175,000 and a warrant to purchase up to 7,000,000 shares of our common stock in exchange for its $175,000 investment. The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum. The note matures on March 2, 2007.

SOUTHRIDGE EXERCISES OPTION TO PURCHASE ADDITIONAL NOTES AND WARRANTS

         On April 11, 2005, Southridge Partners LP exercised its option to purchase an additional note and warrant pursuant to the Second Securities Purchase Agreement. In connection with such exercise, we issued to Southridge a convertible promissory note in the principal amount of $125,000 and a warrant to purchase up to 5,000,000 shares of our common stock to Southridge in exchange for its $125,000 investment. The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some, or all, of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum. The note matures on April 11, 2007.

DESCRIPTION OF BUSINESS

         The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Sector which consists of the marketing and sales of the technologies licensed from Eurotech and the Specialty Lighting subsidiary which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form Ltd, Inc, acquired December 31, 2004. The Company is targeting the pursuit of the Homeland Securities market with both segments.

         On May 22, 2003, we completed a transaction with Eurotech pursuant to which we now license EKOR, now called NuCap(TM), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. Currently, we are licensing the EKOR(TM), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech, Ltd. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers or to sublicense the technologies and collect royalties and/or licensing fees.

         On December 31, 2004 we acquired True To Form Ltd, Inc.. As a result of the merger, True To Form is now our wholly owned subsidiary. True To Form designs, develops, manufactures and sells specialty lighting products to targeted segments of the traditional lighting industry and has recently established a division that will focus on the homeland security market. True To Form markets high-end lighting and architectural products for both commercial and residential applications, including pendants, surface and ceiling luminaries, table and floor lamps, commercial down-lights, bath fixtures, and custom fixtures.

         The Company's Internet related business was sold on May 31, 2004 to Tulix Systems, Inc. As a part of the sales agreement the Company acquired 15% equity ownership of Tulix. The Company is a minority stock holder in Tulix and exercises no management input or control of its operations.

HISTORY

         HomeCom Communications, Inc. ("HomeCom"), now Global Matrechs, Inc. ("Global Matrechs"), was organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time, the Company evolved into a Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals.

         On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. The Company recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. With the consummation of this Purchase Agreement, Global Matrechs has completely exited from all Internet-related enterprises.

         The Company currently operates in two distinct segments. The first segment consists of licenses, products, and services which find their origin in the technologies licensed from Eurotech. The second consists of the design, manufacture, and sales of specialty lighting and architectural fixtures acquired through the purchase of True To Form Ltd., Inc.

         The Company's licensed technologies business commenced on May 22, 2003 upon the completion of its transaction with Eurotech, Ltd. ("Eurotech"). The Company had entered into a License and Exchange Agreement with Eurotech and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC, on March 27, 2003 (as amended, the "Exchange Agreement"). In connection with the completion of the transaction, the Company entered into a License Agreement, dated May 22, 2003 with Eurotech (as amended, the "License Agreement"). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to the Company its rights to EKOR(TM) (now called NuCap(TM)), HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies, which are more fully described herein. In exchange for the licenses of these technologies, the Company (i) issued to Eurotech 11,250 shares of Series F Convertible Preferred Stock and 1,069 shares of Series G Convertible Preferred Stock, and (ii) agreed to pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies.

         The License Agreement provides that the licenses granted to the Company thereunder will become terminable at the option of Eurotech (i) if the Company has not affected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in certain other circumstances. In connection with this transaction, we issued 1,500 shares of Series F Convertible Preferred Stock to Polymate and 750 shares of Series F Convertible Preferred Stock to Greenfield (Polymate was issued shares as partial consideration for Polymate's agreement to modify its rights to receive royalties from Eurotech; Greenfield was issued shares as consideration for its acting as an advisor to the Company and participating in the negotiation of the transaction with Eurotech on behalf of the Company). The holders of the outstanding shares of Series F Preferred Stock cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock, which were issued to them on September 30, 2003.

         We expanded our offerings when, on December 31, 2004, we acquired our subsidiary, True To Form Ltd. ("True To Form"), a company in the business of designing, developing, and manufacturing specialty lighting products. We acquired True To Form from its sole shareholder, Mark J. Allen, who is also a member of our board of directors. Mr. Allen will continue as the President of True To Form and was appointed Executive Vice President of the Company. The transaction was the result of arm's length negotiations and was unanimously approved by the disinterested directors of the Company. The consideration was determined on the basis of these negotiations and the advice of our financial advisor, who is not affiliated with us or Mr. Allen.

         The consideration paid to Mr. Allen in the transaction consisted of:

          o the issuance by True To Form of a secured note in the initial principal amount of $500,000; and

          o the issuance to Mr. Allen by Global Matrechs of 10,000,000 shares of our common stock.

         The number of shares of common stock issued in the transaction is subject to adjustment based on the price of our common stock and the revenues of the acquired business on December 31, 2006. In general, assuming that True To Form generates gross revenues of at least $3,000,000 for the twelve months ended December 31, 2006, the value of the shares issued in the transaction (based on the average closing price of the shares for the five trading days ended on or prior to December 31, 2006) will be at least $2.5 million but no more than $3.5 million. If the value is less than $2.5 million, we are obligated to issue additional shares or, at our option, make cash payments to make up the difference. If the value of the shares is greater than $3.5 million, any excess shares will be returned to us and retired or held as treasury stock. If True To Form does not meet the revenue target, the share consideration will be a minimum of $2.0 million and a maximum of $3.0 million.

         Global Matrechs has provided True To Form with an initial working capital loan of approximately $200,000 and will enter into an employment agreement with Mr. Allen. In connection with the transaction, we have also issued a warrant to our financial advisor in the amount of 2,000,000 shares of common stock at an exercise price of $0.03 per share. The merger agreement provides that until the secured note is paid in full, Mr. Allen has the right to designate a majority of the directors of True To Form. The merger agreement also provides Mr. Allen with limited registration rights related to the share consideration.

PRODUCTS AND SERVICES

Licensed Technologies
---------------------

         NUCAP(TM)

         NuCap(TM), formerly called EKOR(TM), was developed jointly by scientists at the I.V. Kurchatov Institute, or Kurchatov, and members of the Euro-Asian Physical Society, or EAPS, both based in Moscow, Russia. EKOR(TM) was the brand name for a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, NuCap(TM)'s adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, NuCap(TM) materials surround and immobilize radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water-proof properties, prevent such debris from migrating by water or as air-borne particles. NuCap(TM) materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, NuCap(TM) comes in multiple product forms and can be applied using specified methods for waste-coating and encapsulation. We believe that this allows NuCap(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

         The NuCap(TM) product family's performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are currently five basic forms of NuCap(TM)

          1. Sealer Plus, which can be sprayed to coat containers or cover contaminated surfaces;

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

         In tests conducted at Kurchatov, NuCap(TM) has been shown to be highly resistant to radiation and structural degradation from exposure to radiation. It has also proven to be fire resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties of 100 pounds per square inch.

         MARKETING OF NUCAP(TM)

         Eurotech described its efforts to market EKOR(TM) as it was called prior to our changing the name as well as the other technologies in its public filings. These descriptions are summarized in this report. NuCap(TM)'s acceptance into nuclear waste management has been slower than Eurotech anticipated. Eurotech has stated that it believes that significant technical issues remain, including those dealing with the residue from production of nuclear weapons and the disposal of nuclear fuel being discharged from nuclear power plants. With respect to residue from the production of nuclear weapons, the technical issues relate to the fact that the residue could take a number of forms (liquid, wet slurry, partially dried sludge, calcined salts, etc.) and have a variety of ph factors. The amount of waste that NuCap(TM) can effectively encapsulate differs depending on the form and ph factor of the waste. Thus, each project must be addressed separately, and sometimes we will need to develop the appropriate form of NuCap(TM) on a project-by-project basis. We do not believe, that this issue will be a significant obstacle for us, as we believe that the modification of NuCap(TM) is no longer as resource-intensive as previously expected and can be accomplished relatively efficiently, especially with our new manufacturing partners. For example, a sheet form of NuCap(TM) was recently developed by Global Matrechs for use in a project with INEEL. With respect to the technical issues that Eurotech had perceived with respect to the disposal of nuclear fuel being discharged from nuclear power plants, we do not intend to market NuCap(TM) for this purpose. We believe that NuCap(TM) is a technologically advanced material that has properties that make it a superior cost effective and safer isolation technology even for some non-radioactive hazardous materials and a unique sealant for potential applications in the construction industry.

         In 2001, Eurotech successfully replicated the formula for EKOR(TM) to make EKOR(TM) products in the United States. In March 2001, the EKOR(TM) family of products was presented to waste management professionals at the annual Waste Management Symposium in Tucson, Arizona. As a result of the interest generated at the symposium, Eurotech presented EKOR(TM) for use in a variety of applications at Department of Energy ("DOE") sites to various waste management professionals. Specifically, Eurotech had discussions with the Savannah River Site (or SRS, near Aiken, South Carolina), Oak Ridge National Laboratory (or ORNL, in Oak Ridge, Tennessee), Fernald Closure Site (in Fernald, Ohio), Battelle Memorial Institute (or BMI, in Columbus, Ohio), Rocky Flats

Environmental Testing Site (or RFETS, near Denver, Colorado), Los Alamos National Laboratory (or LANL, Los Alamos, New Mexico), Lawrence Livermore National Laboratory (or LLNL, Livermore, California), Hanford Reservation (Richland, Washington) and Idaho National Engineering & Environmental Laboratory (or INEEL, Idaho Falls, Idaho). Eurotech also had a number of meetings with DOE staff at their headquarters in Washington, D.C. and Germantown, Maryland. This included the introduction to companies doing project and management work at DOE and commercial sites, and had arranged demonstrations at the above mentioned facilities and at its production facility in California for staff from RFETS and ORNL. Early demonstrations of the Sealer product, as a solution that required mixing of a paste and catalyst and significant monitoring of specialized application equipment, revealed that the Sealer product needed further development to be more user-friendly. The Sealer product is a paste, with the consistency of thick brick mortar. While this thickness enables Sealer to be applied to vertical walls, tanks, drums, and ceilings, a sprayable version of Sealer, or even a thinner paste version that could be more easily applied, would be more user-friendly. To address this issue, Sealer Plus was developed, which Eurotech introduced in November 2001 and initially demonstrated at BMI in January 2002. Sealer Plus is a low viscosity version of EKOR(TM). Sealer that can be sprayed with high-pressure paint spray equipment. We seek to further develop Sealer to make the Sealer more easily applied in a foam consistency, which we believe will make Sealer more user-friendly. The demonstration of EKOR(TM) Grout at INEEL enabled Eurotech to demonstrate its ability to operate in an underwater environment. INEEL has certain components that are being stored underwater because of their behavior when exposed to air. Global Matrechs has prepared specially-requested samples for further testing at INEEL and Hanford Where Global Matrechs had a successful demonstration in April of this year.

         During 2002, NuCap(TM) was selected as an approved waste stabilization material at multiple DOE sites. This selection meant that NuCap(TM) had passed the applications testing necessary to be judged usable on specific forms of waste at specific sites. For example, Battelle Memorial Institute, Columbus, Ohio, under a site decommissioning contract from the DOE, applied NuCap(TM) within a series of reactor drain pipes to immobilize residual radioactive contamination, to protect workers, the public and the environment during facility sectioning and disposal. NuCap(TM) is being considered by the Pacific Northwest National Laboratory, a DOE national laboratory, to stabilize Alpha Dust in the H-Basin Fuel Pool, which could provide protection to workers during facility decommissioning. NuCap(TM) has been tested at the DOE Argonne National Laboratory to immobilize surrogate radioactive calcined waste and salts. Initial evaluations of NuCap(TM) is promising for applications in the area of High Level Waste Immobilization.

         During 2003 and 2004, the Company manufactured a number of samples for potential customers in the European community. The Company is in the process of completing agreements with a commercial partner to manufacture, market and deliver NuCap(TM) to these potential customers.

         We intend to market NuCap(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we intend to seek affiliations and joint ventures with large prime contractors in the nuclear industry on a project by project basis. While we see opportunities for NuCap(TM) and our other technologies, however, we can offer no assurance that our efforts will be more successful, or as successful as Eurotech's efforts.

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

         MARKETING OF HNIPU

         On November 17, 2003, Global Matrechs entered into an agreement with Environmental Friendly Materials, GMBH ("EFM"), a German company, for the manufacture and sale of HNIPU for the European marketplace. EFM has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. We have applied for approval to sell HNIPU in the United States from the EPA and if and when we are on their approved list of products we expect to complete another non-exclusive agreement for the North American territory

         Because HNIPU represents a new class of polymer compounds closely related to polyurethanes, we expect that a variety of products will emerge from the development of variations and improvements to the existing HNIPU binders that have worldwide industrial applications. For this reason, we intend to seek to license HNIPU to large industrial polymer and chemical manufacturers who can sell the various HNIPU binders to international industrial manufacturers. The focus will be to transfer the existing binder product technologies under licensing agreements from the laboratory to the manufacturer. We intend to follow up on existing agreements, current evaluations, and active discussion for HNIPU binder production.

         EMR/AC

         Eurotech licensed certain rights to Acoustic Core and Electromagnetic Radiography for specific markets, consisting of (i) illicit material detection,
(ii) above surface or subsurface nuclear or other hazardous material remediation, (iii) marine dredging sites (inland and ocean) and (iv) oil exploration, from Trylon Metrics, Inc. pursuant to an agreement dated July 2001, as amended in October 2001. Eurotech licenses the illicit materials detection application to another company and licenses the remaining three applications to Global Matrechs.

         Both technologies use a non-contact inspection methodology that creates signals that are then interpreted by a digital analyzer that allows identification of elemental or compound materials from their empirically determined properties. Acoustic Core is used in applications that are predominately wet (i.e., riverbeds, wetlands, etc.) and EMR is used in dry environments. Completed research and development studies have verified that Acoustic Core and EMR can identify materials by their acoustic or electromagnetic signatures, but the feature of these technologies that we believe is unique is their ability to map in three dimensions the existence of target materials at extremely low concentrations at depths of up to 300 feet. The capabilities of these technologies complement the NuCap(TM) product line by, for example, allowing tanks of waste to be monitored for leaks and the leaks, when discovered, targeted for repair. Acoustic Core and EMR may have applications in markets that involve subsurface evaluation, from contamination discovery and monitoring to resource discovery.

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

         MARKETING OF EMR/AC

         In conjunction with the marketing of NuCap(TM), we intend to market EMR/AC(TM) to a variety of facilities requiring detection of nuclear waste contaminants and other environmentally hazardous substances in subsurface soil and ground water resulting from leaking storage tanks or toxic chemical spills. We are currently seeking a manufacturing partner for EMR/AC(TM), and we are waiting until we find such a partner to pursue our marketing strategy for EMR/AC(TM).

         RAD-X

         Rad-X is a technology intended for use as an interior fire-resistant fixative for equipment or facilities with contaminated surfaces. Rad-X differs from NuCap(TM) Sealer Plus in that it is not weather-resistant and does not have the chemical, radiation and aging resistance needed for long-term protection. Rad-X provides a low-cost fixative for surfaces that are scheduled for disassembly or dismantlement and need strong adhesion (glue-down of contaminated particles that could become airborne) and fire-resistance properties. Rad-X was first marketed in 2001.

         MARKETING OF RAD-X

         According to Eurotech's public filings, Eurotech had invested less than $20,000 in the creation of the Rad-X product line. Rad-X was initially created for feasibility testing at DOE's Rocky Flats Environmental Testing Site, or RFETS, and was delivered in late September 2001. Testing of Rad-X at other laboratories occurred in November 2001. This testing confirmed its fire and smoke resistance properties. We believe that Rad-X can satisfy proposed DOE fire/smoke criteria for certain specialized applications. Eurotech has marketed Rad-X in connection with NuCap(TM) at DOE sites that performed decommissioning or hazardous material management in 2002, and if the opportunity arises, we will continue this strategy. We are currently seeking a manufacturing partner for Rad-X, and we are waiting until we find such a partner to pursue our marketing strategy for Rad-X.

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

         MARKETING OF RBHM

         Eurotech had marketed RBHM through its web site during 2001 and 2002. We are currently seeking a manufacturing partner for RBHM, and we are waiting until we find such a partner to pursue our marketing strategy for RBHM, which will be through our website.

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

         MARKETING OF LEM

         Eurotech had marketed LEM through its web site during 2001 and 2002. We are currently seeking a manufacturing partner for LEM, and we are waiting until we find such a partner to pursue our marketing strategy for LEM, which will be through our website.

         FIRESIL(TM) - FIRE PROTECTION ORGANOMINERAL COATING - FIRE-STOP FOR RESIDENTIAL AND COMMERCIAL APPLICATION

         Firesil(TM) is an environmentally compatible fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces and exhibits strong fire resistance, thermostability, and water resistance characteristics.

         MARKETING OF FIRESIL(TM)

         We intend to market Firesil(TM) directly to corporations that are prospective candidates for sub-licensing the technology. Eurotech had Firesil(TM) tested by an accredited lab to ASTM protocol and it passed these tests. We are currently seeking a manufacturing partner for Firesil(TM), and will wait until we find such a partner to pursue a marketing strategy for Firesil(TM).

         COMPETITION

         The licensed technologies are targeted at highly competitive markets. Due to the nature and size of some of the markets and some of the projects for which the licensed technologies may be applicable, there are sometimes other competitors who may have significantly greater name recognition and greater financial and other resources than we do. Many of these competitors also have technologies that are very competitive with the licensed technologies. For example, NuCap(TM) is a composite material based on a silicone polymer that is different from other silicones produced by manufacturers such as GE Silicones and Dow Corning, but the products produced by those manufacturers compete with NuCap(TM). As another example, some of the major producers of polyurethanes used in coatings and finishes, sealants and adhesives, which products may compete with the HNIPU technology, include Akzo Nobel, Dow Chemical and Kansai.

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

         There can be no assurance that we are aware of all patents and other intellectual property rights that the licensed technologies may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, we cannot evaluate the extent to which the licensed technologies may infringe claims contained in pending patent applications. Further, it is often not possible to determine definitively whether a claim of infringement is valid, absent protracted litigation, which we may not have the resources to pursue.

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

         NUCAP(TM)  INTELLECTUAL PROPERTY RIGHTS

         The Euro-Asian Physical Society (EAPS) has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Pursuant to sub-license agreement, Eurotech became the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). We are a licensee of Eurotech and have renamed the product NuCap(TM). We do not know if additional proprietary technology that we have developed relating to NuCap(TM) will prove patentable. We have applied for trademark protection for the mark "NuCap" with the U.S. Patent and Trademark Office.

         HNIPU INTELLECTUAL PROPERTY RIGHTS

         U.S. Patent Number 6120905 for HNIPU network polymers and composites formed there from was issued on September 19, 2000. Patents for this technology have also been issued in Europe (EP 1088021, PCT WO 9965969) and Australia (4441099). These patents have been assigned to Eurotech. The method of synthesis of cyclocarbonates and nonisocyanate or hybrid nonisocyanate network polyurethanes is patent applied for in the United States, which application has been assigned to Eurotech. We are a licensee of Eurotech. As a regular part of our business activities, we intend to submit patent applications to protect our developed intellectual property, improvements and extensions, although we do not know whether any technologies that we develop will be patentable.

         EMR/AC INTELLECTUAL PROPERTY RIGHTS

         U.S. Patent Number 4,922,467 for Acoustic Detection Apparatus (Acoustic
Core) was issued to David Caulfield on May 1, 1990 and subsequently assigned to Ocean Data Equipment Corporation. This patent was significantly improved, for which U.S. Patent Number 6,545,945 was issued on April 8, 2003. Electromagnetic Radiography technology has been protected under trade secret laws. The worldwide exclusive licensing rights to these technologies for the detection of nuclear and hazardous materials at nuclear remediation and marine dredging sites, and for oil exploration, were obtained by Eurotech and, except to the extent related to the illicit materials detection application of these technologies, were subsequently licensed to Global Matrechs.

         RAD-X INTELLECTUAL PROPERTY RIGHTS

         Eurotech had protected its interest in Rad-X by treating the formulation as proprietary property and entering into confidentiality agreements with its partners.

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

         LEM INTELLECTUAL PROPERTY RIGHTS

         Eurotech has acquired the intellectual property rights associated with U.S. Patent #6303683 (issued October 16, 2001) for Liquid Ebonite mixtures and coatings, and concretes formed therefrom and an application filed under the Patent Cooperation Treaty (PCT/US99/16883) on July 26,1999 by Dr. Igor Figovsky, the inventor of these technologies. We are a licensee of Eurotech.

         FIRESIL(TM)  INTELLECTUAL PROPERTY RIGHTS

         Eurotech acquired the formula for Firesil(TM) from Dr. Figovsky, its inventor, in 2000. Eurotech terminated previously initiated patent applications and has elected to protect this formula as a trade secret. Eurotech owns the federally registered trademark "Firesil". We are a licensee of Eurotech.

         GOVERNMENT REGULATION

         The use of NuCap(TM) is subject to U.S. environmental safety laws and regulations pertaining to the safe use and containment of hazardous and nuclear waste. Based on the results of tests conducted by Eurotech, we believe that the NuCap(TM) compounds meet current applicable regulations for safe use, containment and storage of hazardous and nuclear materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future that might influence the intended use for NuCap(TM) and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of using NuCap(TM) compounds or prevent their use altogether. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of NuCap(TM) based materials.

         The manufacture of HNIPU and operation of EMR/AC(TM) equipment is not expected to be impacted adversely by government regulations. HNIPU's MSDS identifies the limited risks associated with the manufacture, handling and application of the non-isocyanate polyurethane. OSHA outlines operational regulations as related to acoustic frequencies and power levels as might be applied to EMR/AC(TM) operations. We have currently applied to the EPA for approval of HNIPU to be sold in the United States

         The manufacture and use of HNIPU is subject to U.S. environmental safety laws and regulations pertaining to the safe use of chemicals and polymeric materials. While HNIPU does not use highly toxic compounds like isocyanates, it is still subject to governmental regulations, but based on preliminary assessments by Eurotech we believe that HNIPU compounds will meet current and future regulations. If we are successful in licensing various HNIPU binders to chemical and polymer manufacturers, we expect that the licensees will bear the costs of applying for governmental approvals required for manufacturing and industrial usage. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of HNIPU based materials.

Specialty Lighting

         True To Form designs, develops, manufactures and sells specialty lighting products to targeted segments of the traditional lighting industry and has recently established a division that will focus on the homeland security market. True To Form designs, manufactures and markets high-end lighting and architectural products for commercial, hospitality and residential applications, including pendants, surface and ceiling luminaries, table and floor lamps, commercial down-lights, bath fixtures, and custom fixtures.

         SALES AND MARKETING

         True To Form markets primarily to architects, interior designers, lighting consultants and high-end designer showrooms.

         CUSTOMERS

         The Company's specialty fixtures subsidiary has recently worked on projects for Wynn Design and Development, The Mandalay Bay Group and the Luxor Hotel.

Employees
---------

         Global Matrechs (including True To Form) currently employs seven individuals and two full-time consultants.

ITEM 2. PROPERTIES

         As of December 31, 2004 the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that goes through September 2006. With the acquisition of True To Form we have added approximately 10,000 square feet of combined warehouse and offices.

         On June 1, 2004 the Company was released from liability by Piedmont Ivy and Associates, the landlord, and Tulix Systems, Inc. for the approximately 7,000 square feet it had leased in Atlanta, Georgia. That lease, which had an expiration date of October 31, 2004, was transferred to, and assumed by Tulix Systems, Inc. as a part of the sale of the Internet Services Division.

ITEM 3. LEGAL PROCEEDINGS

         On February 9, 2005 Global Matrechs, Inc, filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. for its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also seeks the enforcement of the notes issued by Eurotech to Woodward, LLC which were assumed by Global Matrechs in the exchange agreement between Global Matrechs and Woodward on January 31, 2005. The complaint seeks damages totaling $672,677 plus interest and attorney's fees which are yet to be determined.

         On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company for damages based upon an alleged breach of a written service agreement. The Company has responded and believes the action is without merit. We will diligently defend this action.

         We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

         Our Common Stock has been quoted on the OTC Bulleting Board under the symbol GMTH (f/k/a HCOM) since December 8, 2000. Prior to that date it was quoted on the NASDAQ SmallCap Market. The following table shows for the periods indicated the range of high and low bid prices as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                 HIGH           LOW
2003
First quarter                                 $    .100     $    .001
Second quarter                                     .070          .030
Third quarter                                      .085          .036
Fourth quarter                                     .070          .016
2004
First quarter                                 $    .160     $    .040
Second quarter                                     .150          .060
Third quarter                                      .140          .040
Fourth quarter                                     .080          .030

HOLDERS OF RECORD

         We had approximately 141 holders of record of our Common Stock as of May 6, 2005.

DIVIDENDS

         We have not paid any cash dividends on our capital stock to date and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. Our board of directors would determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

         On April 15, 2005, the Company's management, in consultation with the Company's independent registered public accounting firm, concluded that the Company's historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. In lieu of amending our previously filed annual and quarterly reports covering these periods, the Company has restated its selected financial data for the five years ended December 31, 2004 and has restated its quarterly financial data for the 2003 and 2004 interim quarters to reflect the following changes:

          1. The Company determined that Preferred Series B, C, D and E shares were subject to EITF 00-19, effective as of June 30, 2001. In accordance with EITF 00-19, the Company has reclassified Preferred Series C, D and E shares from equity to temporary equity, at redemption value. In accordance with EITF 00-19, the Company recorded Preferred Series B at redemption value. The transition adjustment was recorded as a deemed dividend as of June 30, 2001.

          2. The Company had determined that the above-mentioned issues were subject to FAS 150, effective as of July 1, 2003. The Company had implemented FAS 150 in its original filing, reporting a cumulative effect of a change in accounting principle. In consideration of the implementation of EITF 00-19, the cumulative effect of a change in accounting principle impact in the accompanying restated financial statement is zero.

          3. The Company has determined that all increases to the stated value of the above-mentioned Preferred series should be recorded as a deemed dividend for periods prior to the implementation of FAS 150 and interest expense for all periods subsequent to the implementation of FAS 150.

          4. The Company has determined that Preferred Series G stock is not subject to FAS 150 and has been reclassified as temporary equity in the restated selected financial data.

          5. The Company determined that effective March 13, 2003, the Company entered into an agreement with the holder of Series B Preferred shares which waived any amounts due and owing in respect of penalties resulting from the Company's failure to have available a sufficient number of authorized shares of common stock for conversion and waived any default by the Company in respect of registration rights. Accordingly, the accrued penalties were reversed during the quarter ended March 31, 2003, and recorded as a recovery of a deemed preferred stock dividend. The penalties were removed from all subsequent reporting periods.

          6. The Company determined that effective March 14, 2003, the Company entered into an agreement with the holder of Series C, D and E Preferred shares which waived any amounts due and owing in respect of penalties resulting from the Company's failure to have available a sufficient number of authorized shares of common stock for conversion and waived any default by the Company in respect of registration rights. Accordingly, the accrued penalties were reversed during the quarter ended March 31, 2003, and recorded as a recovery of a deemed preferred stock dividend. The penalties were removed from all subsequent reporting periods.

          7. The Company has determined that Series B, C, D Preferred shares should be included in the weighted average shares outstanding on a diluted basis for the period commencing with the expiration of the mandatory conversion date and the date that the mandatory conversion was extended. Series B Preferred shares had a mandatory conversion date of March 25, 2002. On March 13, 2003, the mandatory conversion date was extended to March 31, 2004. Series C Preferred shares had a mandatory conversion date of July 22, 2002 and on March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series D preferred shares had a mandatory conversion date of September 28, 2002, and March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series E preferred shares had a mandatory conversion date of April 14, 2003, and on March 14, 2003 was extended to March 31, 2004.

          8. The Company has determined that the beneficial conversion feature associated with Preferred Series B, C, D and E shares are subject to FAS 133. Accordingly, the beneficial conversion feature has been established as of June 30, 2001, at fair value.

          9. The Company has determined that during August 2004, the shareholders of Preferred series B, C, D and E waived their mandatory conversion rights. As of September 30, 2004, the Series have been reclassified to temporary equity.

          10. Earnings per share has been restated to give effect to the above changes.

         In addition, in the financial statements included with this annual report on Form 10-KSB, we have provided restated financial information for each of the affected periods presented. The following selected financial data of Global Matrechs, Inc. should be read in conjunction with the financial statements and related notes, as well as the other portions of this section.

GLOBAL MATRECHS, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for the periods indicated as restated for matters described in Note of the Notes to Consolidated Financial Statements.

                                                                                    2004
                                           --------------------------------------------------------------------------------------
                                                     MARCH 31,                     JUNE 30,                   SEPTEMBER 30,
                                           (as previously                (as previously               (as previously
                                              reported)    (restated)      reported)     (restated)      reported)     (restated)
                                           --------------------------    --------------------------    --------------------------
Selected Balance Sheet Data:
Total assets                                  1,220,218      1,220,218        941,694        941,694        888,136        888,136
                                            ==========================    ==========================    ==========================
Accounts payable and accrued expenses         3,079,203        529,455      3,176,982        393,316      3,306,729        376,941
Notes payable, current                                         364,000                                                     380,851
Convertible preferred stock                                  5,596,453                     5,670,865
Beneficial conversion feature                                    9,432                         9,584
                                           --------------------------    --------------------------    --------------------------
Total current liabilities                     3,079,203      6,499,340      3,176,982      6,073,765      3,306,729        757,792
                                           --------------------------    --------------------------    --------------------------
Notes payable                                   364,000           --          477,500        477,500        380,851
Convertible preferred stock                   6,442,133           --        6,442,133           --        6,433,333           --
                                           --------------------------    --------------------------    --------------------------
  Total liabilities                           9,885,336      6,499,340     10,096,615      6,551,265     10,120,913        757,792
                                           --------------------------    --------------------------    --------------------------
Temporary equity                                   --        1,069,000           --        1,069,000           --        6,802,698
                                           --------------------------    --------------------------    --------------------------
Common and preferred stock                        1,635          1,635          1,635          1,635          1,243          1,243
Treasury stock                                   (8,659)        (8,659)        (8,659)        (8,659)      (327,484)      (327,484)
Additional paid in capital                   19,228,820     20,264,189     19,288,820     20,324,189     19,934,134     20,970,571
Accumulated deficit                         (27,886,914)   (26,605,287)   (28,436,717)   (26,995,736)   (28,840,670)   (27,316,684)
                                           --------------------------    --------------------------    --------------------------
  Total stockholders' deficit                (8,665,118)    (6,348,122)    (9,154,921)    (6,678,571)    (9,232,777)    (6,672,354)
                                           --------------------------    --------------------------    --------------------------
  Total liabilities and stockholders'
     deficit                                  1,220,218      1,220,218        941,694        941,694        888,136        888,136
                                            ==========================    ==========================    ==========================

Revenues                                            620            620           --             --             --             --
Income (loss) from operations                  (311,815)      (311,815)      (231,996)      (231,996)      (203,176)      (203,176)
Other income (expense)                         (241,716)       (82,212)      (244,596)       (85,091)      (200,777)      (117,620)
Derivative adjustment of beneficial
    conversion feature                                            (152)                         (151)                         (152)
Income (loss) on disposal or discontinued
    operations                                   43,189         43,189        (73,211)       (73,211)          --             --
Net income (loss)                              (510,342)      (350,990)      (549,803)      (390,449)      (403,953)      (320,948)
Basic and diluted earnings per share            (0.0340)       (0.0234)       (0.0367)       (0.0260)       (0.0271)       (0.0214)
Weighted number of shares outstanding        14,999,157     14,999,157     14,999,157     14,999,157     14,926,337     14,999,157


                                                                                    2003
                                           --------------------------------------------------------------------------------------
                                                     MARCH 31,                     JUNE 30,                   SEPTEMBER 30,
                                           (as previously                (as previously               (as previously
                                              reported)    (restated)      reported)     (restated)      reported)     (restated)
                                           --------------------------    --------------------------    --------------------------
Selected Balance Sheet Data:
Total assets                                    499,610        499,610      1,461,129      1,461,129      1,412,861      1,412,861
                                            ==========================    ==========================    ==========================
Accounts payable and accrued expenses         2,120,999        434,231      2,204,961        358,596      2,417,271        336,172
Notes payable, current                             --             --          100,000        100,000           --          175,000
Convertible preferred stock                        --             --             --             --             --        5,447,629
Beneficial conversion feature                      --            8,824           --            8,976           --            9,128
                                           --------------------------    --------------------------    --------------------------
Total current liabilities                     2,120,999        443,055      2,304,961        467,572      2,417,271      5,967,929
                                           --------------------------    --------------------------    --------------------------
Notes payable                                      --             --             --             --          175,000           --
Convertible preferred stock                        --             --             --             --        6,442,133      1,069,000
                                           --------------------------    --------------------------    --------------------------
  Total liabilities                           2,120,999        443,055      2,304,961        467,572      9,034,404      7,036,929
                                           --------------------------    --------------------------    --------------------------
Temporary equity                                251,750      5,298,805        251,750      6,442,217
                                           --------------------------    --------------------------    --------------------------
Common and preferred stock                        1,503          1,500          1,514          1,500          1,635          1,635
Treasury stock                                   (8,659)        (8,659)        (8,659)        (8,659)        (8,659)        (8,659)
Additional paid in capital                   23,789,980     20,421,514     24,616,594     20,264,324     19,228,821     20,264,190
Accumulated deficit                         (25,655,963)   (25,656,605)   (25,705,031)   (25,705,825)   (26,843,340)   (25,881,234)
                                           --------------------------    --------------------------    --------------------------
  Total stockholders' deficit                (1,873,139)    (5,242,250)    (1,095,582)    (5,448,660)    (7,621,543)    (5,624,068)
                                           --------------------------    --------------------------    --------------------------
  Total liabilities and stockholders'
      deficit                                   499,610        499,610      1,461,129      1,461,129      1,412,861      1,412,861
                                            ==========================    ==========================    ==========================

Revenues                                        406,522        406,522        411,218        411,218        410,005        410,005
Income (loss) from continuing operations         69,352         69,532        (67,353)       (67,353)       (98,119)       (98,119)
Other income (expense)                           70,191         70,191         18,285         18,285       (237,460)       (77,138)
Derivative adjustment of beneficial
      conversion feature                           --             (151)          --             (152)          --             (152)
Cumulative effect of change in accounting
      principle                                    --             --             --             --         (802,730)          --
Net income (loss)                               139,723        139,572        (49,068)       (49,220)    (1,138,309)      (175,409)
Deemed preferred stock dividend                (176,764)       (91,581)      (159,597)      (157,178)          --             --
Recovery of deemed preferred stock dividend        --        1,527,171           --             --             --             --
Net income (loss) applicable to common
      shareholders                              (37,041)     1,575,162       (208,665)      (206,398)    (1,138,309)      (175,409)

Basic earnings per share                        (0.0025)        0.1050        (0.0139)       (0.0138)       (0.0759)       (0.0117)
Weighted number of shares outstanding-basic  14,999,156     14,999,156     14,999,156     14,999,156     14,999,156     14,999,156
Diluted earnings per share                      (0.0025)        0.0055        (0.0139)       (0.0138)       (0.0759)       (0.0117)
Weighted number of common shares
      outstanding-diluted                    14,999,156    284,874,235     14,999,156     14,999,156     14,999,156     14,999,156

GLOBAL MATRECHS, INC.
SELECTED FINANCIAL DATA

The following selected financial data of Global Matrechs, Inc. should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes. See Note 1 to financial statements for discussion on the restated financial data.

                                                                         Year ended December 31,
                                              -------------------------------------------------------------------------------
                                                 2000                      2001                            2002
                                                              as previously                   as previously
                                                                  issued       as restated        issued       as restated
Statement of Operations Data:
Revenues                                              --              --              --              --              --
Cost of Revenues                                      --              --              --              --              --
                                              ------------    ----------------------------    ----------------------------
Gross Profit (loss)                                   --              --              --              --              --
                                              ------------    ----------------------------    ----------------------------

Operating expenses:
   General and administrative                    1,192,406         286,949         286,949         187,449         187,449
   Depreciation and amortization                 1,605,345            --              --              --              --
   Asset impairment                              1,436,078         493,905         493,905          52,584          52,584
                                              ------------    ----------------------------    ----------------------------
      Total operating expenses                   4,233,829         780,851         780,851         240,033         240,033
                                              ------------    ----------------------------    ----------------------------
Operating loss                                  (4,233,829)       (780,851)       (780,851)       (240,033)       (240,033)
                                              ------------    ----------------------------    ----------------------------

Other expenses (income):
   Interest expense (income)                        (5,981)           --              --              --              --
   Derivative adjustment of beneficial
      conversion feature                              --              --              --              --               491
   Other expense (income), net                     (90,793)       (146,362)       (146,362)        (26,637)        (26,637)
                                              ------------    ----------------------------    ----------------------------
Loss from continuing operations before
   income taxes                                 (4,137,055)       (634,489)       (634,489)       (213,396)       (213,887)
Income tax provision (benefit)                        --              --              --              --              --
                                              ------------    ----------------------------    ----------------------------
Loss from continuing operations                 (4,137,055)       (634,489)       (634,489)       (213,396)       (213,887)
Gain (loss) from discontinued operations        (2,223,295)       (212,515)       (212,515)        118,001         118,001
Cumulative effect of change in accounting
   principle                                          --              --              --              --              --
Gain (loss) on disposal of business segment     (3,000,377)        394,453         394,453            --              --
                                              ------------    ----------------------------    ----------------------------

Net loss                                        (9,360,727)       (452,461)       (452,461)        (95,395)        (95,886)
Deemed preferred stock dividend                 (1,526,728)       (708,778)     (2,150,368)       (706,733)     (1,004,681)
Recovery of deemed preferred stock dividend      1,527,171
                                              ------------    ----------------------------    ----------------------------

Net loss applicable to common shareholders     (10,887,455)     (1,161,239)     (2,602,829)       (802,128)     (1,100,567)
                                              ------------    ----------------------------    ----------------------------


Net income (loss) per common share
  Basic Continuing operations                      (0.6620)        (0.1360)        (0.2817)        (0.0610)        (0.0814)
        Cumulative effect of change in
          accounting principle                        --              --                              --
        Discontinued operations                    (0.6110)         0.0180          0.0180          0.0080          0.0080
                                              ------------    ----------------------------    ----------------------------
          Total                                    (1.2730)        (0.1180)        (0.2637)        (0.0530)        (0.0734)
                                              ------------    ----------------------------    ----------------------------

Weighted average common shares outstanding       8,549,693       9,869,074       9,869,074      14,999,157      14,999,157
                                              ------------    ----------------------------    ----------------------------

  Diluted Continuing operations                   (0.66200)        (0.1360)        (0.2817)        (0.0610)        (0.0131)
          Cumulative effect of change
            in accounting principle                   --              --              --              --
          Discontinued operations                 (0.61100)         0.0180          0.0180          0.0080          0.0080
                                              ------------    ----------------------------    ----------------------------
            Total                                 (1.27300)        (0.1180)        (0.2637)        (0.0530)        (0.0051)
                                              ------------    ----------------------------    ----------------------------

Weighted average common and
   convertible shares outstanding                8,549,693       9,869,074       9,869,074      14,999,157     214,687,508
                                              ------------    ----------------------------    ----------------------------

Balance Sheet Data:
Working capital (deficit)                         (823,406)       (960,154)       (968,336)     (1,705,568)     (1,714,241)
Total assets                                     2,528,973         665,391         665,391         507,554         507,554
Long-term liabilities                              357,757            --              --              --              --
Total liabilities                                2,298,013       1,533,124       1,541,306       2,109,069       2,117,742
Convertible preferred stock                        251,750         251,750       4,840,932         251,750       5,207,224
Stockholders' equity (deficit)                     (20,790)     (1,119,483)     (5,716,847)     (1,853,265)     (6,817,412)


                                                         Year ended December 31,
                                              ------------------------------------------------
                                                              2003                   2004
                                                 as previously
                                                     issued       as restated

Statement of Operations Data:
Revenues                                                8,246           8,246             620
Cost of Revenues                                        8,731           8,731             558
                                                 ----------------------------    ------------
Gross Profit (loss)                                      (485)           (485)             62
                                                 ----------------------------    ------------

Operating expenses:
   General and administrative                         325,281         325,281       1,273,929
   Depreciation and amortization                      115,059         115,059         197,244
   Asset impairment                                      --              --
                                                 ----------------------------    ------------
      Total operating expenses                        440,340         440,340       1,471,173
                                                 ----------------------------    ------------
Operating loss                                       (440,825)       (440,825)     (1,471,111)
                                                 ----------------------------    ------------

Other expenses (income):
   Interest expense (income)                          480,135         159,492       1,340,868
   Derivative adjustment of beneficial
      conversion feature                                  607             455
   Other expense (income), net                        (91,826)        (91,826)       (211,395)
                                                 ----------------------------    ------------
Loss from continuing operations before
   income taxes                                      (829,134)       (509,098)     (2,601,039)
Income tax provision (benefit)                           --              --              --
                                                 ----------------------------    ------------
Loss from continuing operations                      (829,134)       (509,098)     (2,601,039)
Gain (loss) from discontinued operations              176,008         176,008          94,363
Cumulative effect of change in accounting
   principle                                         (802,730)           --
Gain (loss) on disposal of business segment          (125,030)       (125,030)       (124,385)
                                                 ----------------------------    ------------

Net loss                                           (1,580,886)       (458,120)     (2,631,061)
Deemed preferred stock dividend                      (336,361)       (248,759)
Recovery of deemed preferred stock dividend
                                                 ----------------------------    ------------

Net loss applicable to common shareholders         (1,917,247)        820,292      (2,631,061)
                                                 ----------------------------    ------------


Net income (loss) per common share
  Basic Continuing operations                         (0.0780)         0.0517         (0.1547)
        Cumulative effect of change in
          accounting principle                        (0.0530)
        Discontinued operations                        0.0030          0.0030         (0.0020)
                                                 ----------------------------    ------------
          Total                                       (0.1280)         0.0547         (0.1567)
                                                 ----------------------------    ------------

Weighted average common shares outstanding         14,999,157      14,999,157      16,790,165
                                                 ----------------------------    ------------

  Diluted Continuing operations                       (0.0780)         0.0228         (0.1547)
          Cumulative effect of change
            in accounting principle                   (0.0530)
          Discontinued operations                      0.0030          0.0030         (0.0020)
                                                 ----------------------------    ------------
            Total                                     (0.1280)         0.0258         (0.1567)
                                                 ----------------------------    ------------

Weighted average common and
   convertible shares outstanding                  14,999,157      31,820,137      16,790,165
                                                 ----------------------------    ------------

Balance Sheet Data:
Working capital (deficit)                          (2,461,688)     (5,932,177)     (1,574,634)
Total assets                                        1,350,281       1,350,281       3,115,073
Long-term liabilities                               6,697,133            --           415,302
Total liabilities                                   9,505,057       6,278,413       2,753,736
Convertible preferred stock                              --         1,069,000       6,128,223
Stockholders' equity (deficit)                     (8,154,776)     (5,997,132)     (5,766,886)

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Each of the Three Years in the Period Ended December 31, 2004


                                                        Preferred                      Common
                                                --------------------------    --------------------------
                                                   Shares        Amount         Shares         Amount
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2001, as issued                198.00              3     14,999,157          1,500
Adjustments to opening balances                     (198.00)            (3)
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2001, as restated                --             --       14,999,157          1,500
Guaranteed return to Series B, C, D and E
   preferred stockholders
Amortization of beneficial conversion feature
   to Series E preferred stockholders
Penalties on preferred stock
Net loss
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2002                             --             --       14,999,157          1,500
Issuance of Series H preferred stock              13,500.00            135
Guaranteed return to Series B, C, D and E
   preferred stockholders
Amortization of beneficial conversion feature
   to Series E and G preferred stockholders
Recovery of deemed preferred stock dividend
Net loss
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2003                        13,500.00            135     14,999,157          1,500
Issuance of Series I preferred stock
Receipt of Treasury stock                                                      (4,905,000)          (490)
Issuance of Common Stock                                                        2,151,081            215
Beneficial Conversion feature on promissory
   notes, net of expenses
Warrant feature on promissory notes
Issuance of warrants for services rendered
Conversion of Series H preferred stock to
   common stock                                      (1,500)           (15)     1,500,000            150
Conversion of temporary equity to common
   stock                                                                       22,150,193          2,215
Acquisition of True To Form Ltd.                                               10,000,000          1,000
Net loss
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2004                        12,490.50            125     45,895,431          4,590
                                                ===========    ===========    ===========    ===========

                                                                Additional
                                                 Treasury        Paid-In      Accumulated   Stockholders'
                                                  Stock          Capital        Deficit        Deficit
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2001, as issued                (8,659)    24,587,964    (25,700,291)    (1,119,483)
Adjustments to opening balances                                 (4,597,361)                   (4,597,364)
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2001, as restated              (8,659)    19,990,603    (25,700,291)    (5,716,847)
Guaranteed return to Series B, C, D and E
   preferred stockholders                                         (297,948)                     (297,948)
Amortization of beneficial conversion feature
   to Series E preferred stockholders                              (68,344)                      (68,344)
Penalties on preferred stock                                      (638,387)                     (638,387)
Net loss                                                                          (95,886)       (95,886)
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2002                           (8,659)    18,985,924    (25,796,177)    (6,817,412)
Issuance of Series H preferred stock                                  (135)                         --
Guaranteed return to Series B, C, D and E
   preferred stockholders                                         (148,824)                     (148,824)
Amortization of beneficial conversion feature
   to Series E and G preferred stockholders                        (99,947)                      (99,947)
Recovery of deemed preferred stock dividend                      1,527,171                     1,527,171
Net loss                                                                         (458,120)      (458,120)
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2003                           (8,659)    20,264,189    (26,254,297)    (5,997,132)
Issuance of Series I preferred stock                                490.50              5              5
Receipt of Treasury stock                          (318,825)       319,312                            (3)
Issuance of Common Stock                                           104,850                       105,065
Beneficial Conversion feature on promissory
   notes, net of expenses                                          526,459                       526,459
Warrant feature on promissory notes                                684,810                       684,810
Issuance of warrants for services rendered                         258,942                       258,942
Conversion of Series H preferred stock to
   common stock                                                       (135)                         --
Conversion of temporary equity to common
   stock                                                           683,814                       686,029
Acquisition of True To Form Ltd.                                   599,000                       600,000
Net loss                                                                       (2,631,061)    (2,631,061)
                                                -----------    -----------    -----------    -----------
Balance, December 31, 2004                         (327,484)    23,441,241    (28,885,358)    (5,766,886)
                                                ===========    ===========    ===========    ===========

CRITICAL ACCOUNTING POLICIES. This section discusses certain critical accounting policies that we consider important to our financial condition and results of operations, and that required significant judgment and estimates on the part of management in application. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

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

GENERAL

         Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, among other things, our ability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market these technologies, and other factors discussed in this report and in our other securities filings.

         On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. With the consummation of this Purchase Agreement the Company has completely exited from all Internet related enterprises.

         The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Division, which consists of the marketing of the technologies licensed from Eurotech, and the Specialty Lighting Division, which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form, Limited. The Company is targeting the pursuit of the Homeland Securities market with both segments.

         On May 22, 2003, we completed a transaction with Eurotech pursuant to which we now license NuCap(TM) (formerly called EKOR(TM)), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers or to sublicense the technologies and collect royalties and/or licensing fees.

         On December 31, 2004 we acquired True To Form, Limited. As a result of the merger, True To Form is now our wholly owned subsidiary. True To Form designs, develops, manufactures and sells specialty lighting products to targeted segments of the traditional lighting industry and has recently established a division that will focus on the homeland security market. True To Form markets "high-end" lighting and architectural products for both commercial and residential applications, including pendants, surface and ceiling luminaries, table and floor lamps, commercial down-lights, bath fixtures, and custom fixtures.

         Our revenues and operating results have varied substantially from period-to-period, and should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO YEAR ENDED DECEMBER 31,
2004

         LICENSED TECHNOLOGIES

         REVENUES. Revenues for the Licensed Technologies division were $620 for the year ending December 31, 2004. These consisted of the sale of samples of EKOR(TM) and HNIPU and were recognized upon shipment of the materials. Revenues for the year ending December 31, 2003 were $8,246 which consisted of $7,801 for the sale of RAD-X and $445 for the sale of EKOR(TM).

         COST OF REVENUES. Cost of revenues includes costs of raw materials including handling and freight charges. Costs of revenues were $558 and $8,731 for the years ending December 31, 2004 and 2003, respectively. This represents a 90% cost in 2004 and a 105% cost in 2003.

         GROSS PROFIT. December 31, 2004 saw a gross profit of $62 whereas gross losses for the year ending December 31, 2003 were $485. The losses were a result of product cost and handling exceeding the value of revenue generated.

         SALES AND MARKETING. There were no such expenditures in 2004 or 2003. As of the end of 2004 there have been no expenditures for sales and marketing related to the Licensed Technologies Division.

         PRODUCT DEVELOPMENT. There were no such expenditures in 2004 or 2003. As of the end of 2004 there have been no expenditures for product development related to the Licensed Technologies Division.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation's records and reporting in compliance with its status as a public corporation. General and administrative expenses increased from $325,281 in 2003 to $1,273,929 in 2004. The General and administrative costs for 2003 represent a partial year, whereas the 291% increase in expenditures for 2004 represent the cost of a full years operations. Much of the increase is the cost of professional services for legal and promotional firms.

         DEPRECIATION AND AMORTIZATION. Amortization was $197,244 in the year ending December 31, 2004 and $115,059 in the year ending December 31, 2003. The 71.4% increase is due to a full year of amortization of the value of the licensed technologies, and the amortization of the beneficial conversion features of the loans taken during the second and third quarter.

         INTEREST EXPENSE. Interest expense for the year ending December 31, 2004 consisted of $34,072 in interest expense on various loans, $212,162 in interest charges on the Series B, C, D and E preferred stock, $1,030,646 of amortization of beneficial conversion feature associated with various convertible loans and $63,988 of interest expense related to the amortization of warrants associated with various convertible loans. Interest expense for the year ending December 31, 2003 consisted of $10,668 in interest expense on the notes related to the Licensed Technologies Division, $148,824 in interest charges on the Series B, C, D and E preferred stock.

         OTHER INCOME. Other income for the years ending December 31, 2004 and 2003 was $211,395 and $91,826 respectively. This income predominantly consists of the settlement of accrued expenses which were settled for less than the amount which had been estimated.

         DISCONTINUED OPERATIONS. The company recorded net income of $94,363 and $176,008 in the years ending December 31, 2004 and 2003, respectively, for its discontinued Internet Services unit. The decrease was due to the sale of the internet unit closing on May 31, 2004, less than half-way through the year.

         YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31,
2003

         REVENUES. Revenues for the Licensed Technologies division were $8,246 for the year ending December 31, 2003. Revenues consisted of $7,801 for the sale of RAD-X and $445 for the sale of EKOR(TM). The Licensed Technologies unit did not begin operation until the first quarter of 2003.

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

         INTEREST EXPENSE. Interest expense for the year ending December 31, 2003 consisted of $10,668 in interest expense on the notes related to the Licensed Technologies Division, $148,824 in interest charges on the Series B, C, D and E preferred stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

         We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2004, we had an accumulated deficit of $28,885,358 and a working capital deficit of $1,574,634.

         On September 30, 2003, we entered into a private equity credit agreement with Brittany Capital Management LLC under which we had an option to issue and sell to Brittany up to $10,000,000 of our common stock over three years. In connection with this agreement, we filed a registration statement on Form SB-2 with the Securities Exchange Commission to register 25,651,000 shares of our common stock for resale by Brittany and Econ Investor Relations. However, the registration statement was not declared effective by the Securities and Exchange Commission. In December 2004, the private equity credit agreement terminated in accordance with its terms, and we withdrew the registration statement.

         In June 2004 we entered into a second exchange agreement with Brittany to acquire certain of their shares of our common stock at a price of $0.10 per share. On September 22, 2004, we issued 490.5 shares of our Series I convertible preferred stock to Brittany in exchange for Brittany's surrender of 4,905,000 shares of our common stock.. In addition Brittany agreed to loan us $100,000 under a convertible note. As of December 31, 2004 we had borrowed $75,000 under this agreement.

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

         On October 22, 2004 and November 5, 2004, Global Matrechs, Inc., entered into securities purchase agreements with Dean M. DeNuccio and Colonial Fund LLC relating to the private placement of 2% secured convertible promissory notes in the aggregate principal amount of $75,000 with a maturity of two (2) years and warrants to purchase 3,000,000 shares of its common stock at an exercise price of $0.025 per share, which expire in five years in exchange for aggregate consideration equal to the principal amount of the Notes. The Company received approximately $70,000 in proceeds after deducting offering expenses.

         The Notes are convertible, at the option of the holders, into shares of common stock of the Company at a conversion price of $0.02 per share. Each Purchaser may require the Company to repurchase some or all of its Note if the market price of the common stock of the Company falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the Note.

         On December 3, 2004, the Company and Deer Creek Fund, LLC entered into a securities purchase agreement relating to the private placement of a 2% secured convertible promissory notes in the aggregate principal amount of $50,000 with a maturity of two (2) years and a warrant to purchase 2,000,000 shares of its common stock at an exercise price of $0.025 per share, which expires in five years. The Company has received approximately $45,000 in net proceeds after deducting offering expenses.

         The Note is convertible, at the option of the holder, into shares of common stock of the Company at a conversion price of $0.02 per share. The holder of the Note may require the Company to repurchase some or all of its Note if the market price of the common stock of the Company falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount being repurchased.

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

FACTORS AFFECTING FUTURE PERFORMANCE

OUR BUSINESS, AS CURRENTLY CONSTITUTED, HAS LIMITED OPERATING HISTORY. THEREFORE, WE MAY NOT BE ABLE TO ACCURATELY FORECAST FUTURE RESULTS AND OPERATING LOSSES IN FUTURE PERIODS COULD BE GREATER THAN EXPECTED.

On May 31, 2004, the Company completed the sale of its remaining Internet business, which had been in operation since 1994, to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. We did not begin to focus on our licensed technologies business until May 22, 2003 when we completed a transaction with Eurotech, Ltd. Thus, our current business has a limited operating history. As a result, it is difficult to accurately forecast our revenues and we lack meaningful historical financial data upon which to base planned operating expenses. We may be unable to adjust our spending in a timely enough manner to compensate for any unexpected revenue shortfall. Conversely, we might not be able to respond effectively to an unexpected increase in sales activities, should one occur. This inability could cause our net losses in a given quarter to be greater than expected.

WE HAVE A HISTORY OF OPERATING LOSSES, AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE.

We have a history of operating losses. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability. As of December 31, 2004, we had an accumulated deficit of approximately $28,885,358.

WE HAVE A GOING-CONCERN QUALIFICATION IN THE REPORT BY OUR REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM FOR OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004, WHICH MAY MAKE CAPITAL RAISING MORE DIFFICULT AND MAY REQUIRE US TO SCALE BACK OR CEASE OPERATIONS, PUTTING OUR INVESTORS' FUNDS AT RISK.

The report of our registered independent public accounting firm dated May 10, 2005 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through sales of equity and issuances of debt. Additionally, as of December 31, 2004, we had an accumulated deficit of approximately $28,885,358 and a working capital deficiency of $1,574,634. We may be unable to meet our future obligations unless additional funding sources are obtained.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH.

The continued development of our current technologies or acquisitions of new technologies will require additional capital. We incurred net losses of $458,120 and $2,631,061 for the years ended December 31, 2003 and December 31, 2004, respectively. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

THE MANAGEMENT OF OUR FINANCES AND THE QUALITY AND TIMELINESS OF OUR FINANCIAL REPORTING MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INCREASE THE SIZE AND CAPABILITIES OF OUR INTERNAL ADMINISTRATIVE AND FINANCE FUNCTION AS OUR BUSINESS GROWS.

We have engaged an outside accounting firm (other than our independent registered public accounting firm) to provide financial management and accounting services on a temporary basis. If we are unable to continue to obtain sufficient financial management and accounting services on a cost-effective basis, our ability to effectively manage our finances and the quality and timeliness of our financial reporting could be adversely affected.

IF WE FAIL TO REALIZE SOME OR ALL OF THE OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF TRUE TO FORM, OUR BUSINESS WILL SUFFER.

Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected revenues for True To Form, unanticipated costs, deterioration in the U.S. economy as a whole or the commercial lighting industry in particular, and other factors. In addition, the integration of True to Form's business and operations with those of Global Matrechs may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse effects on Global Matrechs existing strategic focus.

WE FACE INTENSE COMPETITION, WHICH COULD RESULT IN LOWER REVENUES AND HIGHER RESEARCH AND DEVELOPMENT EXPENDITURES AND COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

If we do not develop or acquire new and enhanced products, or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures.

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY SUFFER.

Recently, we have expanded our operations to pursue existing and potential new market opportunities. This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources. To manage our growth effectively, we must, among other things:

         o successfully attract, train, motivate and manage a larger number of employees for sales and customer support activities;


         o control working capital requirements; and


         o improve the efficiency of our operating, administrative, financial and accounting systems, procedures and controls.


If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO EXPAND OUR OPERATIONS.

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

OUR SUCCESS DEPENDS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES.

We depend upon the continued services of our senior management for our continued success. The loss of any member of senior management could have a serious negative impact upon our business and operating results. We can provide no assurances that we will be able to retain our senior management or other key personnel.

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR PROPRIETARY TECHNOLOGY.

Our ability to compete depends significantly upon our trade secrets and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.

If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, distract the attention of management, and there can be no assurance that we would prevail.

CLAIMS BY OTHERS THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

Our industries are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

We do not conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.

WE ARE NOT SUBJECT TO THE SAME CORPORATE GOVERNANCE STANDARDS AS LISTED COMPANIES, INCLUDING WITHOUT LIMITATION, THE REQUIREMENT THAT WE HAVE A MAJORITY OF INDEPENDENT DIRECTORS.

Registered exchanges and the Nasdaq National Market have enhanced corporate governance requirements that apply to issuers that list their securities on those markets. Our common stock is quoted on the OTC Bulletin Board which does not have comparable requirements. For instance, we are not required to have any independent directors or to adopt a code of ethics.

Currently, we have no independent directors and therefore management has significant influence over decisions made on behalf of the stockholders. In certain circumstances, management may not have the same interests as the stockholders and conflicts of interest may arise.

Furthermore, certain relationships with our officers, directors and affiliates may also involve inherent conflicts of interest. We do not have a policy to resolve conflicts of interest. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our other stockholders in general, these persons may have interests different than yours.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Registered Public Accounting Firm...................  32

Consolidated Balance Sheets as of December 31, 2003 and 2004..............  33

Consolidated Statements of Operations for each of the Three
Years in the Period Ended December 31, 2004...............................  34

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for each of the Three Years in the Period Ended December 31, 2004.........  35

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 2004...............................  36

Notes to Consolidated Financial Statements................................  37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Matrechs, Inc.

         We have audited the accompanying consolidated balance sheets of Global Matrechs, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Matrechs, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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



                                               /S/ Sherb & Co., LLP
                                               -----------------------------
                                               Sherb & Co., LLP
                                               CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
MAY 10, 2005

                              GLOBAL MATRECHS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                   2003             2004
                                                                AS RESTATED
                                                                ------------    ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $     71,818    $    131,470

   Accounts receivable, net                                          274,418          94,551

    Prepaid expenses                                                  27,257         397,015

   Inventory                                                            --            67,906

   Loan to Tulix                                                        --            72,858
                                                                ------------    ------------
     Total current assets                                            373,493         763,800

Fixed Assets                                                         105,624          28,430

Prepaid expenses, non-current                                           --           125,292

Deposits                                                                --             2,575

Investment in Tulix                                                     --            51,949

Intangible Assets (see Note 3)                                       986,223         986,223

Less: Accumulated Amortization                                      (115,059)       (312,304)

Goodwill                                                                --         1,469,108
                                                                ------------    ------------
Intangibles, net                                                     871,164       2,143,027
                                                                ------------    ------------

Total assets                                                    $  1,350,281    $  3,115,073
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                        $    501,372    $    763,880

   Convertible loans payable                                         255,000       1,949,554

   Convertible loans payable - discount                                 --          (375,000)
                                                                ------------    ------------
     Total current liabilities                                       756,372       2,238,434

Long term notes                                                         --           415,302

Convertible preferred stock                                        5,522,041            --
                                                                ------------    ------------

     Total liabilities                                             6,278,413       2,753,736
                                                                ------------    ------------

Convertible Preferred Stock                                        1,069,000       6,128,223
                                                                ------------    ------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 300,000,000 shares
     authorized and 45,895,431 shares issued and
     outstanding at December 31, 2004 and 15,000,000
     shares authorized, 14,999,156 shares issued and
     outstanding at December 31, 2003                                  1,500           4,590
   Preferred stock, Series H, $.01 par value, 13,500
     shares authorized, 12,000 shares issued and
     outstanding at December 31, 2004 and 13,500 shares
     authorized and 13,500 shares issued and outstanding
     at December 31, 2003, convertible, participating,
     $12,000,000 liquidation value at December 31, 2004
     and $13,500,000 liquidation value at December 31, 2003              135             125
   Preferred stock, Series I, $.01 par value, 13,500
     shares authorized, 13,500 shares issued and outstanding
     at December 31, 2004 and December 31, 2003, convertible,
     participating, $13,500,000 liquidation value at December
     31, 2004 and December 31, 2003                                     --              --

   Treasury Stock                                                     (8,659)       (327,484)

   Additional Paid in Capital                                     20,264,189      23,441,241
   Accumulated deficit                                           (26,254,297)    (28,885,358)
                                                                ------------    ------------
     Total stockholders' deficit
                                                                  (5,997,132)     (5,766,886)
                                                                ------------    ------------
     Total liabilities and stockholders' deficit
                                                                $  1,350,281    $  3,115,073
                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLOBAL MATRECHS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                           2002            2003
                                                       AS RESTATED      AS RESTATED         2004
                                                      -------------    -------------    -------------
Revenues                                              $        --      $       8,246    $         620

Total Cost of Sales                                            --              8,731              558
                                                      -------------    -------------    -------------
Gross profit                                                   --               (485)              62
                                                      -------------    -------------    -------------
Operating expenses:
       Sales and Marketing
       Product Development
       General and Administrative                           187,449          325,281        1,273,929

       Depreciation and Amortization                           --            115,059          197,244

       Asset Impairment Charge                               52,584             --               --
                                                      -------------    -------------    -------------
        Total Operating Expenses                            240,033          440,340        1,471,173
                                                      -------------    -------------    -------------
Operating loss                                             (240,033)        (440,825)      (1,471,111)
Other expenses (income):

       Interest Expense                                         491          159,492        1,340,868

       Other expense (income), net                          (26,637)         (91,826)        (211,395)
                                                      -------------    -------------    -------------
Total other expenses (income)                               (26,146)          67,666        1,129,473
                                                      -------------    -------------    -------------
Income (loss) from continuing operations
 before income taxes                                       (213,887)        (508,491)      (2,600,584)

Income tax provision (benefit)
                                                      -------------    -------------    -------------
Loss from continuing operations                            (213,887)        (508,491)      (2,600,584)

Income from discontinued operations                         118,001          176,008           94,363

Gain (loss) on disposal of business segment                    --           (125,030)        (124,385)

Derivative adjustment of beneficial conversion
 feature                                                       --               (607)            (455)
                                                      -------------    -------------    -------------
Net income (loss)                                           (95,886)        (458,120)      (2,631,061)

Deemed preferred stock dividend, net of recovery         (1,004,681)       1,278,412             --
                                                      -------------    -------------    -------------

Net income (loss) applicable to common shareholders   $  (1,100,567)   $     820,292    $  (2,631,061)
                                                      -------------    -------------    -------------

Net income (loss) per share - basic

       Continuing operations                          $      (0.081)   $       0.043    $      (0.155)

       Discontinued operations                                0.008            0.011           (0.002)
                                                      -------------    -------------    -------------

Net income (loss) per share - basic                   $      (0.073)   $       0.054    $      (0.157)
                                                      -------------    -------------    -------------
Weighted average common shares outstanding               14,999,157       14,999,157       16,790,165
                                                      -------------    -------------    -------------

Net income (loss) per share - diluted

       Continuing operations                          $      (0.013)   $       0.023    $      (0.155)

       Discontinued operations                                0.008            0.003           (0.002)
                                                      -------------    -------------    -------------

Net income (loss) per share - diluted                 $      (0.005)   $       0.026    $      (0.157)
                                                      -------------    -------------    -------------
Weighted average common shares outstanding              214,687,508       31,820,137       16,790,165
                                                      -------------    -------------    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLOBAL MATRECHS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                                            PREFERRED            COMMON                    ADDITIONAL
                                         ------------------------------------   TREASURY    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                          SHARES  AMOUNT    SHARES     AMOUNT    STOCK      CAPITAL       DEFICIT        DEFICIT
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2001, as issued       198      $3   14,999,157   $1,500   $(8,659)  $24,587,964  $(25,700,291)  $ (1,119,483)

Adjustments to opening balances            (198)     (3)                                   (4,597,361)                  (4,597,364)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2001, as
restated                                     --      --   14,999,157    1,500    (8,659)   19,990,603   (25,700,291)    (5,716,847)

Guaranteed return to Series B, C, D
and E preferred stockholders                                                                 (297,948)                    (297,948)

Amortization of beneficial
conversion feature to Series E
preferred stockholders                                                                        (68,344)                     (68,344)

Penalties on preferred stock                                                                 (638,387)                    (638,387)

Net loss                                                                                                    (95,886)       (95,886)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2002, as
restated                                     --      --   14,999,157    1,500    (8,659)   18,985,924  (25,796,177)     (6,817,412)

Issuance of Series H preferred stock     13,500     135                                          (135)                          --

Guaranteed return to Series B, C, D
and E preferred stockholders                                                                 (148,824)                    (148,824)

Amortization of beneficial
conversion feature to Series E and G
preferred stockholders                                                                        (99,947)                     (99,947)

Recovery of deemed preferred stock
dividend                                                                                    1,527,171                    1,527,171

Net loss                                                                                                   (458,120)      (458,120)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2003, as
restated                                 13,500     135   14,999,157    1,500    (8,659)   20,264,189   (26,254,297)    (5,997,132)

Issuance of Series I preferred stock        490       5                                                                          5

Receipt of Treasury stock                                 (4,905,000)    (490) (318,825)      319,312                           (3)

Issuance of Common Stock                                   2,151,081      215                 104,850                      105,065

Beneficial Conversion Feature on
promissory notes, net of expenses                                                             526,459                      526,459

Warrant feature on promissory notes                                                           684,810                      684,810

Conversion of temporary equity to
common shares                                             22,150,193    2,215                 683,814                      686,029

Issuance of warrants for services
rendered                                                                                      258,942                      258,942

Conversion of Series H Stock             (1,500)    (15)   1,500,000      150                    (135)

Purchase of True To Form                                  10,000,000    1,000                 599,000                      600,000
Net loss                                                                                                 (2,631,061)    (2,631,061)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2004               12,490     125   45,895,431    4,590  (327,484)   23,441,241   (28,885,358)    (5,766,886)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLOBAL MATRECHS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended
                                                                                December 31,
                                                                     2002           2003
                                                                 as restated    as restated        2004
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $   (95,886)   $  (458,120)   $(2,631,061)
   Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                       --          115,059        197,244
    Write down of investment, fixed assets and intangibles            52,584           --             --
    Provision for (recovery of) bad debts                            (24,813)         3,499        (47,232)
    Deferred rent expense                                             (5,480)          --             --
    Loss (gain) on sale of division                                     --         (125,030)       124,385
    Derivative adjustment of beneficial conversion feature               491            607           --
    Increase in stated value of additional paid in capital for
    convertible preferred stock and convertible notes payable           --          148,824      1,920,245
    Change in operating assets and liabilities:
     Accounts receivable                                             (64,202)       (34,758)       321,650
     Prepaid expenses                                                (20,358)        (6,899)      (214,853)
     Accounts payable and accrued expenses                           (56,962)        35,223       (137,451)
                                                                 -----------    -----------    -----------
    Net cash used in operating activities                           (214,626)      (321,595)      (467,073)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixture and equipment                      (38,378)       (21,929)          --
   Loan to related party                                                --             --          (71,225)
                                                                 -----------    -----------    -----------
    Net cash used in investing activities                            (38,378)       (21,929)       (71,225)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                              --          255,000        597,950
                                                                 -----------    -----------    -----------
    Net cash provided by financing activities                           --          255,000        597,950
                                                                 -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (253,004)       (88,524)        59,652

CASH AND CASH EQUIVALENTS, beginning of year                         413,346        160,342         71,818
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                           $   160,342    $    71,818    $   131,470
                                                                 ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--GOING CONCERN

         On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. With the consummation of this Purchase Agreement the Company has completely exited from all Internet related enterprises. This segment is treated as a discontinued operation in all periods presented.

         The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Division which consists of the marketing of the technologies licensed from Eurotech and the Specialty Lighting Division which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form, Limited.

         On May 22, 2003, we completed a transaction with Eurotech pursuant to which we now license NuCap(TM), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. Currently, we are licensing the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech, Ltd.. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers or to sublicense the technologies and collect royalties and/or licensing fees.

         On December 31, 2004 we acquired True To Form, Limited. As a result of the merger, True To Form is now our wholly owned subsidiary. True To Form designs, develops, manufactures and sells specialty lighting products to targeted segments of the traditional lighting industry and has recently established a division that will focus on the homeland security market. True To Form markets "high-end" lighting and architectural products for both commercial and residential applications, including pendants, surface and ceiling luminaries, table and floor lamps, commercial down-lights, bath fixtures, and custom fixtures

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 2004 of approximately $28.8 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.


RESTATED FINANCIAL STATEMENTS

The accompanying financial statements reflect the following restatements:

         The Company determined that Preferred Series B, C, D and E shares were subject to EITF 00-19, effective as of June 30, 2001. In accordance with EITF 00-19, the Company has reclassified Preferred Series C, D and E shares from equity to temporary equity, at redemption value. In accordance with EITF 00-19, the Company recorded Preferred Series B at redemption value. The transition adjustment was recorded as a deemed dividend as of June 30, 2001.

         The Company had determined that the above-mentioned issues were subject to FAS 150, effective as of July 1, 2003. The Company had implemented FAS 150 in its original filing, reporting a cumulative effect of a change in accounting principle. In consideration of the implementation of EITF 00-19, the cumulative effect of a change in accounting principle impact in the accompanying restated financial statement is zero.

         The Company has determined that all increases to the stated value of the above-mentioned Preferred series should be recorded as a deemed dividend for periods prior to the implementation of FAS 150 and interest expense for all periods subsequent to the implementation of FAS 150.

         The Company has determined that Preferred Series G stock is not subject to FAS 150 and has been reclassified as temporary equity in the restated financial statements.

         The Company determined that effective March 13, 2003, the Company entered into an agreement with the holder of Series B Preferred shares which waived any amounts due and owing in respect of penalties resulting from the Company's failure to have available a sufficient number of authorized shares of common stock for conversion and waived any default by the Company in respect of registration rights. Accordingly, the accrued penalties were reversed during the quarter ended March 31, 2003, and recorded as a recovery of a deemed preferred stock dividend. The penalties were removed from all subsequent reporting periods.

         The Company determined that effective March 14, 2003, the Company entered into an agreement with the holder of Series C, D and E Preferred shares which waived any amounts due and owing in respect of penalties resulting from the Company's failure to have available a sufficient number of authorized shares of common stock for conversion and waived any default by the Company in respect of registration rights. Accordingly, the accrued penalties were reversed during the quarter ended March 31, 2003, and recorded as a recovery of a deemed preferred stock dividend. The penalties were removed from all subsequent reporting periods.

         The Company has determined that Series B, C, D Preferred shares should be included in the weighted average shares outstanding on a diluted basis for the period commencing with the expiration of the mandatory conversion date and the date that the mandatory conversion was extended. Series B Preferred shares had a mandatory conversion date of March 25, 2002. On March 13, 2003, the mandatory conversion date was extended to March 31, 2004. Series C Preferred shares had a mandatory conversion date of July 22, 2002 and on March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series D preferred shares had a mandatory conversion date of September 28, 2002, and March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series E preferred shares had a mandatory conversion date of April 14, 2003, and on March 14, 2003 was extended to March 31, 2004.

         The Company has determined that the beneficial conversion feature associated with Preferred Series B, C, D and E shares are subject to FAS 133. Accordingly, the beneficial conversion feature has been established as of June 30, 2001, at fair value.

         The Company has determined that during August 2004, the shareholders of Preferred series B, C, D and E waived their mandatory conversion rights. As of September 30, 2004, the Series have been reclassified to temporary equity.

         Earnings per share has been restated to give effect to the above changes.

ASSET IMPAIRMENT

         The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company recognized a charge of $52,584 during the year ending December 31, 2002 for asset impairment.

INTANGIBLE ASSETS

         Intangible assets represent the technologies licensed from Eurotech and the Goodwill recognized in the purchase of True To Form, Ltd. The licenses were valued at $986,223 and are being amortized on a straight line basis over five years. The current intangible balance for the licenses is $673,919 which represents the original valuation less $312,304 amortized through December 31, 2004.

         The Goodwill for True To Form was valued at $1,469,108. Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests.

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

CASH FLOWS, CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Interest paid during 2004 and 2003 were $0 and $0 respectively. Income taxes paid during 2004 and 2003 were $0 and $0 respectively.

         During the year ending December 31, 2004, the Company entered into the following non-cash investing and financing transactions:

         Exchange of warrants for services rendered                    $258,942
         Issuance of common stock for services rendered                 104,850
         Acquisition of True To Form Ltd, Inc.                        1,469,108
         Conversion of preferred stock to common stock                  683,814

ACCOUNTS RECEIVABLE, NET

Accounts receivable are shown net of the allowance for doubtful accounts.

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                       THREE YEARS ENDING ON DECEMBER 31,

                                                ADDITIONS
                                               (REDUCTIONS)  DEDUCTIONS
                                  BALANCE AT    CHARGED TO      (A/R       BALANCE AT
                                 BEGINNING OF   COSTS AND    WRITTEN OFF     END OF
DESCRIPTION                         PERIOD       EXPENSES    TO BAD DEBT)    PERIOD
-----------------------------    ------------   ----------   -----------   ----------
Year ending December 31, 2002      (68,546)     (21,113)        45,926      (43,733)
Year ending December 31, 2003      (43,733)     (10,479)         6,980      (47,232)
Year ending December 31, 2004      (47,232)     (72,782)       120,014          --

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

ADVERTISING EXPENSES

         Advertising costs are expensed when incurred. No advertising expenses were incurred for the years ended December 31, 2002, 2003 or 2004.

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

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share are calculated according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Due to the net loss position of the Company for each of the three years in the period ending December 31, 2004, the numerator and denominator are the same for both basic and diluted loss per share.

The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

                                                                  Years ended December 31,
                                                       --------------------------------------------
                                                            2002            2003
                                                        as restated     as restated        2004
                                                       ------------    ------------    ------------
Net loss from continuing operations                        (213,887)       (509,098)     (2,600,584)
Less:  Deemed preferred stock dividend                   (1,004,681)       (248,759)

Add:  Recovery of preferred stock dividend                     --         1,527,171            --
                                                       ------------    ------------    ------------
Loss from continuing operations applicable to common     (1,218,568)        769,314      (2,600,584)
shareholders

Income (loss) from discontinued operations                  118,001          50,978         (30,477)
                                                       ------------    ------------    ------------

Net income(loss) applicable to common shareholders       (1,100,567)        820,292      (2,631,061)
                                                       ------------    ------------    ------------
Net income(loss) per share:

       Continuing operations                                  (0.08)          0.043          (0.155)

       Discontinued operations                                 0.01           0.011          (0.002)
                                                       ------------    ------------    ------------

Net income (loss) per share - basic                           (0.07)          0.054          (0.157)
                                                       ------------    ------------    ------------
Weighted average common shares outstanding - basic       14,999,157      14,999,157      16,790,165
                                                       ------------    ------------    ------------

Net income (loss) per share - diluted

       Continuing operations                                 (0.029)          0.023          (0.155)

       Discontinued operations                                0.003           0.003          (0.002)
                                                       ------------    ------------    ------------

Net income (loss) per share - diluted                        (0.026)          0.026          (0.157)
                                                       ------------    ------------    ------------
Weighted average common shares outstanding - diluted    214,687,508      31,820,137      16,790,165
                                                       ------------    ------------    ------------


         The Company has not declared or paid any dividends to the shareholders of the Preferred Stock. However, the Preferred Stock possesses conversion rights (the "Beneficial Conversion Feature") that are analogous to dividends. Accordingly, the Beneficial Conversion Feature has been accounted for as a Deemed Preferred Stock Dividend. (See footnotes 7, 8, 9 and 10).

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

         In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

         Based on calculations using the Black-Scholes option-pricing model, the weighted average grant date fair value of options and warrants was $0, $0 and $0 in 2002, 2003 and 2004, respectively. The fair value has been estimated using the following assumptions used for grants in 2002, 2003 and 2004, respectively: no dividend yield for all periods; an expected life of 5 years for all periods; volatility of 110%, 110% and 110%; and weighted average risk free interest rates was not applicable.

         The pro forma impact on the Company's net loss per share had compensation cost for all of the Company's stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

                                                    FOR THE THREE YEARS
                                                     ENDED DECEMBER 31,
                                           -------------------------------------
                                               2002         2003
                                           AS RESTATED  AS RESTATED      2004
                                           -----------  -----------  -----------
Loss applicable to common shareholders:
     As reported                           (1,100,567)    820,292    (2,631,061)
     Pro forma                             (1,270,276)    727,151    (2,645,961)
Basic income (loss) per share:
     As reported                               (0.070)      0.050        (0.157)
     Pro forma                                 (0.080)      0.050        (0.158)
Diluted income (loss) per share:
     As reported                               (0.006)      0.026        (0.157)
     Pro forma                                 (0.006)      0.023        (0.158)


OTHER MATTERS

Certain prior year amounts have been reclassified to conform to current year presentation.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

         Furniture, fixtures and equipment, net, are comprised of the following as of:

                                                             DECEMBER 31,
                                                       -----------------------
                                                          2003          2004
                                                       ---------     ---------
Furniture and fixtures                                     7,199         7,199
Computer equipment                                         8,548         8,548
Vehicles                                                  32,160        32,160
                                                       ---------     ---------
                                                          47,907        47,907
Less:accumulated depreciation and amortization            11,236        19,477
                                                       ---------     ---------
                                                          36,361        28,430
Fixed assets held for sale (Tulix)                       105,624
                                                       ---------     ---------
                                                         142,295        28,430

3. INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                              DECEMBER 31, 2004
                                                              -----------------
         Licensed technology rights:
         Basis                                                       986,223
         Amortization to date                                      (312,304)
         Subtotal                                                    673,919
         True To Form Goodwill:
         Basis                                                     1,469,108
         Total                                                     2,143,027


         Intangible assets represent the technologies licensed from Eurotech and the Goodwill recognized in the purchase of True To Form, Inc. The licenses were valued at $986,223 and are being amortized on a straight line basis over five years. The current intangible balance for the licenses is $673,919 which represents the original valuation less $312,304 amortized through December 31, 2004. The Goodwill for True To Form was valued at $1,469,108. Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests.

4. SEGMENT INFORMATION

         On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. With the consummation of this Purchase Agreement the Company has completely exited from all Internet related enterprises. This segment is treated as a discontinued operation in all periods presented.

         The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Division which consists of the marketing of the technologies licensed from and the Specialty Lighting Division which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form, Limited. The Company will commence reporting the income statement of True To Form the first quarter of 2005.

5. COMMITMENTS AND CONTINGENCIES

FACILITIES LEASES:

         As of December 31, 2004 the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that goes through September 2006. With the acquisition of True To Form we have added approximately 10,000 sq feet combined warehouse and offices. True to Form leases its warehouse and administrative offices located in Braintree, Massachusetts under a lease arrangement, which provides for, among other things, monthly base rental payments of approximately $3,500 through February 28, 2005 plus real estate taxes and insurance. The total rent expense under this arrangement was $61,063 and $58,850 for the years ended December 31, 2004 and 2003 respectively.

         Commencing in July 2003 and ending in July 2004 True to Form contracted for additional warehouse and light manufacturing space located in Slymar, California under a lease, which provides for, among other things, monthly rental payments of approximately $875. The total lease expense under this arrangement for the year ended December 31, 2003 was $8,450. As of July 16, 2004 the Company had not renewed the lease but was continuing to occupy the space on a month to month basis.

         As of March 26, 2004 we occupy approximately 7,000 square feet in one office building in Atlanta, Georgia under a lease expiring in October 2004. This facility serves as our headquarters and computer center. We have abandoned an office in New York City where we used to occupy approximately 3,400 square feet under a lease that expired in January 2003. On June 1, 2004 the Company was released from liability by Piedmont Ivy and Associates, the landlord, and Tulix Systems, Inc. for the approximately 7,000 square feet it had leased in Atlanta, Georgia. That lease, which had an expiration date of October 31, 2004, was transferred to, and assumed by Tulix Systems, Inc. as a part of the sale of the Internet Services Division.

         As of December 31, 2003 we have an accrual for real estate disposition liabilities of approximately $81,317, which we believe will be sufficient to settle all obligations related to the closing and abandonment of our offices in New York.

         Rental expense under operating leases was approximately $157,772, $177,825 and $ 49,776 for the years ended December 31, 2002, 2003 and 2004 respectively.

OPERATING LEASES:

The Company has entered into various operating leases for equipment, which expire at different times through May 2006; these leases call for, among other things, monthly rental payment of approximately $407.

The total equipment lease expense for the years ended December 31, 2004 and 2003 was $5,547 and $8,751, respectively.

The minimum future rental payments, in the aggregate, under non-cancelable facility and operating leases having remaining terms in excess of one year as of December 31, 2004 are as follows:


                       Year Ending
                       December 31,               Amount
                       ------------              -------
                           2005                  $ 4,884
                           2006                    2,035
                                                 -------
                                                 $ 6,919

LEGAL PROCEEDINGS:

         On February 9, 2005 Global Matrechs, Inc, filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. for its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also seeks the enforcement of the notes issued by Eurotech to Woodward, LLC which were assumed by Global Matrechs in the exchange agreement between Global Matrechs and Woodward on January 31, 2005. The complaint seeks damages totaling $672,677 plus interest and attorney's fees which are yet to be determined.

         On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company for damages based upon an alleged breach of a written service agreement. The Company has responded and feels at this time there is no merit to this action. We will diligently defend this action.

OTHER:

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

         Since the Series B, C, D, E and G Preferred Stock represent financial instruments that embody unconditional obligations that will be settled with a variable number of the Company's common equity shares, based on a fixed monetary amount that was known at inception, the Company reclassified its Series B, C, D, and E Preferred Stock as a liability and initially reported a loss of $802,730 as a cumulative effect of a change in accounting principle in the 2003 financial statements, beginning with the reporting period July 1, 2003 (the effective date of FAS 150). The restated financial statements reflected the adoption of EITF No. 00-19, effective as of June 30, 2001. With the adoption of EITF No. 00-19, the adoption of FAS 150 did not require a cumulative effect of a change in accounting principle.

         On August 14, 2004, the mandatory conversion rights of Series B, C D and E Preferred Stock were terminated. At that time, these liabilities were reclassified to temporary equity.

         In accordance with the terms of the private placement agreements underlying our Series B, C, D, E, and G Preferred Stock, penalties accrue at the rate of 2% per 30 day period of the outstanding purchase price of the unregistered securities. Prior to the adoption of SFAS No. 150, these penalties were recorded as deemed dividends in the amounts of $637,572, $638,387 and $319,194 for the years ended December 31, 2001, 2002 and 2003 respectively. Since the adoption of SFAS No. 150, and for the period from July 1, 2003 until December 31, 2003, the Company has recorded $319,194 in interest expense related to the penalty and $150,273 in interest expense related to the required increase in stated value as called for in the conversion rate calculation of the Series B, C, D and E Preferred stock. On March 13, 2003 the holders of Series B, and on March 14, 2003, the holder of Series C, D and E preferred stock waived all penalties incurred. The restated financial statements reflect the reversal of all of these accrued penalties, originally reported as deemed stock dividends or interest expense.

         During 2004, the Company entered into a series of promissory notes, which are convertible into common shares, and have cashless warrants. See Note 13 to the financial statements.

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

         In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $2,283,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,766,217 assigned to the preferred stock and $517,533 assigned to the warrants as of March 24,

1999. The Company then allocated $899,284 of the Series B net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $18,000 and $2,672 of the beneficial conversion was amortized in 2000 and 2001, respectively. During 1999, 10 shares of Series B Preferred Stock were converted into 63,317 shares of common stock. During 2000, 97.19 shares of Series B Preferred Stock were converted into 902,307 shares of common stock. During 2004, 5.36 share of Series B Preferred Stock were converted into 5,598,298 shares of common stock.

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

         In March of 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock; however, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, no shares of Series B preferred stock were converted. On March 13, 2003, the holders of Series B preferred stock waived all penalties that were accruing as a result of the Company's inability to convert the shares to common stock in March of 2002. On August 14, 2004, all mandatory conversion rights were terminated.

         The restatement of the historical financial statements reflects the adoption of EITF No. 00-19 effective as of June 30, 2001. The adoption of EITF No. 00-19 recorded Series B preferred stock at redemption value. This resulted in an increase to the deemed dividend to Series B preferred stockholders in 2001, 2002 and 2003 of $153,757, 17,810 and $8,910, respectively. In addition, the restatement of the historical financial statements reflected the reversal of all penalties as of March 13, 2003.

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

         In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $3,323,748 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $3,170,904 assigned to the preferred stock and $152,844 assigned to the warrants as of July 27, 1999. The Company then allocated $1,678,505 of the Series C net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $72,000 and $190 of the beneficial conversion was amortized in 2000 and 2001, respectively. During 1999, 37.5 shares of Series C Preferred Stock were converted into 281,460 shares of common stock. During 2000, 45.4 shares of Series C Preferred Stock were converted in to 802,056 shares of common stock. During 2001, 1.63 shares of Series C Preferred Stock was converted into 5,640,000 shares of Common Stock. During 2004, 20.38 share of Series C Preferred Stock were converted into 15,626,358 shares of common stock.

         The Company has the right, in its sole discretion, to redeem, from time to time, any or all of the Series C Preferred Stock; provided that certain conditions are met, including the availability of cash, credit or standby underwriting facilities available to fund the redemption at 120% of the original purchase price.

         In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series C preferred stock, no shares of Series C preferred stock were converted. On March 14, 2003, the holder of Series C preferred stock waived all penalties that were accruing as a result of the Company's inability to convert the shares to common stock in July of 2002. On August 14, 2004, all mandatory conversion rights were terminated.

         The Series C Preferred Warrants expired on July 27, 2004 and had an exercise price of $7.34 per share, subject to adjustment under certain circumstances.

         The restatement of the historical financial statements reflects the adoption of EITF No. 00-19 effective as of June 30, 2001. The adoption of EITF No. 00-19 recorded Series C preferred stock at redemption value. This resulted in an increase to the deemed dividend to Series C preferred stockholders in 2001, 2002 and 2003 of $565,585, 108,429 and $54,064, respectively. In addition, the restatement of the historical financial statements reflected the reversal of all penalties as of March 13, 2004.


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

         In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $1,423,750 to the preferred stock and the warrants based on their relative fair values at the Issuance Date, resulting in $1,387,477 assigned to the preferred stock and $36,273 assigned to the warrants as of September 28, 1999. The Company then allocated $642,084 of the Series D net proceeds to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Approximately $280,000 and $281,000 of the beneficial conversion was amortized in 1999 and 2000, respectively. During 2000, 73.7 shares of Series D Preferred Stock were converted into 589,573 shares of common stock. During 2004, .98 shares of Series D Preferred Stock were converted into 965,538 shares of common stock.

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

         In September 2002, the outstanding shares of our Series D preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series D preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series D preferred stock, no shares of Series D preferred stock were converted. . On March 14, 2003, the holder of Series D preferred stock waived all penalties that were accruing as a result of the Company's inability to convert the shares to common stock in September of 2002. On August 14, 2004, all mandatory conversion rights were terminated.

         The restatement of the historical financial statements reflects the adoption of EITF No. 00-19 effective as of June 30, 2001. The adoption of EITF No. 00-19 recorded Series D preferred stock at redemption value. This resulted in an increase to the deemed dividend to Series C preferred stockholders in 2001, 2002 and 2003 of $87,139, 1,550 and $775, respectively. In addition, the restatement of the historical financial statements reflected the reversal of all penalties as of March 13, 2004.


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

         Pursuant to certain registration rights granted to the investors in the private placement, we are obligated to file a registration statement under the Securities Act of 1933 with respect to a minimum of 1,808,293 shares of common stock issuable upon conversion of the Series E Preferred Stock and exercise of the Series E Preferred Warrants. The Company is obligated to pay penalties if the Registration Statement is not filed and/or declared effective within the specified time periods. As of March 13, 2003, penalties were waived to the Series E Preferred Stock holders. On August 14, 2004, all mandatory conversion rights were terminated.

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

         The Series E Preferred Warrants expired on April 14, 2005 and had an exercise price of $3.35 per share, subject to adjustment under certain circumstances.

         The restatement of the historical financial statements reflects the adoption of EITF No. 00-19 effective as of June 30, 2001. The adoption of EITF No. 00-19 recorded Series D preferred stock at redemption value. This resulted in an increase to the deemed dividend to Series C preferred stockholders in 2001, 2002 and 2003 of

$626,927, 170,160 and $85,080, respectively. In addition, the restatement of the historical financial statements reflected the reversal of all penalties as of March 13, 2004.


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

         On May 22, 2003, the Company issued 1,069 shares of the Company's Series G Convertible Preferred Stock, par value $.01 per share. The Series G shares have a stated value of $1,000 per share. Each Series G Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing $1,000 per share by a number equal to 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. No holder of Series G Shares may convert Series G Shares into shares of common stock if the aggregate shares of Common Stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, the unconverted Series G Shares). The Series G Preferred Stock has no mandatory conversion date. In determining the accounting for the beneficial conversion feature, the Company allocated $986,223 to the preferred stock based on its relative fair value at the Issuance Date. The Company then allocated $153,413 of the Series G value to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return beginning on the date when the shares are first convertible. During 2003, the beneficial conversion of $153,413 was amortized.

12. ISSUANCE OF SERIES I PREFERRED STOCK

         In June, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company's common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000 . As of December 31, 2004, the Company had borrowed $75,000. See note 13.

13. ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

         On June 1, 2004, as part of the agreement to Issue Preferred Series I (see Note 12), the Company borrowed $75,000 from Brittany. Under the terms of the convertible promissory note, Brittany, at its option, can convert the note into 1,500,000 shares of common stock at a price of $.05 per share or 80% of fair market value, at the time of conversion. The Company allocated $60,000 to the beneficial conversion feature, to be amortized over a period of twenty-four months; the period in which the holder can convert. During 2004, the Company amortized $17,500 of the beneficial conversion feature to interest expense.

         During September 2004, the Company restructured its borrowings from McNab into a convertible promissory note of $542,950. Under the terms of the convertible promissory note, McNab, at its option, can convert the note into shares of common stock at a price of $.05 per share or 80% of fair market value, at the time of conversion. The Company allocated $325,770 to the beneficial conversion feature, to be amortized over a period of twenty-four months; the term of the promissory note. During 2004, the Company amortized $81,443 of the beneficial conversion feature to interest expense.

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

         On October 22, 2004 and November 5, 2004, Global Matrechs, Inc., entered into securities purchase agreements with Dean M. DeNuccio and Colonial Fund LLC relating to the private placement of 2% secured convertible promissory notes in the aggregate principal amount of $75,000 with a maturity of two (2) years and warrants to purchase 3,000,000 shares of its common stock at an exercise price of $0.025 per share, which expire in five years in exchange for aggregate consideration equal to the principal amount of the Notes. The Company received approximately $70,000 in proceeds after deducting offering expenses.

         The Notes are convertible, at the option of the holders, into shares of common stock of the Company at a conversion price of $0.02 per share. Each Purchaser may require the Company to repurchase some or all of its Note if the market price of the common stock of the Company falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the Note.

         In determining the value of the beneficial conversion feature of the Southridge, DeNuccio and Colonial notes, the Company first allocated $489,484, $38,901 and $77,803, respectively to the value of the warrants. Since this value exceeds the proceeds received, the differential was recorded as additional paid in capital, discount on notes payable and a prepaid expense. The prepaid expense is amortized over the 24 month period of the convertible note. The value of beneficial conversion feature was valued at $625,000, $62,500 and $125,000, respectively. Since the conversion is at the option of the holder, the value of the beneficial conversion feature was amortized to interest expense in full during 2004.

         On December 3, 2004, the Company and Deer Creek Fund, LLC entered into a securities purchase agreement relating to the private placement of a 2% secured convertible promissory notes in the aggregate principal amount of $50,000 with a maturity of two (2) years and a warrant to purchase 2,000,000 shares of its common stock at an exercise price of $0.025 per share, which expires in five years. The Company has received approximately $45,000 in net proceeds after deducting offering expenses.

         The Note is convertible, at the option of the holder, into shares of common stock of the Company at a conversion price of $0.02 per share. The holder of the Note may require the Company to repurchase some or all of its Note if the market price of the common stock of the Company falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount being repurchased.

         In determining the value of the beneficial conversion feature of the Deer Creek note, the Company first allocated $78,622 to the value of the warrants. Since this value exceeds the proceeds received, the differential was recorded as additional paid in capital, discount on notes payable and a prepaid expense. The prepaid expense is amortized over the 24 month period of the convertible note. The value of beneficial conversion feature was valued at $100,000. Since the conversion is at the option of the holder, the value of the beneficial conversion feature was amortized to interest expense in full during 2004.

14. STOCK OPTION PLANS

         The Company's Employee Stock Option Plan (the "Stock Option Plan") was adopted by the Company's stockholders in September 1996 and amended in 2005. Shares of common stock may be sold or awarded to officers, key employees and consultants. On March 3, 1999 at a Special Meeting of Stockholders, the Company's stockholders approved an amendment to the Stock Option Plan which increased the number of shares reserved for issuance under the Stock Option Plan to 2,000,000 and in 2005 to 15,000,000 shares. Options granted under the Stock Option Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

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

         Option activity under all of the stock option plans is summarized as follows:

                                                                          YEAR ENDED DECEMBER 31,

                                                     WEIGHT-AVERAGED                WEIGHT-AVERAGED              WEIGHT-AVERAGED
                                                        EXERCISE                       EXERCISE                     EXERCISE
                                           SHARES         PRICE          SHARES         PRICE         SHARES         PRICE
                                         ----------     --------       ----------      --------     ----------      --------
Outstanding at beginning of year            791,644       2.75            389,085        2.31          387,419        2.32

Granted

Exercised

Forfeited                                  (402,559)      2.87             (1,666)       0.59
                                         ----------                    ==========                   ==========
Outstanding at end of year                  389,085       2.31            387,419        2.32          387,419        2.32
                                         ==========                    ==========                   ==========
Options exercisable at year end             239,081       3.32            329,419        2.61          387,419
                                         ==========                    ==========                   ==========
Shares available for future grant         1,610,915                     1,612,581                    1,612,581

Weighted-average fair value of
options granted during this year at
the shares' fair value                         0.00                          0.00                         0.00

The following table summarizes information about fixed options outstanding at December 31, 2004.

                                                    WEIGHTED AVERAGE REMAINING
EXERCISE PRICE                         SHARES            CONTRACTUAL LIFE
                                      --------      --------------------------

$0.59 - 0.75                           231,095                  5.1
$2.18 - 4.55                            95,687                  4.3
$6.00 - 6.13                            60,637                  3.4
                                      --------
                                       387,419                  4.3

15. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

         On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. ("Tulix"), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. The Company recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. With the consummation of this Purchase Agreement Global Matrechs has completely exited from all Internet related enterprises. The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented.

         On December 31, 2004 we acquired True To Form, Limited for total consideration of $1.1 million, consisting of $500,000 in notes to be held by True To Form and guaranteed by its assets and 10,000,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the public announcement of the transaction. The note is due in two payments with $100,000 due in 2005 and $400,000 due in 2010. The note accrues an interest rate of 8% per annum. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of True th Form:

Accounts receivable                    $   94,551
Inventories                                67,906
Property and Equipment                     28,430
Other assets                                2,575
Goodwill                                1,469,108
Current liabilities                      (399,959)
Long-term liabilities                    (162,611)
                                       ----------
                                       $1,100,000


16. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows, as of:

                                                     December 31,
                                      -----------------------------------------
                                          2002           2003           2004
                                      -----------    -----------    -----------
Temporary differences:
Allowance for uncollectibles          $    17,000    $    19,000    $        -
Capital losses                            167,000        167,000        167,000
Accrued legal fees                         18,000         19,000             -
Deferred rent expense                      83,000         33,000             -
Estimated loss on segment disposal              0         50,000             -
Net operating loss carryforward         7,849,000      8,001,000      8,125,000
                                      -----------    -----------    -----------
Deferred tax asset                      8,134,000      8,289,000      8,292,000
Valuation allowance                    (8,010,000)    (8,083,000)    (8,292,000)
                                      -----------    -----------    -----------
Net deferred tax asset                    124,000        206,000             -
Depreciation                             (124,000)      (206,000)            -
                                      -----------    -----------    -----------
Deferred tax liability                       --             --               -
                                      -----------    -----------    -----------
Net deferred tax asset (liability)    $      --      $      --      $        -
                                      ===========    ===========    ===========

         At December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $21 million which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions from 1997 through 2004 have resulted in ownership changes as defined in Internal Revenue Code Section 382. As a consequence of these ownership changes, the utilization of the Company's net operating loss carryforwards is significantly limited. Based on the cumulative losses in recent years and the limitation on the use of the Company's net operating losses, management believes that a full valuation allowance should be recorded against the deferred tax asset.

         The difference between the expected income tax benefit and the actual tax benefit computed by using the Federal statutory rate of 35% is as follows:

                                                        Year ended December 31,
                                                           2003         2004
                                                        ----------   ----------

Expected income tax (benefit) at statutory              $ (160,000)  $ (921,000)
Federal rate of 35%
State tax (benefit), net of Federal effect                 (23,000)    (132,000)
Permanent differences                                       46,000      844,000
Increase in valuation allowance                            137,000      209,000
                                                        ----------   ----------
                                                        $     --     $     --
                                                        ==========   ==========


17. SUBSEQUENT EVENTS

         On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge Partners LP, one of our existing investors, whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrant to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment. Under the terms of this purchase agreement, Southridge may, at its option, and at any time prior to July 1, 2005, purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005.

         The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum.

         We have secured the payment of the notes with a subordinated security interest in our accounts, general intangibles, inventories, and other collateral. In addition, in the event we propose to register securities under the Securities Act of 1933, as amended, we are required to notify Southridge in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note and warrant on the registration statement filed in connection with such registration (and assume any expenses associated therewith).

         The warrant has an expiration date of January 31, 2010. It contains a cashless exercise provision whereby the holder may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, we would receive no proceeds upon such exercise.

ENTRANCE INTO EXCHANGE AGREEMENT WITH WOODWARD LLC

         On January 31, 2005, we entered into an Exchange Agreement with Woodward LLC pursuant to which we acquired promissory notes, and have accordingly assumed all rights pertaining thereto, issued by Eurotech Ltd. The notes are currently in default and have an aggregate outstanding principal amount of $290,000. The notes carry a default annual interest rate of 18% and are past due in their entirety. In exchange for these notes, we issued to Woodward a promissory note in the principal amount of $250,000.

         Under the terms of the Exchange Agreement, in the event we propose to register securities under the Securities Act of 1933, as amended, we are required to notify Woodward in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note on the registration statement filed in connection with such registration, and assume any expenses associated therewith.

SOUTHRIDGE EXERCISES OPTION TO PURCHASE ADDITIONAL NOTES AND WARRANTS

         On March 2, 2005, Southridge Partners LP exercised its option to purchase an additional note and warrant under its Second Securities Purchase Agreement. In connection with such exercise, we issued to Southridge a convertible promissory note in the principal amount of $175,000 and a warrant to purchase up to 7,000,000 shares of our common stock in exchange for its $175,000 investment. The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum. The note matures on March 2, 2007

SOUTHRIDGE EXERCISES OPTION TO PURCHASE ADDITIONAL NOTES AND WARRANTS

         On April 11, 2005, Southridge Partners LP exercised its option to purchase an additional note and warrant pursuant to the Second Securities Purchase Agreement. In connection with such exercise, we issued to Southridge a convertible promissory note in the principal amount of $125,000 and a warrant to purchase up to 5,000,000 shares of our common stock to Southridge in exchange for its $125,000 investment. The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some, or all, of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum. The note matures on April 11, 2007.

DECISION TO RESTATE FINANCIALS

         On April 15, 2005, the Company's management, in consultation with the Company's independent registered public accounting firm, concluded that the Company's historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, the management has concluded that the Company's historical financial statements should no longer be relied upon. While the Company does not intend to amend its previously filed annual and quarterly reports covering the periods noted above, the Company has restated historical financial information for the periods required to be presented in this annual report on Form 10-KSB to reflect the correct accounting treatment. The Company has also included in this annual report on Form 10-KSB five years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to its historical financial statements and restated selected quarterly information for 2003 and 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer, who is also our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004, has concluded that our disclosure controls and procedures are effective based on his evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The names and ages of the directors and executive officers of the Company as of December 31, 2004 and certain information about them are set forth below.

      NAME             AGE                          POSITION

Mark J. Allen           42       Director, Executive Vice President
Randolph Graves         64       Director, Vice President
Michael Sheppard        55       Director, President, Chief Executive Officer,
                                 Chief Operations Officer and acting Chief
                                 Financial Officer

BACKGROUND OF OUR DIRECTORS AND EXECUTIVE OFFICERS

         Randolph A. Graves, Jr., DSc. has been a member of our Board of Directors and served as Vice President of or Licensed Technology Division since May 2003. In addition, Dr. Graves is the Chief Financial Officer of Eurotech, Ltd., a position that he has held since November 2002. Prior to this Dr. Graves was the Vice President for Technology, focusing on technology evaluation, acquisition strategy, and analysis of commercial competitiveness. Dr. Graves served as the Chairman and CEO of Eurotech from May 1995 until January 1998 and was a member of the Board of Directors from the date of Eurotech's incorporation until January 1998, from February 1999 to July 2001, and has again served as a director since August 2001 to the present. He has also served in several other capacities for Eurotech over the past three years. Dr. Graves also serves as a director of DayStar Technologies, Inc. Dr. Graves has over thirty-five years experience with technology development, management and application. He served twenty-six years with NASA, finishing his career as a Senior Executive at NASA Headquarters. He has served on numerous managerial and technical panels and committees including a member of the White House's Federal Coordinating Council on Science Engineering and Technology Subcommittee on High Performance Computing and as NASA's member of NATO's Advisory Group on Aerospace Research and Development Fluid Dynamics Panel. He is currently a member of George Washington University's National Advisory Council for the School of Engineering Applied Science. Dr. Graves was awarded a Sloan Fellowship at Stanford University's Graduate School of Business in 1982. He also received NASA's Exceptional Performance Award for his managerial activities at NASA Headquarters. Dr. Graves has been a member of the Board since March 2003.

         Michael Sheppard has served as a Vice President of our Licensed Technology Division since May 2003 and in June was appointed President and CEO in June 2004. Mr. Sheppard was the COO and President of Technest Holdings, Inc. Mr. Sheppard joined Technest in 1997, and headed up the day-to-day strategy of Technest. He resigned from Technest in December 2002. Prior to joining Technest, Mr. Sheppard was the Chief Operating Officer of Freelinq Communications, a provider of real time video-on-demand via ATM/XDSL technology. Mr. Sheppard has also acted as the Chief Executive Officer and Chief Operating Officer of several early stage development companies, overseeing the development of a corporate infrastructure for each company. From 1980 to 1992, Mr. Sheppard served as the President of Lee America, a Westward Communications Company whose North American holdings included Panavision, Inc. Mr. Sheppard has an extensive background in the entertainment industry and received a BA and an MFA in film from New York University. Mr. Sheppard has been a member of the Board since November 2001.

         Mark J. Allen has been a member of our Board of Directors since 2004 and has served as Executive Vice President since December 31, 2004. Mr. Allen is the Founder and President, True To Form Limited, now a wholly owned subsidiary of Global Matrechs. He conceived of True To Form, created its strategic plan, staffed organization and established its infrastructure. He developed a national customer base including such accounts as Dunkin Donuts, TOGO's Sandwich Shops, Papa Gino's, Chick-Fil-A, Deangelos, Baskin Robbins, Swarovski Crystal Stores, Aramark, Steve Wynn Designs, Hard Rock Hotels, Kentucky Fried Chicken, and O'Charlies.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions. We have been unable to adopt a code of ethics due to our limited financial resources and competing demands on our management.

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

         Based solely on its review of the copies of such forms received by it, the Company is not aware of any failure by its officers, directors, or greater than ten-percent owners to comply with all section 16(a) filing requirements applicable to them during the year ended December 31, 2004.

         However, we believe that during the year ended December 31, 2004, Michael Sheppard, Randolph Graves and Mark Allen should have filed initial reports under Section 16(a) of the Securities Exchange Act of 1934. The reporting requirements are related solely to their elections and appointments, as applicable, as directors and/or officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

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

EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by the Company in 2004 to its Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus exceeded $100,000 (each, a "Named Executive Officer"):

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                LONG TERM COMPENSATION

                                                                         NUMBER OF
                                                                         SECURITIES
                                                          OTHER ANNUAL   UNDERLYING    ALL OTHER
          POSITION            YEAR   SALARY    BONUS(1)   COMPENSATION     OPTION     COMPENSATION
--------------------------    ----   -------   --------   ------------   ----------   ------------
Michael Sheppard              2004   158,000
President, Chief Executive    2003   119,000
Officer, Chief Operations     2002         0
Officer and action Chief
Financial Officer

Randolph Graves, Vice         2004         0
President                     2003         0
                              2002         0

Mark J. Allen,                2004         0
Executive Vice                2003         0
President                     2002         0


Gia Bokuchava (2)             2004    56,250
Chief Technical Officer       2003   111,250
                              2002   105,000

Timothy R. Robinson (2)       2004    56,250     40,000
                              2003   135,000
                              2002   135,000

(1) Each of the Company's executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

(2)  Resigned effective May 31, 2004

         No options were granted to or exercised by named executive officers in 2004. No executive officers held any options at December 31, 2004.

EMPLOYMENT CONTRACTS AND COMPENSATION POLICY

         Pursuant to the Tulix Agreement, Mr. Robinson, Mr. Bokuchava, and Ms. Doijashvili, on the one hand, and Global Matrechs, on the other hand, have agreed to release one another from all claims arising out of the three executives' respective employment with or separation from Global Matrechs, other than Global Matrechs claims arising out of the Tulix Agreement or arising out of any fraud, willful misconduct or criminal act. As such, the Company does not intend to pursue any claims against Mr. Robinson, Mr. Bokuchava or Ms. Doijashvili relating to the non-solicitation or non-competition provisions of their employment agreements. In addition, the Company does not believe that these individuals will be in competition with the Company, given that Tulix and the Company will operate in different industries.

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

         There were no changes to the Company's executive compensation policies in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information as of December 31, 2004:


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                         NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES         WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                  TO BE ISSUED UPON          EXERCISE PRICE OF       FUTURE ISSUANCE UNDER EQUITY
                                     EXERCISE OF                OUTSTANDING         COMPENSATION PLANS (EXCLUDING
                                 OUTSTANDING OPTIONS,        OPTIONS, WARRANTS         SECURITIES REFLECTED IN
       PLAN CATEGORY             WARRANTS AND RIGHTS             AND RIGHTS                  COLUMN (A))
-------------------------        --------------------        -----------------      -----------------------------
                                         (a)                         (b)                          (c)

Equity Compensation Plans
     approved by security
     holders                           329,419                     $2.61                       1,612,581

Equity Compensation Plans
     not approved by
     security holders                    N/A                        N/A                            N/A

         Total                         329,419                     $2.61                       1,612,581

BENEFICIAL OWNERSHIP OF COMMON STOCK

         At the close of business on May 6, 2005, there were issued and outstanding 75,297,187 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of May 6, 2005 by:
         o Each person known by us to be the beneficial owner of more than five percent of our common stock;

         o  Each of our directors;

         o Each executive officer named in the summary compensation table (including one former executive officer); and

         o  All of our current directors and executive officers as a group.

         The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares beneficially owned include shares that may be purchased through the exercise of options that vest within 60 days of May 6, 2005, and shares issuable upon conversion of preferred stock, subject to ownership limitations set forth in the applicable preferred stock designations.


                                             AMOUNT AND NATURE OF    PERCENT OF
    NAME OF BENEFICIAL OWNER (1)             BENEFICIAL OWNERSHIP     CLASS (2)
----------------------------------------     --------------------    ----------

Woodward, LLC                                      8,273,498            9.9%(3)
  c/o Navigator Management Ltd.,
  P.O. Box 972 Road Town,
  British Virgin Islands.
Polymate, Ltd.                                     8,273,498            9.9%(4)
  B'nai Brith 16
  Haifa, Israel
Greenfield Capital Partners LLC                    8,273,498            9.9%(4)
  90 Grove Street, Suite 206
  Ridgefield, Connecticut 06877
Eurotech, Ltd.                                     8,273,498            9.9%(4)
  10306 Eaton Place, Suite 220
  Fairfax, Virginia 22030
Brittany Capital Management                        4,905,000            6.5%
  Cumberland House,
  #27 Cumberland Street,
  P.O. Box N-10818, Nassau,
  New Providence Island, The Bahamas
Michael Sheppard                                           0               *
Randolph Graves                                            0               *
George Bokuchava, Phd (5)                             64,559               *
Timothy Robinson (6)                                  50,668               *
Nino Doijashvili (7)                                 150,000               *
Mark J. Allen                                     10,000,000            13.3%
Current Directors and Executive Officers          10,000,000            13.3%

         * Less than 1%.

         (1) Except as otherwise noted, the address of each named beneficial owner is c/o Global Matrechs, Inc., 90 Grove Street Suite 202 Ridgefield, CT 06877.

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

         (3) Includes shares of common stock issuable upon conversion of Series G Preferred Stock. The Certificate of Designations for the Series G preferred stock prohibits any holder of Series G preferred stock from converting shares of Series G preferred stock into shares of common stock if such conversion would result in the Series G holder beneficially owning more than 9.9% of the outstanding shares of common stock, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

         (4) Includes shares of common stock issuable upon conversion of Series H Preferred Stock. The Certificate of Designations for the Series H preferred stock prohibits any holder of Series H preferred stock from converting shares of Series H preferred stock into shares of common stock if such conversion would result in the Series H holder beneficially owning more than 9.9% of the outstanding shares of common stock, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

         (5) Includes 25,000 shares of Common Stock issuable upon the exercise of options outstanding at a weighted average exercise price of $4.48 per share.

         (6) Includes 46,428 shares of Common Stock issuable upon exercise of options outstanding at a weighted average exercise price of $0.59.

         (7) Includes 150,000 shares of Common Stock issuable upon the exercise of options outstanding at an exercise price of $0.75.

CHANGES IN CONTROL

         The Company is not aware of any arrangements that could result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         We have closed an agreement with Tulix to sell substantially all of the assets used in our hosting and web site maintenance business to Tulix. Timothy
R. Robinson, Gia Bokuchava and Nino Doijashvili, who were officers and directors of both HomeCom and Tulix, own all of the outstanding stock of Tulix.

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

         We entered into a Private Equity Credit Agreement with Brittany Capital Management LLC which, at the time, beneficially owned 5,640,000 shares of our common stock, representing approximately 37.6% of the outstanding shares of our common stock. The Private Equity Credit Agreement has since terminated in accordance with its terms. In June 2004, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company's common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000. As of December 31, 2004, the Company had borrowed $75,000.

         We have issued a Secured Promissory Note to McNab LLC, which owns the outstanding shares of our Series C, Series D, and Series E preferred stock. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a summary of our arrangement with McNab LLC.

         On December 31, 2004, we entered into an Agreement and Plan of Merger with True To Form, and Mark J. Allen, the sole stockholder of True To Form. Whereby we acquired True To Form. Mr. Allen was at the time, and remains, a member of our board of directors. The consideration paid to Mr. Allen in the transaction consisted of:

          o the issuance by True To Form of a secured note in the initial principal amount of $500,000; and
          o the issuance to Mr. Allen by Global Matrechs of 10,000,000 shares of our common stock.

         The number of shares of common stock issued in the transaction is subject to adjustment based on the price of our common stock and the revenues of the acquired business on December 31, 2006. In general, assuming that True To Form generates gross revenues of at least $3,000,000 for the twelve months ended December 31, 2006, the value of the shares issued in the transaction (based on the average closing price of the shares for the five trading days ended on or prior to December 31, 2006) will be at least $2.5 million but no more than $3.5 million. If the value is less than $2.5 million, we are obligated to issue additional shares or, at our option, make cash payments to make up the difference. If the value of the shares is greater than $3.5 million, any excess shares will be returned to us and retired or held as treasury stock. If True To Form does not meet the revenue target, the share consideration will be a minimum of $2.0 million and a maximum of $3.0 million.

         In June 2004, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company's common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000 . As of December 31, 2004, the Company had borrowed $75,000.


ITEM 13. EXHIBITS.


Exhibit                               Description
------- ------------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.2 Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Incorporated by reference to Exhibit 2.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.3 Asset Purchase Agreement by and between HomeCom Communications, Inc. and Tulix Systems, Inc., dated March 24, 2003. (Incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.4 License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC. (Incorporated by reference to Exhibit 2.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.5     Amendment No. 1 to License and Exchange Agreement, effective as of
        June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., and, solely with respect to Article V and Article XI of the License and Exchange Agreement, Polymate, Ltd. and Greendfield Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.6 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

2.6 Agreement and plan of merger (Incorporated herein by reference to Exhibit 2.1 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

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

3.7 Certificate of Designation of Series E Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

3.8 Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.9 Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.10 Certificate of Designation of Series H Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

3.11 Certificate of Amendment of Amended and Restated Certificate of Incorporation of HomeCom Communications, Inc., as filed with the Secretary of State of Delaware on June 14, 2004 (Incorporated herein by reference to Exhibit 3.1 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004).

3.12 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.2 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.13 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.3 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.14 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.4 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.15 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.5 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.16 Certificate of designations, preferences and rights of Series I Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of Form 10-Q of the Registrant as filed with the Commission on August 16, 2004.)

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

4.4 2% Secured Convertible Promissory Note dated October 19, 2004 issued to Southridge Partners LP (Incorporated herein by reference to Exhibit
        4.1 of Form 8-K of the Registrant as filed with the Commission on October 18, 2004.)

4.5 Common Stock Purchase Warrant dated October 19, 2004 issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on October 18, 2004.)

4.6 Form of 2% Secured Convertible Promissory Note (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on November 4, 2004.)

4.7 Form of Common Stock Purchase Warrant (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on November 4, 2004.)

4.8 2% Secured Convertible Promissory Note dated December 3, 2004 issued to Deer Creek Fund, LLC (Incorporated herein by reference to Exhibit
        99.1 of Form 8-K of the Registrant as filed with the Commission on December 8, 2004.)

4.9 Common Stock Purchase Warrant dated December 3, 2004 issued to Deer Creek Fund, LLC (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on December 8, 2004.)

4.10    Form of Warrants issued to Trilogy Capital Partners, Inc.
        (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on December 22, 2004.)

4.11 Form of Warrants issued to Consultant (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on December 29, 2004.)

4.12 Common Stock Purchase Warrant issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

4.13 Nonnegotiable 2% Secured Convertible Promissory Note issued to Woodward LLC (Incorporated herein by reference to Exhibit 10.4 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

4.14 Common Stock Purchase Warrant issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on March 7, 2005.)

4.15 --Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.2 of Form 8-K of the Registrant as filed with the Commission on March 7, 2005.)

4.16 Common Stock Purchase Warrant issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

4.17 Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.2 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

10.1    HomeCom Communications, Inc. Stock Option Plan and form of Stock
        Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).) (1)

10.2 HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).) (1)

10.3 Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax. (Incorporated herein by reference to Exhibit 10.4 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).) (1)

10.4 Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996. (Incorporated herein by reference to Exhibit 10.5 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.5 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.24 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.6 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.25 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.7    Form of Securities Purchase Agreement between the Registrant,

        Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.26 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.8    Form of Registration Rights Agreement between the Registrant,
        Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.27 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.9 Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P. (Incorporated herein by reference to Exhibit 10.28 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.10 Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD. (Incorporated herein by reference to Exhibit 10.29 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.11 Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company. (Incorporated herein by reference to Exhibit 10.34 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.12 Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc. (Incorporated herein by reference to Exhibit 10.37 of the Form S-1 Registration Statement of the Registrant filed (Registration No. 333-45383).)

10.13   Letter Agreement, dated April 17, 1998 by and among Sovereign
        Partners, L.P., Dominion Capital Fund and HomeCom. (Incorporated herein by reference to Exhibit 10 of the Form 8-K of the Registrant filed with the Commission on April 28, 1998.)

10.14 Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.50 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.15 Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.51 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.16 Transfer Agent Instructions dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.52 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.17 Transfer Agent Legal Opinion dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.53 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.18 Warrant Agreement, dated as of March 25, 1999, by and among CPR (USA), Inc. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.55 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.19 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Fund, L.L.C. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.56 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.20 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Funds, L.P. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.57 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.21 Warrant Agreement, dated as of March 25, 1999, by and among J.P. Turner & Company, L.L.C and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.22 Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.65 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.23 Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.66 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.24 Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.67 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.25 Transfer Agent Legal Opinion dated as of July 23, 1999. (Incorporated herein by reference to Exhibit 10.68 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.26 Placement Agency Agreement dated as of July 23, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.69 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.27 Warrant Agreement, dated as of July 23, 1999, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.70 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.28 Securities Purchase Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.71 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.29 Registration Rights Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.72 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.30 Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.73 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.31 Transfer Agent Legal Opinion dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.74 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.32 Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.75 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.33 Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.76 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

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

10.39 Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000. (Incorporated herein by reference to Exhibit 10.86 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.) (1)

10.40 Amendment to employment Agreement between Registrant and George Bokchava dated January 10, 2001. (Incorporated herein by reference to

        Exhibit 10.87 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.)

10.41   Separation and Release Agreement, dated March 29, 2001, between
        HomeCom Communications, Inc. and Harvey Sax. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.)

10.42 License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to
        Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.43 Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.44 Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to
        Exhibit 10.3 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.45 Stock Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., Greenfield Capital Partners LLC and Polymate, Ltd. (Incorporated herein by reference to Exhibit 10.4 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.46 Amendment No. 1 to License Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated herein by reference to Exhibit 10.5 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.47 Private Equity Credit Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.48 Registration Rights Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.2 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.49 License Agreement, dated as of August 15, 2003, by and between HomeCom Communications, Inc. and Kristul Group. (Incorporated herein by reference to Exhibit 10.49 of Form 10-K of the Registrant for the year ended December 31, 2003, as filed with the Commission on May 13, 2004.)

10.50 Assignment and Consent Agreement, dated November 17, 2003, by and among Joseph Kristul, Kristul Group, Environmental Friendly Materials, GMBH and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.50 of Form 10-K of the Registrant for the year ended December 31, 2003, as filed with the Commission on May 13, 2004.)

10.51   Secured Promissory Note, dated May 31, 2004, by Tulix
        Systems, Inc. in favor of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.52 Security Agreement, dated May 31, 2004, by and between HomeCom Communications, Inc. and Tulix Systems, Inc.(Incorporated herein by reference to Exhibit 10.2 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.53   Shareholders' Agreement, dated May 31, 2004, by and among
        HomeCom Communications, Inc., Tulix Systems, Inc., Gia
        Bokuchava, Nino Doijashvili and Timothy R. Robinson (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.54 Indemnification Agreement, dated May 31, 2004, by and between HomeCom Communications, Inc. and Tulix Systems, Inc. (Incorporated herein by reference to Exhibit 10.4 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.55 Second Exchange Agreement with Brittany Capital Management Ltd. dated June 1, 2004 (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant as filed with the Commission August 16, 2004.)

10.56 Convertible Note issued to Brittany Capital Management, Ltd. dated June 1, 2004 (Incorporated herein by reference to Exhibit 10.2 of Form 10-Q of the Registrant as filed with the Commission August 16, 2004.)

10.57 Securities Purchase Agreement dated October 19, 2004 between Global Matrechs, Inc. and Southridge Partners LP (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on October 18, 2004.)

10.58 Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on November 4, 2004.)

10.59 Securities Purchase Agreement dated December 3, 2004 between Global Matrechs, Inc. and Deer Creek Fund, LLC (Incorporated herein by reference to Exhibit 99.3 of Form 8-K of the Registrant as filed with the Commission on December 8, 2004.)

10.60 Letter of Engagement with Trilogy Capital Partners, Inc. (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on December 22, 2004.)

10.61 Secured note (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.62 Security agreement (Incorporated herein by reference to Exhibit 10.2 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.63 Guaranty (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.64 Collateral pledge agreement (Incorporated herein by reference to Exhibit 10.4 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.65 Second Securities Purchase Agreement with Southridge Partners LP (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.66 Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP (Incorporated herein by reference to Exhibit
        10.2 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.67 Exchange Agreement with Woodward LLC (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.68 Second Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

21.1 List of Subsidiaries. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

31.1 Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2 Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.*

* Filed herewith

(1) Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.


        ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                      December 31,        December 31,
                                          2004                2003
                                          ----                ----

(i)     Audit Fees                      $40,000             $40,000

(ii)    Audit Related Fees                   $0                  $0

(iii)   Tax Fees                         $6,000              $6,000

(iv)    All Other Fees                       $0                  $0



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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

PRE-APPROVAL POLICIES AND PROCEDURES. The Company does not have an audit committee. The Board of Directors has approved Sherb & Company, LLC to serve as the Company's outside accounting firm. It is the policy of the Company that all services provided by Sherb & Company, LLC shall be pre-approved by the Board of Directors. Sherb & Company, LLC will provide the Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Board of Directors at any time up to one year before the commencement of such services by Sherb & Company, LLC. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by Sherb & Company, LLC fits within such pre-approved category of services and (ii) the Board of Directors also establishes a limit on the fees for such pre-approved category of services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLOBAL MATRECHS, INC.


                                   By: /s/ Michael Sheppard
                                       ------------------------------
                                   Michael Sheppard
                                   Title: President, Chief Executive Officer,
                                   Chief Operating Officer and acting Chief
                                   Financial Officer


                                   Date: May 11, 2005



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By: /s/ Michael Sheppard
                                       ------------------------------
                                   Michael Sheppard
                                   Title: President, Chief Executive Officer,
                                   Chief Operating Officer and acting Chief
                                   Financial Officer (principal executive
                                   officer and principal accounting officer)

                                   Date: May 11, 2005



                                   By: /s/ Mark Allen
                                       ------------------------------
                                   Mark Allen
                                   Title:  Director

                                   Date: May 11, 2005


                                   By: /s/ Randolph Graves
                                       ------------------------------
                                   Randolph Graves
                                   Title:  Director

                                   Date: May 11, 2005

                                  EXHIBIT INDEX

Exhibit                                Description
------- ------------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.2 Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Incorporated by reference to Exhibit 2.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.3 Asset Purchase Agreement by and between HomeCom Communications, Inc. and Tulix Systems, Inc., dated March 24, 2003. (Incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.4 License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC. (Incorporated by reference to Exhibit 2.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.5     Amendment No. 1 to License and Exchange Agreement, effective as of
        June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., and, solely with respect to Article V and Article XI of the License and Exchange Agreement, Polymate, Ltd. and Greendfield Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.6 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

2.6 Agreement and plan of merger (Incorporated herein by reference to Exhibit 2.1 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

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

3.7 Certificate of Designation of Series E Convertible Preferred Stock. (Incorporated herein by reference to exhibit of the same number in the Form S-3 Registration Statement of the Registrant (Registration No. 333-38326).)

3.8 Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.9 Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.10 Certificate of Designation of Series H Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

3.11 Certificate of Amendment of Amended and Restated Certificate of Incorporation of HomeCom Communications, Inc., as filed with the Secretary of State of Delaware on June 14, 2004 (Incorporated herein by reference to Exhibit 3.1 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004).

3.12 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.2 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.13 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.3 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.14 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.4 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.15 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 3.5 of Form 8-K of the Registrant as filed with the Commission on June 15, 2004.)

3.16 Certificate of designations, preferences and rights of Series I Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of Form 10-Q of the Registrant as filed with the Commission on August 16, 2004.)

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

4.4 2% Secured Convertible Promissory Note dated October 19, 2004 issued to Southridge Partners LP (Incorporated herein by reference to Exhibit
        4.1 of Form 8-K of the Registrant as filed with the Commission on October 18, 2004.)

4.5 Common Stock Purchase Warrant dated October 19, 2004 issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on October 18, 2004.)

4.6 Form of 2% Secured Convertible Promissory Note (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on November 4, 2004.)

4.7 Form of Common Stock Purchase Warrant (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on November 4, 2004.)

4.8 2% Secured Convertible Promissory Note dated December 3, 2004 issued to Deer Creek Fund, LLC (Incorporated herein by reference to Exhibit
        99.1 of Form 8-K of the Registrant as filed with the Commission on December 8, 2004.)

4.9 Common Stock Purchase Warrant dated December 3, 2004 issued to Deer Creek Fund, LLC (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on December 8, 2004.)

4.10    Form of Warrants issued to Trilogy Capital Partners, Inc.
        (Incorporated herein by reference to Exhibit 99.2 of Form 8-K of the Registrant as filed with the Commission on December 22, 2004.)

4.11 Form of Warrants issued to Consultant (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on December 29, 2004.)

4.12 Common Stock Purchase Warrant issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

4.13 Nonnegotiable 2% Secured Convertible Promissory Note issued to Woodward LLC (Incorporated herein by reference to Exhibit 10.4 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

4.14 Common Stock Purchase Warrant issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on March 7, 2005.)

4.15 Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.2 of Form 8-K of the Registrant as filed with the Commission on March 7, 2005.)

4.16 Common Stock Purchase Warrant issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.1 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

4.17 Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP (Incorporated herein by reference to Exhibit 4.2 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

10.1    HomeCom Communications, Inc. Stock Option Plan and form of Stock
        Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).) (1)

10.2 HomeCom Communications, Inc. Non-Employee Directors Stock Option Plan and form of Stock Option Certificate. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).) (1)

10.3 Form of Employment Agreement entered into between the Registrant and each of its executive officers except Harvey W. Sax. (Incorporated herein by reference to Exhibit 10.4 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).) (1)

10.4 Lease Agreement between Property Georgia OBJLW One Corporation and the Registrant dated January 22, 1996. (Incorporated herein by reference to Exhibit 10.5 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-12219).)

10.5 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $4.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.24 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.6 Form of Warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.00 per share issued by the Registrant to First Granite Securities, Inc. (Incorporated herein by reference to Exhibit
        10.25 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

10.7    Form of Securities Purchase Agreement between the Registrant,
        Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.26 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.8    Form of Registration Rights Agreement between the Registrant,
        Sovereign Partners, L.P. and Dominion Capital Fund, LTD. dated as of December 23, 1997. (Incorporated herein by reference to Exhibit 10.27 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.9 Form of Warrant to purchase 18,750 shares of Common Stock issued by the Registrant to Sovereign Partners, L.P. (Incorporated herein by reference to Exhibit 10.28 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.10 Form of Warrant to purchase 56,250 shares of Common Stock issued by the Registrant to Dominion Capital Fund, LTD. (Incorporated herein by reference to Exhibit 10.29 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.11 Form of Warrant to purchase 25,000 shares of Common Stock for an aggregate purchase price of $92,500 by the Registrant to Hamilton Dorsey Alston Company. (Incorporated herein by reference to Exhibit 10.34 of the Form S-1/A Registration Statement of the Registrant (Registration No. 333-42599).)

10.12 Form of Warrant to purchase 50,000 shares of Common Stock issued by the Registrant to The Malachi Group, Inc. (Incorporated herein by reference to Exhibit 10.37 of the Form S-1 Registration Statement of the Registrant filed (Registration No. 333-45383).)

10.13   Letter Agreement, dated April 17, 1998 by and among Sovereign
        Partners, L.P., Dominion Capital Fund and HomeCom. (Incorporated herein by reference to Exhibit 10 of the Form 8-K of the Registrant filed with the Commission on April 28, 1998.)

10.14 Securities Purchase Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.50 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.15 Registration Rights Agreement dated as of March 25, 1999 by and among HomeCom Communications, Inc. and CPR (USA), Inc., Liberty View Funds, L.P., and Liberty View Fund, L.L.C. (Incorporated herein by reference to
        Exhibit 10.51 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.16 Transfer Agent Instructions dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.52 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.17 Transfer Agent Legal Opinion dated as of March 25, 1999. (Incorporated herein by reference to Exhibit 10.53 of the Form 10-K of the Registrant filed with the Commission on March 31, 1999.)

10.18 Warrant Agreement, dated as of March 25, 1999, by and among CPR (USA), Inc. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.55 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.19 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Fund, L.L.C. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.56 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.20 Warrant Agreement, dated as of March 25, 1999, by and among Liberty View Funds, L.P. and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.57 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.21 Warrant Agreement, dated as of March 25, 1999, by and among J.P. Turner & Company, L.L.C and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.59 of the Registration Statement on Form S-3 of the Registrant (Registration No. 333-79761).)

10.22 Securities Purchase Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.65 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.23 Registration Rights Agreement dated as of July 23, 1999 by and among HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.66 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.24 Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.67 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.25 Transfer Agent Legal Opinion dated as of July 23, 1999. (Incorporated herein by reference to Exhibit 10.68 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.26 Placement Agency Agreement dated as of July 23, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.69 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.27 Warrant Agreement, dated as of July 23, 1999, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated herein by reference to Exhibit 10.70 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.28 Securities Purchase Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.71 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.29 Registration Rights Agreement dated as of September 27, 1999 by and among HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.72 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.30 Transfer Agent Instructions dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.73 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.31 Transfer Agent Legal Opinion dated as of September 28, 1999. (Incorporated herein by reference to Exhibit 10.74 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.32 Placement Agency Agreement dated as of September 27, 1999 by and between HomeCom Communications, Inc. and Greenfield Capital Partners. (Incorporated herein by reference to Exhibit 10.75 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

10.33 Warrant Agreement, dated as of September 27, 1999, by and between HomeCom Communications, Inc. and Jackson LLC. (Incorporated herein by reference to Exhibit 10.76 of the Form S-1 Registration Statement of the Registrant (Registration No. 333-88491).)

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

10.39 Employment Agreement between the Registrant and Timothy R. Robinson dated August 1, 2000. (Incorporated herein by reference to Exhibit 10.86 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.) (1)

10.40 Amendment to employment Agreement between Registrant and George Bokchava dated January 10, 2001. (Incorporated herein by reference to Exhibit 10.87 of the Form 10-K of the Registrant filed with the Commission on April 12, 2001.)

10.41   Separation and Release Agreement, dated March 29, 2001, between
        HomeCom Communications, Inc. and Harvey Sax. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant filed with the Commission on May 21, 2001.)

10.42 License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to
        Exhibit 10.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.43 Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.44 Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to
        Exhibit 10.3 of the Registrant's Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.45 Stock Exchange Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd., Greenfield Capital Partners LLC and Polymate, Ltd. (Incorporated herein by reference to Exhibit 10.4 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.46 Amendment No. 1 to License Agreement, effective as of June 27, 2003, by and among HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated herein by reference to Exhibit 10.5 of Form 10-Q of the Registrant for the quarter ended June 30, 2003, as filed with the Commission on September 25, 2003.)

10.47 Private Equity Credit Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.48 Registration Rights Agreement, dated September 30, 2003, by and between HomeCom Communications, Inc. and Brittany Capital Management LLC. (Incorporated herein by reference to Exhibit 10.2 of Form 10-Q of the Registrant for the quarter ended September 30, 2003, as filed with the Commission on October 29, 2003.)

10.49 License Agreement, dated as of August 15, 2003, by and between HomeCom Communications, Inc. and Kristul Group. (Incorporated herein by reference to Exhibit 10.49 of Form 10-K of the Registrant for the year ended December 31, 2003, as filed with the Commission on May 13, 2004.)

10.50 Assignment and Consent Agreement, dated November 17, 2003, by and among Joseph Kristul, Kristul Group, Environmental Friendly Materials, GMBH and HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.50 of Form 10-K of the Registrant for the year ended December 31, 2003, as filed with the Commission on May 13, 2004.)

10.51   Secured Promissory Note, dated May 31, 2004, by Tulix
        Systems, Inc. in favor of HomeCom Communications, Inc. (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.52 Security Agreement, dated May 31, 2004, by and between HomeCom Communications, Inc. and Tulix Systems, Inc.(Incorporated herein by reference to Exhibit 10.2 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.53   Shareholders' Agreement, dated May 31, 2004, by and among
        HomeCom Communications, Inc., Tulix Systems, Inc., Gia
        Bokuchava, Nino Doijashvili and Timothy R. Robinson (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.54 Indemnification Agreement, dated May 31, 2004, by and between HomeCom Communications, Inc. and Tulix Systems, Inc. (Incorporated herein by reference to Exhibit 10.4 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

10.55 Second Exchange Agreement with Brittany Capital Management Ltd. dated June 1, 2004 (Incorporated herein by reference to Exhibit 10.1 of Form 10-Q of the Registrant as filed with the Commission August 16, 2004.)

10.56 Convertible Note issued to Brittany Capital Management, Ltd. dated June 1, 2004 (Incorporated herein by reference to Exhibit 10.2 of Form 10-Q of the Registrant as filed with the Commission August 16, 2004.)

10.57 Securities Purchase Agreement dated October 19, 2004 between Global Matrechs, Inc. and Southridge Partners LP (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on October 18, 2004.)

10.58 Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on November 4, 2004.)

10.59 Securities Purchase Agreement dated December 3, 2004 between Global Matrechs, Inc. and Deer Creek Fund, LLC (Incorporated herein by reference to Exhibit 99.3 of Form 8-K of the Registrant as filed with the Commission on December 8, 2004.)

10.60 Letter of Engagement with Trilogy Capital Partners, Inc. (Incorporated herein by reference to Exhibit 99.1 of Form 8-K of the Registrant as filed with the Commission on December 22, 2004.)

10.61 Secured note (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.62 Security agreement (Incorporated herein by reference to Exhibit 10.2 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.63 Guaranty (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.64 Collateral pledge agreement (Incorporated herein by reference to Exhibit 10.4 of Form 8-K of the Registrant as filed with the Commission on January 6, 2005.)

10.65 Second Securities Purchase Agreement with Southridge Partners LP (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.66 Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP (Incorporated herein by reference to Exhibit
        10.2 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.67 Exchange Agreement with Woodward LLC (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.68 Second Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

21.1 List of Subsidiaries. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

31.1 Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2 Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.*

* Filed herewith

(1) Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.