Form 10QSB
period 2005-03-31
GLOBAL MATRECHS, INC.
filed 2005-05-26
CIK 1021226

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-QSB
                               __________________

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29204
                               __________________

                              GLOBAL MATRECHS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                         58-2153309
   (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                                 90 GROVE STREET
                                    SUITE 201
                              RIDGEFIELD, CT 06877
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (203) 431-6665
                           (ISSUER'S TELEPHONE NUMBER)
                               __________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No |X|

     As of May 26, 2005, there were 78,322,888 shares of our common stock, par value $0.0001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No |X|
================================================================================

                              GLOBAL MATRECHS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                 MARCH 31, 2005

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................  2
           Consolidated Balance Sheets.......................................  2
           Consolidated Statements of Operations.............................  4
           Consolidated Statements of Cash Flows.............................  5
           Notes to Unaudited Consolidated Financial Statements..............  7
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 11
Item 3.    Controls and Procedures........................................... 25

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 25
Item 6.    Exhibits.......................................................... 25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GLOBAL MATRECHS, INC.

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                      MARCH 31,     DECEMBER 31,
                                                         2005           2004
                                                     -----------    -----------
                                                     (unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $    42,905    $   131,470

   Accounts receivable, net                              144,128         94,551
   Inventory                                             142,238         67,906
   Prepaid expenses                                      509,551        397,015
   Loan to Tulix                                          74,083         72,858
   Other current assets                                    5,000            --
                                                     -----------    -----------
     Total current assets                                917,905        763,800
Fixed Assets                                               5,568         28,430
Prepaid expenses, non-current                            383,697        125,292
Deposits                                                   2,575          2,575
Note receivable                                          250,000            --
Investment in Tulix                                       51,949         51,949
Intangible assets                                        986,223        986,223
Less:  Accumulated amortization                         (361,615)      (312,304)
Goodwill                                               1,469,108      1,469,108
                                                     -----------    -----------
Intangibles, net                                       2,093,716      2,143,027
                                                     -----------    -----------
     Total assets                                    $ 3,705,410    $ 3,115,073
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses             $   601,822    $   577,718
   Current maturities of long term debt                  245,315        286,162
    Convertible loans payable                          3,227,261      1,702,245
   Convertible loans payable - discount                 (800,000)      (375,000)
                                                     -----------    -----------
   Convertible loans payable, net                      2,427,261      1,327,245
                                                     -----------    -----------
     Total current liabilities                         3,274,398      2,191,125
   Due to officer                                         89,650        147,309
   Note payable                                          250,000            --
   Long term debt                                        400,000        415,302
                                                     -----------    -----------
       Total liabilities                               4,014,048      2,753,736
                                                     -----------    -----------
   Convertible preferred stock                         5,392,783      6,128,223
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 300,000,000
     shares authorized, 66,897,187 shares issued
     and outstanding at March 31, 2005 and
     45,895,431 shares issued issued and
     outstanding at December 31, 2004                      6,609          4,590
   Preferred stock, Series H, $.01 par value,
     13,500 shares authorized, 12,000 shares
     issued and outstanding at March 31, 2005
     and December 31, 2004, convertible,
     participating, $12,000,000 liquidation
     value at March 31, 2005 and December
     31, 2004                                                120            120

   Preferred stock, Series I, $.01 par value,
     490.5 shares authorized, 490.5 shares
     issued and outstanding at March 31, 2005
     and December 31, 2004, convertible,
     participating, $49,050 liquidation value at
     March 31, 2005                                            5              5
   Treasury stock, 5,028,695 shares at March
     31, 2005 and December 31, 2004                     (327,484)      (327,484)
   Additional paid-in capital                         25,150,123     23,441,241
   Accumulated deficit                               (30,530,794)   (28,885,358)
                                                     -----------    -----------
     Total stockholder deficit                        (5,701,421)    (5,766,886)
                                                     -----------    -----------
     Total liabilities and stockholder deficit       $ 3,705,410    $ 3,115,073
                                                     ===========    ===========


























   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2005           2004
                                                     -----------    -----------
                                                            (unaudited)


Revenues                                             $   369,681    $       620
Cost of revenues                                         148,203            558
                                                     -----------    -----------
Gross profit                                             221,478             62
                                                     -----------    -----------

Operating expenses:
   Selling, general and administrative                   612,611        262,566
   Depreciation and amortization                          51,268         49,311
                                                     -----------    -----------
     Total operating expenses                            663,879        311,877
                                                     -----------    -----------
Operating loss                                          (442,401)      (311,815)
Other expenses (income)
   Interest expense                                    1,204,259         82,364
   Interest income                                        (1,225)          --
                                                     -----------    -----------
Loss from continuing operations before income
   taxes                                              (1,645,435)      (394,179)
Income tax provision (benefit)                              --             --
                                                     -----------    -----------
Loss from continuing operations                       (1,645,435)      (394,179)
Income from discontinued operations                         --           43,189
                                                     -----------    -----------
Net loss                                             $(1,645,435)   $  (350,990)
                                                     ===========    ===========
Income (loss) per share - basic and diluted:
   Continuing operations                             $    (0.028)   $    (0.026)
   Discontinued operations                                  --            0.003
                                                     -----------    -----------
                                                     $    (0.028)   $    (0.023)
                                                     ===========    ===========
Weighted number of shares outstanding - basic
   and diluted                                        57,918,004     14,999,157
                                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
                                                             (unaudited)

Cash flows from operating activities:
   Net loss                                          $(1,645,435)   $  (350,990)
   Adjustments to reconcile net income (loss)
     to cash used in operating activities:
     Depreciation                                          1,957
     Barter transaction                                   20,904
     Provision for bad debts                                --           22,537
     Amortization                                         49,311           --
     Amortization of beneficial conversion feature
       of convertible loans                            1,100,016           --
     Common stock issued in exchange for services
       performed                                          82,261           --
     Loan to Tulix                                        (1,225)
   Change in operating assets and liabilities:
     Accounts receivable                                 (49,577)       113,245
     Inventory                                           (74,332)          --
     Prepaid expenses                                     55,976         15,419
     Other assets                                         (5,000)          --
     Accounts payable and accrued expenses                65,384        161,238
                                                     -----------    -----------
       Net cash used in operating activities            (399,760)       (38,551)
                                                     -----------    -----------





Cash flow from financing activities:
   Net repayments to officer                             (57,659)          --
   Repayments of current maturities of long-term
     debt                                                (56,147)          --
   Proceeds from issuance of convertible loans           425,000        109,000
                                                     -----------    -----------
       Net cash provided by  financing activities        311,194        109,000
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents     (88,566)        70,449
Cash and cash equivalents at beginning of period         131,471         71,818
                                                     -----------    -----------
Cash and cash equivalents at end of period           $    42,905    $   142,267
                                                     ===========    ===========

Non-cash investing and financing activities:

Conversion of preferred shares
  into 19,826,606 shares of common stock                            $   735,440
Issuance of 1,175,150 shares of common
  stock for services rendered                                       $    82,261
Service vehicle distributed for
  services performed                                                $    20,904




































   The accompanying notes are an integral part of these financial statements.

                              GLOBAL MATRECHS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the financial position and results of operations of Global Matrechs, Inc. (the "Company," "we" or "us") for the interim periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on May 11, 2005.

2. GOING CONCERN MATTERS AND RECENT EVENTS

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2005 of approximately $30.5 million. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern.

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

NON-RELIANCE ON HISTORICAL FINANCIAL STATEMENTS

     On April 15, 2005, the Company's management, in consultation with the Company's independent registered public accounting firm, concluded that the Company's historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, the management has concluded that the Company's historical financial statements should no longer be relied upon. While the Company does not intend to amend its previously filed annual and quarterly reports covering the periods noted above, the Company has restated historical financial information for the periods required to be presented in its annual report on Form 10-KSB for the year ended December 31, 2004 to reflect the correct accounting treatment. The Company has also included in its annual report on Form 10-KSB five years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to its historical financial statements and restated selected quarterly information for 2003 and 2004.

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

     The warrant has an expiration date of March 2, 2010. It contains a cashless exercise provision whereby the holder may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, we would receive no proceeds upon such exercise.

     In determining the value of the beneficial conversion feature of the Southridge notes, the Company first allocated $478,751 and $642,042, respectively to the value of the warrants. Since this value exceeds the proceeds received, the differential was recorded as additional paid in capital, discount on notes payable and a prepaid expense. The prepaid expense is amortized over the 24 month period of the convertible note. The value of beneficial conversion feature was valued at $690,000 and $350,000, respectively. Since the conversion is at the option of the holder, the value of the beneficial conversion feature was amortized to interest expense in full during the quarter ended March 31, 2005.

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

                      FOR THE THREE MONTHS ENDED
                           MARCH 31, 2005
                     ---------------------------
                      LICENSED        SPECIALTY
                    TECHNOLOGIES      LIGHTING
                      DIVISION        DIVISION      ELIMINATIONS       TOTAL
                     -----------     -----------    -----------     -----------
Total Assets         $   846,387     $   315,066    $  (243,548)    $   917,905
Total Revenue               --       $   369,681           --       $   369,681
Net Income (Loss)    $(1,695,420)    $    49,985           --       $(1,645,435)

Proforma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of True to Form had occurred as of the beginning of the following period:

                                                  Quarter Ended
                                                 March 31, 2004
                                                 --------------

Net revenues                                       $  203,369
Net loss from continuing operations                $ (404,529)
Net loss                                           $ (367,143)
Net loss per share                                 $   (0.025)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

4. STOCK OPTIONS

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

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------

Loss applicable to common shareholders:
     As reported                                      (1,641,802)      (350,990)
     Pro forma                                        (1,645,527)      (354,715)
Basic and diluted loss per share:
     As reported                                          (0.028)        (0.023)
     Pro forma                                            (0.028)        (0.023)

5. TAXES

     There was no provision for cash payment of income taxes for the three months ended March 31, 2005, as the Company anticipates a net taxable loss for the year ended December 31, 2005.

6. CONVERTIBLE PREFERRED STOCK

     As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, originally, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of March 31, 2005, such registration statement has not been declared effective. As of March 14, 2003, the holders of these series waived all penalties related to the registration, along with mandatory conversion dates.

     Through August 14, 2004, the terms of the Company's Series B, C, D, and E Convertible Preferred Stock provided for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E.

7. SUBSEQUENT EVENTS

     From April 1, 2005 through May 18, 2005, the Company converted 12.5 shares of Series C preferred stock and 540 shares of Series H preferred stock into 11,425,701 shares of common stock.

     On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company for damages based upon an alleged breach of a written service agreement. The Company has responded and feels at this time there is no merit to this action. We will diligently defend this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-QSB MADE BY OUR MANAGEMENT, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS. EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR FUTURE FINANCIAL RESULTS, OPERATING RESULTS, BUSINESS STRATEGIES, PROJECTED COSTS, PRODUCTS, COMPETITIVE POSITIONS AND PLANS, CUSTOMER PREFERENCES, CONSUMER TRENDS, ANTICIPATED PRODUCT DEVELOPMENT, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "WOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE," OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. ANY EXPECTATIONS BASED ON THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND OTHER IMPORTANT FACTORS, INCLUDING THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER THE HEADING "FACTORS AFFECTING FUTURE PERFORMANCE." THESE AND MANY OTHER FACTORS COULD AFFECT OUR FUTURE FINANCIAL AND OPERATING RESULTS, AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS BASED ON FORWARD-LOOKING STATEMENTS MADE IN THIS DOCUMENT OR ELSEWHERE BY US OR ON OUR BEHALF. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT.

In addition to the risks and uncertainties faced generally by participants in our industry, we face the following risks and uncertainties:

     o Our business, as currently constituted, has limited operating history. Therefore, we may not be able to accurately forecast future results, and operating losses in future periods could be greater than expected.

     o We have a history of operating losses, and there is no assurance that we will achieve profitability in the future.

     o We have a going-concern qualification in the report by our registered independent public accounting firm for our financial statements for the year ended December 31, 2004, which may make capital raising more difficult and may require us to scale back or cease operations, putting our investors' funds at risk.

     o We may be unable to obtain additional capital required to fund our operations and finance our growth.

     o The management of our finances and the quality and timeliness of our financial reporting may be adversely affected if we are unable to increase the size and capabilities of our internal administrative and finance function as our business grows.

     o If we fail to realize some or all of the anticipated benefits from our acquisition of True to Form, our business will suffer.

     o We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

     o    If we cannot effectively manage our growth, our business may suffer.

     o We may be unable to hire and retain the skilled personnel we need to expand our operations.

     o Our success depends on the services of our executive officers and key employees.

     o Our business may suffer if we cannot protect our proprietary technology.

     o Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

     o New corporate governance requirements are likely to increase our costs and make it more difficult to attract qualified directors.

     o We are not subject to the same corporate governance standards as listed companies, including without limitation, the requirement that we have a majority of independent directors.

     Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business, financial condition and operating results.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

     The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three-month period ended March 31, 2005. We did not make any changes to this policy during this period.

BUSINESS OVERVIEW

     The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Sector which consists of the marketing and sales of the technologies licensed from Eurotech and the Specialty Lighting subsidiary which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form Ltd acquired December 31, 2004. The Company is targeting the pursuit of the Homeland Securities market with both segments.

     On May 22, 2003, we completed a transaction with Eurotech pursuant to which we now license EKOR(TM), now called NuCap(TM), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. Currently, we are licensing the EKOR(TM), HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech, Ltd. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers or to sublicense the technologies and collect royalties and/or licensing fees.

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

     We expanded our offerings when, on December 31, 2004, we acquired our subsidiary True To Form Ltd, Inc. ("True To Form"), a company in the business of True To Form designing, developing, and manufacturing specialty lighting products. We acquired True To Form from its sole shareholder, Mark J. Allen, who is also a member of our board of directors. Mr. Allen will continue as the President of True To Form and was appointed Executive Vice President of the Company. The transaction was the result of arm's length negotiations and was unanimously approved by the disinterested directors of the Company. The consideration was determined on the basis of these negotiations and the advice of our financial advisor, who is not affiliated with us or Mr. Allen.

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

     MARKETING OF NUCAP(TM)

     Eurotech described its efforts to market NuCap(TM) as it was called prior to our changing the name as well as the other technologies in its public filings. These descriptions are summarized in this report. NuCap(TM)'s acceptance into nuclear waste management has been slower than Eurotech anticipated. Eurotech has stated that it believes that significant technical issues remain, including those dealing with the residue from production of nuclear weapons and the disposal of nuclear fuel being discharged from nuclear power plants. With respect to residue from the production of nuclear weapons, the technical issues relate to the fact that the residue could take a number of forms (liquid, wet slurry, partially dried sludge, calcined salts, etc.) and have a variety of ph factors. The amount of waste that NuCap(TM) can effectively encapsulate differs depending on the form and ph factor of the waste. Thus, each project must be addressed separately, and sometimes we will need to develop the appropriate form of NuCap(TM) on a project-by-project basis. We do not believe, that this issue will be a significant obstacle for us, as we believe that the modification of NuCap(TM) is no longer as resource-intensive as previously expected and can be accomplished relatively efficiently, especially with our new manufacturing partners. For example, a sheet form of NuCap(TM) was recently developed by Global Matrechs for use in a project with INEEL. With respect to the technical issues that Eurotech had perceived with respect to the disposal of nuclear fuel being discharged from nuclear power plants, we do not intend to market NuCap(TM) for this purpose. We believe that NuCap(TM) is a technologically advanced material that has properties that make it a superior cost effective and safer isolation technology even for some non-radioactive hazardous materials and a unique sealant for potential applications in the construction industry.

     In 2001, Eurotech successfully replicated the formula for NuCap(TM) to make Nucap(TM) products in the United States. In March 2001, the NuCap(TM) family of products was presented to waste management professionals at the annual Waste Management Symposium in Tucson, Arizona. As a result of the interest generated at the symposium, Eurotech presented EKOR(TM) for use in a variety of applications at Department of Energy ("DOE") sites to various waste management professionals. Specifically, Eurotech had discussions with the Savannah River Site (or SRS, near Aiken, South Carolina), Oak Ridge National Laboratory (or ORNL, in Oak Ridge, Tennessee), Fernald Closure Site (in Fernald, Ohio), Battelle Memorial Institute (or BMI, in Columbus, Ohio), Rocky Flats Environmental Testing Site (or RFETS, near Denver, Colorado), Los Alamos National Laboratory (or LANL, Los Alamos, New Mexico), Lawrence Livermore National Laboratory (or LLNL, Livermore, California), Hanford Reservation (Richland, Washington) and Idaho National Engineering & Environmental Laboratory (or INEEL, Idaho Falls, Idaho). Eurotech also had a number of meetings with DOE staff at their headquarters in Washington, D.C. and Germantown, Maryland. This included the introduction to companies doing project and management work at DOE and commercial sites, and had arranged demonstrations at the above mentioned facilities and at its production facility in California for staff from RFETS and ORNL. Early demonstrations of the Sealer product, as a solution that required mixing of a paste and catalyst and significant monitoring of specialized application equipment, revealed that the Sealer product needed further development to be more user-friendly. The Sealer product is a paste, with the consistency of thick brick mortar. While this thickness enables Sealer to be applied to vertical walls, tanks, drums, and ceilings, a sprayable version of Sealer, or even a thinner paste version that could be more easily applied, would be more user-friendly. To address this issue, Sealer Plus was developed, which Eurotech introduced in

November 2001 and initially demonstrated at BMI in January 2002. Sealer Plus is a low viscosity version of NuCap(TM). Sealer that can be sprayed with high-pressure paint spray equipment. We seek to further develop Sealer to make the Sealer more easily applied in a foam consistency, which we believe will make Sealer more user-friendly. The demonstration of NuCap(TM) Grout at INEEL enabled Eurotech to demonstrate its ability to operate in an underwater environment. INEEL has certain components that are being stored underwater because of their behavior when exposed to air. Global Matrechs has prepared specially-requested samples for further testing at INEEL and Hanford Where Global Matrechs had a successful demonstration in April of this year.

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

     MARKETING OF HNIPU

     On November 17, 2003, Global Matrechs entered into an agreement with Environmental Friendly Materials, GMBH ("EFM"), a German company, for the manufacture and sale of HNIPU for the European marketplace. EFM has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. We have applied for approval to sell HNIPU in the United States from the EPA and if and when we are on their approved list of products we expect to complete another non-exclusive agreement for the North American territory.

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

     NUCAP(TM) INTELLECTUAL PROPERTY RIGHTS

     The Euro-Asian Physical Society (EAPS) has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Pursuant to sub-license agreement, Eurotech became the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). We are the sole licensee of Eurotech for NuCap(TM) and have renamed the product NuCap(TM). We do not know if additional proprietary technology that we have developed relating to NuCap(TM) will prove patentable. We have applied for trademark protection for the mark "NuCap" with the U.S. Patent and Trademark Office.

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

     The manufacture of HNIPU and operation of EMR/AC(TM) equipment is not expected to be impacted adversely by government regulations. HNIPU's MSDS identifies the limited risks associated with the manufacture, handling and application of the non-isocyanate polyurethane. OSHA outlines operational regulations as related to acoustic frequencies and power levels as might be applied to EMR/AC(TM) operations. We have currently applied to the EPA for approval of HNIPU to be sold in the United States.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     NET SALES. Net sales from $620 in the quarter ended March 31, 2004 compared to $369,681 in the quarter ended March 31, 2005. Revenues in the quarter ended March 31, 2004 consisted of sales of NuCap(TM) and are recognized at the time that products are shipped or services are provided. Revenues in the quarter ended March 31, 2005 consisted of sales from our True To Form Ltd. division, acquired on December 31, 2004.

     COST OF SALES. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales increased by $147,645 from the quarter ended March 31, 2004 as a result of cost of sales from our True to Form Ltd. division.

     GROSS PROFIT. Gross profit increased from $62 in the quarter ended
March 31, 2004 to $221,478 in the quarter ended March 31, 2005. This reflects the results from our acquisition of True To Form.

     GENERAL AND ADMINISTRATIVE. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $ 262,566 in the quarter ended March 31, 2004 to $612,611 in the quarter ended March 31, 2005. This increase is primarily due to increased fees being paid to consultants and attorneys to put the Company's long term financing in place, along with the general and administrative expenses incurred at our True To Form Ltd. division, which was acquired on December 31, 2004.

     DEPRECIATION AND AMORTIZATION. Amortization expense of $49,311, which represents three months of amortization of the intangible licensed technologies, was recognized in the quarter ended March 31, 2005 and 2004. Depreciation expense of $1,957 represents depreciation expense on assets in service at our True to Form Ltd. division.

     OTHER INCOME. Other income in the quarter ended March 31, 2005 consisted of $1,225 in interest charged to Tulix for interest on their notes.

     INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2005 was $1,204,259. It consisted of $1,189,508 of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $14,571 in accrued interest expense on other borrowings.

     Interest expense for the quarter ended March 31, 2004 consisted of $74,564 in interest charges on the Series B, C, D and E preferred stock and $7,800 in interest expense on the notes related to the Licensed Technologies Division.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2005, we had an accumulated deficit of $30,530,794 and a working capital deficit of $2,356,492.

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

     In June 2004 we entered into a second exchange agreement with Brittany to acquire certain of their shares of our common stock at a price of $0.10 per share. On September 22, 2004, we issued 490.5 shares of our Series I convertible preferred stock to Brittany in exchange for Brittany's surrender of 4,905,000 shares of our common stock. In addition Brittany agreed to loan us $100,000 under a convertible note. As of March 31, 2005 we had borrowed $75,000 under this agreement.

     On October 19, 2004, the Company entered into a Securities Purchase Agreement with Southridge Partners LP. Under the Securities Purchase Agreement Southridge shall purchase a nonnegotiable 2% secured convertible promissory note with a maturity date of October 19, 2006 in the amount of $250,000. Southridge may, at its option, convert the note into Common Stock at a conversion price of $0.02. Conversion rights are restricted in that Southridge may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. Should the Company's Common Stock fall below $0.03 cents for ten consecutive trading days Southridge may force prepayment at 140% of the principle amount. Also as a part of the Securities Purchase Agreement the Company issued a Common Stock Purchase Warrant entitling Southridge to purchase 10,000,000 shares of Common Stock at an exercise price of $0.025 per share. Conversion rights are restricted in that Southridge may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. The Warrant may be exercised on a "cashless" basis at the election of the holder.

     On October 21, 2004, the Company entered into a Securities Purchase Agreement with Dean M. DeNuccio. Under the Securities Purchase Agreement Mr. DeNuccio shall purchase a nonnegotiable 2% secured convertible promissory note with a maturity date of October 21, 2006 in the amount of $25,000. Mr. DeNuccio may, at his option, convert the note into Common Stock at a conversion price of $0.02. Conversion rights are restricted in that Mr. DeNuccio may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. Should the Company's Common Stock fall below $0.03 cents for ten consecutive trading days Mr. DeNuccio may force prepayment at 140% of the principle amount. Also as a part of the Securities Purchase Agreement the Company issued a Common Stock Purchase Warrant entitling Mr. DeNuccio to purchase 1,000,000 shares of Common Stock at an exercise price of $0.025 per share. Conversion rights are restricted in that Mr. DeNuccio may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. The Warrant may be exercised on a "cashless" basis at the election of the holder.

     On November 5, 2004, the Company entered into a Securities Purchase Agreement with Colonial Fund, LLC ("Colonial"). Under the Securities Purchase Agreement Colonial shall purchase a nonnegotiable 2% secured convertible promissory note with a maturity date of November 5, 2006 in the amount of $50,000. Colonial may, at their option, convert the note into Common Stock at a conversion price of $0.02. Conversion rights are restricted in that Colonial may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. Should the Company's Common Stock fall below $0.03 cents for ten consecutive trading days Colonial may force prepayment at 140% of the principle amount. Also as a part of the Securities Purchase Agreement the Company issued a Common Stock Purchase Warrant entitling Colonial to purchase

2,000,000 shares of Common Stock at an exercise price of $0.025 per share. Conversion rights are restricted in that Southridge may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. The Warrant may be exercised on a "cashless" basis at the election of the holder.

     On November 10, 2004, the Company entered into a Securities Purchase Agreement with Deer Creek. Under the Securities Purchase Agreement Deer Creek shall purchase a nonnegotiable 2% secured convertible promissory note with a maturity date of November 10, 2006 in the amount of $50,000. Deer Creek may, at their option, convert the note into Common Stock at a conversion price of $0.02. Conversion rights are restricted in that Deer Creek may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. Should the Company's Common Stock fall below $0.03 cents for ten consecutive trading days Deer Creek may force prepayment at 140% of the principle amount. Also as a part of the Securities Purchase Agreement the Company issued a Common Stock Purchase Warrant entitling Deer Creek to purchase 2,000,000 shares of Common Stock at an exercise price of $0.025 per share. Conversion rights are restricted in that Southridge may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Common Stock. The Warrant may be exercised on a "cashless" basis at the election of the holder.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting.

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

ITEM 6. EXHIBITS

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



                                  GLOBAL MATRECHS, INC.


                                  By: /s/ Michael Sheppard
                                      -------------------------
                                  Name: Michael Sheppard
                                  Title: President, Chief Executive Officer, and
                                         Acting Chief Financial Officer
                                  Date: May 26, 2005

                                  EXHIBIT INDEX

    Exhibit No.      Description
    -----------      -----------

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002