Form 10QSB
period 2005-06-30
GLOBAL MATRECHS, INC.
filed 2005-08-22
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-29204
__________________

GLOBAL MATRECHS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2153309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

90 Grove Street
Suite 201
Ridgefield, CT 06877
(Address of principal executive offices)

(203) 431-6665
(Issuer’s telephone number)
__________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 19, 2005, there were 92,211,198 shares of our common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GLOBAL MATRECHS, INC.

QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED JUNE 30 , 2005

In this report, “Global Matrechs,” “the Company,” “we,” “us” and “our” refer to Global Matrechs, Inc. and its subsidiaries, taken as a whole, unless the context otherwise requires; “Greenfield” refers to Greenfield Capital Partners, LLC, “$” refers to U.S. dollars and “Brittany” refers to Brittany Capital Management Limited LLC.

This report contains trademarks, service marks and registered marks of Global Matrechs, Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this prospectus, as amended and supplemented from time to time, trademarks identified by (R) and (TM) are registered trademarks or trademarks, respectively, of Global Matrechs, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

Our executive offices are located at 90 Grove Street, Suite 201, Ridgefield, CT 06877, and our phone number is (203) 431-6665.

FORWARD LOOKING STATEMENTS

The statements included in this quarterly report on Form 10-QSB made by our management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,”  “would,” “expects,” “plans,”  “anticipates,” “believes,”  “estimates,” “predicts,” “potential,” “continue,”or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in our annual report on Form 10-KSB for the year ended December 31, 2004 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Factors Affecting Future Performance”, the risks outlined in the Risk Factors section below in this report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”).”   These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

In addition to the risks and uncertainties discussed in the risk factor section and elsewhere as noted above, and those faced generally by participants in our industry, we face the following risks and uncertainties:

•
Our business, as currently constituted, has limited operating history. Therefore, we may not be able to accurately forecast future results, and operating losses in future periods could be greater than expected.

•	We have a history of operating losses, and there is no assurance that we will achieve profitability in the future.

•
We have a going-concern qualification in the report by our registered independent public accounting firm for our financial statements for the year ended December 31, 2004, which may make capital raising more difficult and may require us to scale back or cease operations, putting our investors’ funds at risk.

•	We may be unable to obtain additional capital required to fund our operations and finance our growth.

•
The management of our finances and the quality and timeliness of our financial reporting may be adversely affected if we are unable to increase the size and capabilities of our internal administrative and finance function as our business grows.

•	If we fail to realize some or all of the anticipated benefits from our acquisition of True to Form, our business will suffer.

•	We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

•	If we cannot effectively manage our growth, our business may suffer.

•	We may be unable to hire and retain the skilled personnel we need to expand our operations.

•	Our success depends on the services of our executive officers and key employees.

•	Our business may suffer if we cannot protect our proprietary technology.

•	Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

•	New corporate governance requirements are likely to increase our costs and make it more difficult to attract qualified directors.

•	We are not subject to the same corporate governance standards as listed companies, including without limitation, the requirement that we have a majority of independent directors.

Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business, financial condition and operating results.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL MATRECHS, INC.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005

June 30, 2005
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,498
Accounts receivable, net	93,493
Inventory	152,082
Prepaid expenses	87,743
TOTAL CURRENT ASSETS	352,816

Fixed assets, at cost (net)	5,513
Deposits	1,700
Note receivable	250,000
Investment in Tulix	51,949
Intangible assets	986,223
Less: Accumulated amortization	(410,926)
Goodwill	1,469,108
Intangibles, net	2,044,405
TOTAL ASSETS	$2,706,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$620,120
Loans payable	184,631
Due to officer	89,106
Current maturities of long-term debt	100,000
Convertible loans payable, net of discount	3,389,778
Derivative conversion feature - convertible preferred stock	766,678
TOTAL CURRENT LIABILITIES	5,150,313

Note payable	250,000
Warrant liability	1,842,805
Long term debt - net of current maturities	400,000
TOTAL LIABILITIES	7,643,118
Convertible preferred stock	5,035,075

STOCKHOLDERS’ DEFICIT:

Common Stock, $.0001 par value, 300,000,000 shares authorized 79,964,846 shares
issued and outstanding at June 30, 2005	7,916
Preferred stock, Series H, $.01 par value, 13,500 shares authorized, 12,732 shares issued and outstanding at June 30, 2005, convertible, participating,
$12,732,000 liquidation value at June 30, 2005	127
Preferred stock, Series I, $.01 par value, 490.5 shares authorized, 490.5 shares issued and outstanding at June 30, 2005, convertible participating,
$49,050 liquidation value at June 30, 2005	5
Treasury stock, at cost, 5,028,695 shares at June 30, 2005	(327,484)
Additional paid-in capital	24,072,790
Accumulated deficit	(33,725,164)
TOTAL STOCKHOLDER’S DEFICIT	(9,971,810)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,706,383

The accompanying notes are an integral part of these financial statements

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2005	2004 (restated)	2005	2004 (restated)

REVENUES	$267,833	$—	$637,514	$620
Cost of Revenues	201,660	—	349,863	558
GROSS PROFIT	66,173	—	287,651	62
OPERATING EXPENSES:
Sales and marketing	36,227	—	78,913
General and administrative	520,317	182,685	1,090,242	445,251
Depreciation and amortization	49,659	49,311	100,927	98,622
Total operating expenses	606,203	231,996	1,270,082	543,873
OPERATING LOSS	(540,030)	(231,996)	(982,431)	(543,811)
OTHER (EXPENSES) INCOME
Interest expense	(1,274,294)	(88,219)	(3,084,854)	(170,431)
Change in fair value of warrants	764,337	—	699,419	—
Change in fair value of derivative conversion feature	—	(17,037)	—	(68,948)
Interest income	3,225	—	4,450
Other income, net	—	3,128	—	3,128
TOTAL OTHER EXPENSES	(506,732)	(102,128)	(2,380,985)	(236,251)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,046,762)	(334,124)	(3,363,416)	(780,062)
INCOME TAX PROVISION	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,046,762)	(334,124)	(3,363,416)	(780,062)
INCOME FROM DISCONTINUED OPERATIONS	—	51,174	—	94,363
LOSS ON DISPOSAL OF BUSINESS SEGMENT	—	(124,385)	—	(124,385)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,046,762)	$(407,335)	$(3,363,416)	$(810,084)

LOSS PER SHARE - BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.01)	$(0.03)	$(0.05)	$(0.05)
DISCONTINUED OPERATIONS	—	—	—	—
NET LOSS PER SHARE	$(0.01)	$(0.03)	$(0.05)	$(0.05)

WEIGHTED NUMBER OF SHARES OUTSTANDING	74,771,056	14,999,157	66,344,530	14,999,157

The accompanying notes are an integral part of these financial statements

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004

	Six Months Ended
	June 30,
	(unaudited)
	2005	2004 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,363,416)	$(810,084)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	2,305	2,501
Amortization of intangibles	98,622	98,622
Provision for bad debts	—	23,481
Barter transaction	15,904	—
Stock issued in exchange for services performed	82,261	—
Loss on sale of division	—	124,385
Change in fair value of warrants	(699,419)	—
Excess warrant value on convertible loans	2,738,336	—
Derivative conversion feature - convertible preferred shares	284,185	68,948
Change in operating assets and liabilities
Accounts receivable	1,058	(25,499)
Inventory	(84,176)	—
Prepaid expenses	(63,743)	(1,243)
Deposits	875	—
Accounts payable and accrued expenses	39,026	289,288
Net cash used in operating activities	(948,182)	(229,601)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tulix	—	(51,949)
Repayment of (advance to) Tulix	72,858	(70,000)
Acquisition of property and equipment	(292)	—
Proceeds from sale of property and equipment	5,000	—
Net cash provided by (used in) investing activities	77,566	(121,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	—	280,000
Repayments to officer	(58,203)	—
Net bank borrowings	1,847	—
Proceeds from issuance of convertible loans	815,000	—
Net cash provided by financing activities	758,644	280,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,972)	(71,550)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131,470	71,818
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,498	$268
Non - cash investing and financing activities:
Conversion of preferred shares into 32,894,265 shares of common stock	$1,093,173
Issuance of 1,175,150 shares of common stock for services rendered	$82,261
Service vehicle distributed for services performed	$5,000

The accompanying notes are an integral part of these financial statements

GLOBAL MATRECHS, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Matrechs, Inc. (the “Company”, “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005.

The Company’s consolidated balance sheets for the years ended December 31, 2004 and 2003 and statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated and are in process of being re-audited. These re-audits are expected to be completed by September 15, 2005. Upon completion of the re-audits, an amended Form 10-KSB will be filed with the SEC. Accordingly, the Company's historical financial statements shall no longer be relied upon.

2.	GOING CONCERN MATTERS, DESCRIPTION OF THE BUSINESS, AND RECENT EVENTS

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of June 30, 2005 of approximately $33.7 million. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company’s ability to continue as a going concern.

Description of the Business

HomeCom Communications, Inc. (“HomeCom”), now Global Matrechs, Inc., was organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time, we evolved into a Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals.

The Company has experienced the following significant changes during 2005:

For the period January 1, 2005 through June 30, 2005, 12.4575 shares of Series B preferred stock and 41.08 shares of Series C preferred stock and 618 shares of Series H preferred stock were converted into 32,894,265 shares of common stock of the Company.

On January 30, 2005 we issued options to purchase 900,000 shares of common stock to Mark Allen under the terms of his employment agreement and our equity compensation plan for directors and to Michael Sheppard in accordance with the terms of our option plan for directors.

On January 31, 2005, we entered into an Exchange Agreement with Woodward LLC pursuant to which we acquired promissory notes issued to Woodward by Eurotech Ltd. with an aggregate outstanding principal amount of $290,000 (the “Eurotech Notes”) in exchange for a 2% secured convertible promissory note in the principal amount of $250,000 with a maturity of two (2) years that is convertible, at the option of the holder, into shares of common stock of the Company at a conversion price of $0.02 per share. The Company has valued the Eurotech Notes at $250,000. The Eurotech Notes carry a default annual interest rate of 18% and are past due in their entirety. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1993, as amended.

On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge Partners LP, one of our existing investors, whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrants to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment. Under the terms of this purchase agreement, Southridge may, at its option, and at any time prior to July 1, 2005, purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005. The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum. We have secured the payment of the notes with a subordinated security interest in our accounts, general intangibles, inventories, and other collateral. In addition, in the event we propose to register securities under the Securities Act of 1933, as amended, we are required to notify Southridge in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note and warrant on the registration statement filed in connection with such registration (and assume any expenses associated therewith). The warrant has an expiration date of January 31, 2010. It contains a cashless exercise provision whereby the holder may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, we would receive no proceeds upon such exercise.

On March 2, 2005, Southridge Partners LP exercised its option to purchase an additional note and warrant under its Second Securities Purchase Agreement. In connection with such exercise, we issued to Southridge a convertible promissory note in the principal amount of $175,000 and warrants to purchase up to 7,000,000 shares of our common stock in exchange for its $175,000 investment. The note is convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.02 per share. Southridge may require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we default under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) shall become immediately due and payable, and the interest rate will rise to 18% per annum. The note matures on March 2, 2007.

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

On May 2, 2005, Southridge Partners LP exercised its option to purchase an additional note and warrant under its Second Securities Purchase Agreement. In connection with such exercise, on May 12, 2005, we issued to Southridge Partners LP a convertible promissory note in the principal amount of $125,000 and a warrant to purchase up to 5,000,000 shares of our common stock in exchange for its $125,000 investment. This transaction was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. On July 8, 2005, we and Southridge Partners LP terminated Southridge’s option to purchase additional notes.

On June 14, 2005, we entered into a Securities Purchase Agreement with McNab LLC, pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $100,000, and a common stock purchase warrant to purchase up to 4,000,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $100,000. We intend to use the proceeds for working capital. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

3.	SEGMENT INFORMATION

The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Division which consists of the marketing of the technologies licensed from and the Specialty Lighting Division which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form, Limited.

For The Three Months Ended June 30, 2005

	LICENSED	SPECIALTY
	TECHNOLOGIES	LIGHTING
	DIVISION	DIVISION	ELIMINATIONS	TOTAL

Total Assets	$2,848,235	$237,603	$(379,455)	$2,706,383
Total Revenue	—	$267,833	—	$267,833
Net Loss	$(799,502)	$(247,260)	—	$(1,046,762)

For The Six Months Ended June 30, 2005

	LICENSED	SPECIALTY
	TECHNOLOGIES	LIGHTING
	DIVISION	DIVISION	ELIMINATIONS	TOTAL

Total Assets	$2,848,235	$237,603	$(379,455)	$2,706,383
Total Revenue	—	$637,514	—	$637,514
Net Loss	$(197,275)	$(3,166,141)	—	$(3,363,416)

Proforma Financial Information For The Three Months Ended June 30, 2004

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of True to Form had occurred as of the beginning of the following period:

Three Months
Ended
June 30, 2004

Net revenues	$202,749
Net loss from continuing operations	$(396,233)
Net loss	$(475,247)
Net loss per share	$(0.03)

Proforma Financial Information For The Six Months Ended June 30, 2004

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of True to Form had occurred as of the beginning of the following period:

Six Months Ended
June 30, 2004

Net revenues	$406,117
Net loss from continuing operations	$(800,762)
Net loss	$(842,390)
Net loss per share	$(0.06)

4.	BASIC AND DILUTED LOSS PER SHARE

Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. Potential common shares of approximately 378 million and 332 million as of June 30, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods. These potential common shares are related to outstanding warrants, options and convertible preferred stock.

5.	STOCK OPTIONS

The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123

 (SFAS 123), “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s Stock Option Plan. No compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The pro-forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option pricing model, is shown below.

	For the six Months Ended June 30,
	2005	2004

Loss applicable to common shareholders:
As reported	$(3,363,416)	$(810,084)
Pro forma	$(3,367,141)	$(813,809)
Basic and diluted loss per share:
As reported	$(0.05)	$(0.05)
Pro forma	$(0.05)	$(0.05)

6.	TAXES

There was no provision for cash payment of income taxes for the six months ended June 30, 2005, as the Company anticipates a net taxable loss for the year ended December 31, 2005.

7.	CONVERTIBLE PREFERRED STOCK

As a requirement of the private placements of the Company’s Series B, C, D and E Convertible Preferred Stock, originally, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of June 30, 2005, such registration statement has not been declared effective. As of March 14, 2003, the holders of these series waived all penalties related to the registration, along with mandatory conversion dates.

Through August 14, 2004, the terms of the Company’s Series B, C, D, and E Convertible Preferred Stock provided for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E.

8.	SUBSEQUENT EVENTS

For the period January 1, 2005 through June 30, 2005, the Company converted 10.4 shares of Series C preferred stock and 140 shares of Series H preferred stock into 12,246,352 shares of common stock.

On July 5, 2005, we entered into a Private Equity Credit Agreement with Brittany. Pursuant to this agreement, we may, at our discretion, periodically sell to Brittany shares of common stock for a total purchase price of up to $15 million. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. Specifically, each share is sold at a price equal to 92% of the average of the three lowest of the bid prices for the ten (10) trading days immediately following the put date. Brittany has not received any shares of our common stock in connection with the Private Equity Credit Agreement as we have not made any draws. We will not be able to draw down any funds until the registration statement filed with the SEC on July 12, 2005 (SEC File # 333-126526) is declared effective. This registration statement only covers the resale of 53,000,000 shares issuable to Brittany under the Private Equity Credit Agreement. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Private Equity Credit Agreement.

On July 14, 2005, we entered into a Securities Purchase Agreement with McNab LLC pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $175,000, and a common stock purchase warrant to purchase up to 7,000,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $175,000.

On August 1, 2005, we entered into a Securities Purchase Agreement with MacNab LLC (pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $170,000, and a common stock purchase warrant to purchase up to 6,800,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $170,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion and analysis of financial condition and results of operations is organized as follows:

•	Critical Accounting Policies. This section discusses certain critical accounting policies that we consider important to our financial condition and results of operations.

•	Business Overview. This section provides a general description of us, as well as recent developments and events that impact the comparability of the results being analyzed.

•	Results of Operations. This section provides an analysis of our results of operations for the six months period ended June 30, 2005. This analysis is presented on a consolidated basis.

•	Financial Condition and Liquidity. This section provides an analysis of our cash flows for the six months ended June 30, 2005.

•	Risk Factors and Other Matters.

•	Forward Looking Statements. Please refer to pages 2 through 3.

Our revenues and operating results have varied substantially from period to period, and should not be relied upon as an indication of future results.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Those estimates and judgments are based on management’s historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Our significant accounting policies are disclosed in Note 1 to our December 31, 2004 consolidated financial statements. The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. As disclosed in the notes to our unaudited consolidated financial statements, we are in the process of restating and re-auditing our relevant consolidated financial statements for inclusion in an amended Annual Report on Form 10-KSB for the year ended December 31, 2004. Our policy, as disclosed in our Annual Report on Form 10-KSB, as filed, is not impacted by the restatement.

We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the six-month period ended June 30, 2005. We did not make any changes to this policy during this period.

BUSINESS OVERVIEW

We are the successor to a variety of businesses dating back to 1994. We have undergone material changes to our business and our financial structure since that date.

We operate in two distinct markets, the specialty lighting group and the licensed technology group. The specialty lighting group manufactures and markets a ‘high-end’ line of lighting and architectural products for both commercial and residential applications.

The licensed technologies group markets and sells to manufacturers technologies we license from Eurotech, Ltd. These technologies relate to hazardous materials handling, electromagnetic radiography, and chemical processing.

BACKGROUND

Historically, we developed and marketed specialized software applications, products and services that enabled financial institutions and their customers to use the Internet and intranets/extranets to obtain and communicate important business information, conduct commercial transactions and improve business productivity. We provided Internet/intranet solutions in three areas: (i) the design, development and integration of customized software applications, including World Wide Web site development and related network outsourcing; (ii) the development, sale and integration of our existing software applications into the client’s operations; and (iii) security consulting and integration services.

Until we sold substantially all of our hosting and website maintenance assets, we derived our revenue primarily from professional web development services and hosting fees. On March 23, 2001, we announced our intentions to wind down our operations. On March 27, 2003, we entered into an agreement to sell substantially all of our assets used in our web development, hosting and website maintenance business to Tulix. Accordingly, results of operations from the Internet services unit have been shown as discontinued operations. Certain revenues and expenses have been reclassified for the periods presented.

On May 22, 2003, we completed a licensing transaction with Eurotech, Ltd. We license the NuCap (TM), Hybrid Nonisocyanate Polyurethane, Electromagnetic Radiographyand Acoustic Core, Rad-X, Firesil(TM), liquid ebonite material and Rapidly Biodegradable Hydrophobic material technologies from them. We intend to use these licenses to derive revenue by partnering with other technology firms who may manufacture the raw materials and sell the product to the market or sublicense the technologies and collect royalties and/or licensing fees. There can be no assurance that we will derive revenue from these licenses.

On May 31, 2004, we completed the sale of our hosting and website maintenance business to Tulix. Following this sale of assets, our assets primarily consist of the technologies that we license from Eurotech. Our liabilities primarily consist of those liabilities currently reflected on our financial statements other than the liabilities that Tulix assumed from us.

RECENT SIGNIFICANT TRANSACTIONS AND OTHER EVENTS

We have recently undergone material changes to our business and our financial structure, entered into financing transactions and concluded that our historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for some of the convertible preferred stock instruments.

Acquisition of True to From

On December 31, 2004, we completed the acquisition of True to Form, Limited (“True to Form”), a maker of specialized lighting products for a range of markets, including homeland security. True to Form, our wholly owned subsidiary, designs, develops, manufacturer and sells specialty lighting products for targeted market segments of the traditional lighting industry. Among its products is a line of high-end lighting and architectural products for both commercial and residential applications. It recently established a division focusing on the Homeland Security market through the development of specialized lighting solutions for a range of safety and security applications. As a result of this acquisition, our primary sources of operating revenues will be the specialty lighting group going forward. We currently expect that these products will continue to be our most significant revenue-producing business for the remainder of the current fiscal year.

June 14, 2005 Private Placement with McNab LLC

On June 14, 2005, we entered into a Securities Purchase Agreement with McNab, an accredited investor, pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $100,000, and a common stock purchase warrant to purchase up to 4,000,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $100,000. We intend to use the proceeds for working capital. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Private Equity Credit Agreement with Brittany Capital Management LLC

On July 5, 2005 we entered into a Private Equity Credit Agreement with Brittany Capital Management LLC (“Brittany”). Under the Private Equity Credit Agreement, we may draw up to $15 million, on an as needed basis, in exchange for shares of our common stock, subject to conditions outside of the control of Brittany. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. Specifically, each share is sold at a price equal to 92% of the average of the three lowest of the bid prices for the ten (10) trading days immediately following the put date. Under the terms of the Private Equity Credit Agreement, we are required to draw down a minimum of one (1) million dollars and a maximum of fifteen (15) million dollars. If we draw less than one (1) million dollars, we must pay Brittany an amount equal to 9% of the difference between that amount and the minimum.

We will not be able to draw down any funds until the registration statement filed with the SEC on July 12, 2005 (SEC File # 333-126526) is declared effective. That registration statement only covers the resale of 53,000,000 shares issuable to Brittany under the Private Equity Credit Agreement. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Private Equity Credit Agreement.

July 14, 2005 Private Placement with McNab LLC

On July 14, 2005, we entered into a Securities Purchase Agreement with McNab LLC pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $175,000, and a common stock purchase warrant to purchase up to 7,000,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $175,000.

August 1, 2005 Private Placement with McNab LLC

On August 1, 2005, we entered into a Securities Purchase Agreement with MacNab LLC pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $170,000, and a common stock purchase warrant to purchase up to 6,800,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $170,000.

RESULTS OF OPERATIONS

The results for the six months period ended June 30, 2005 (which reflects sales by the lighting division) are not directly comparable to the results for the same period for the previous year because we acquired our lighting division on December 31, 2004.

Three months ended June 30, 2005 and 2004

Net Sales. Net sales increased from $0 in the quarter ended June 30, 2004 to $267,833 in the quarter ended June 30, 2005. Revenues in the quarter ended June 30, 2005 consisted of $267,833 in sales from our True To Form Ltd. division.

Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales increased from $0, in the quarter ended June 30, 2004 to $201,660 in the quarter ended June 30, 2005, consisting of cost of sales from our True To Form Ltd. division.

Gross Profit. Gross profit increased from $0 in the quarter ended June 30, 2004 to $66,173 in the quarter ended June 30, 2005 consisting of gross profit on sales in our True To Form Ltd. division.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $182,685 in the quarter ended June 30, 2004 to $520,317 in the quarter ended June 30, 2005. This increase is primarily due to increased fees being paid to consultants and attorneys to put the Company’s long term financing in place, along with the general and administrative expenses incurred at our True To Form Ltd. division.

Depreciation and Amortization. Depreciation and amortization expense of $49,311 and $49,695 was recognized in the quarters ended June 30, 2004 and June 30, 2005, respectively.

Other Income. Other income in the quarter ended June 30, 2004 consisted of $3,128 in interest charged to Eurotech for late payment of their invoices.

Interest Expense. Interest expense for the quarter ended June 30, 2005 was $1,274,294. It consisted of $1,265,389 of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $ 8,905 in accrued interest expense on other borrowings. Interest expense for the quarter ended June 30, 2004 was of $88,219. It consisted of $74,412 in interest charges on the Series B, C, D and E preferred stock, which represents the accrual of the guaranteed return on these series of preferred stock. During the quarter ended June 30, 2004, we also accrued $11,307 in interest expense on the notes related to our licensed technologies division and amortized $2,500 of the beneficial conversion feature of the convertible note issued to Brittany.

Six months ended June 30, 2005 and 2004

Net Sales. Net sales increased from $620 in the six months ended June 30, 2004 compared to $637,514 in the six months ended June 30, 2005. Sales are recognized at the time that products are shipped or services are provided. Revenues in the six months ended June 30, 2005 consisted of sales from our True To Form Ltd. division; acquired on December 31, 2004 and of sales of NuCap™.

Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales increased from $558 in the six months ended June 30, 2004 compared to $349,863 in the six months ended June 30, 2005 as a result of cost of sales from our True to Form Ltd. division.

Gross Profit. Gross profit increased from $62 in the six months ended June 30, 2004 to $287,651 in the six months ended June 30, 2005. This reflects the results from our acquisition of True To Form.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $445,251 in the six months ended June 30, 2004 to $1,090,242 in the six months ended June 30, 2005. This increase is primarily due to increased fees being paid to consultants and attorneys to put the Company’s long term financing in place, along with the general and administrative expenses incurred at our True To Form Ltd. division.

Depreciation and Amortization. Depreciation and amortization expense of $98,622, which includes six months of amortization of the intangible licensed technologies, was recognized in the six months ended June 30, 2005 and 2004. Depreciation expense of $2,305 and $2,501 which represents six months of depreciation on fixed assets in service was recognized in the six months ended June 30, 2005 and 2004.

Interest Income. Other income in the six months ended June 30, 2005 consisted of $4,450 in interest charged to Tulix for interest on their notes.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $3,084,854. It consisted of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and accrued interest expense on other borrowings.

Interest expense for the six months ended June 30, 2004 was $170,431. It consisted of $148,824 in interest charges on the Series B, C, D and E preferred stock and $19,107 in interest expense on the notes related to the Licensed Technologies Division and amortized $2,500 of the beneficial conversion feature of the convertible note issued to Brittany.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of June 30, 2005, we had an accumulated deficit of $33,725,164 and a working capital deficit of $4,797,497.

Cash and Working Capital

			Percentage
	At June 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$352,816	$608,895	(42%)
Current Liabilities	5,150,312	3,389,297	52%
Working Capital (Deficit)	$(4,797,497)	$(2,780,402)	(73%)

We had cash of $19,498 as at June 30, 2005, compared with cash of $131,470 as at December 31, 2004. The decrease in our working capital deficit was primarily attributed to an increase of our convertible loans payable. The largest components of our working capital deficit are Convertible loans payable and the derivative conversion feature attributed to our convertible preferred stock.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2005 was $948,182 compared to $229,601 for the comparative period in 2004, representing an increase, of $718,581 or 313%. This increase was due to increased operating losses.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, convertible securities, and notes. Cash provided by financing activities for the six months ended June 30, 2005 was $758,644, compared to $280,000 for the six months ended June 30, 2004.

Financing activities during the six months ended June 30, 2005

•
On January 30, 2005 we issued options to purchase 900,000 shares of common stock to Mark Allen under the terms of his employment agreement and our equity compensation plan for directors and to Michael Sheppard in accordance with the terms of our option plan for directors.

•	On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge Partners LP, one of our existing investors, whereby we agreed to sell a convertible promissory

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

•
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

•
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

•	From April 1, 2005 through May 18, 2005, the Company converted 12.5 shares of Series C preferred stock and 540 shares of Series H preferred stock into 11,425,701 shares of common stock.

•
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

Going Concern and Financing Requirements

The report of our registered independent public accounting firm dated May 10, 2005 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we have an accumulated deficit of approximately $30,361,748 and $33,725,164 as of December 31, 2004 and June 30, 2005 respectively. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $4,797,497.

In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures or seek the protection of the bankruptcy courts. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate revenue from sales and licensing of our products exceed our increased operating expenses. There can be no assurance that we will be able to generate revenue.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE.

We have a history of operating losses. For the six months ended June 30, 2005 and for the fiscal year ended December 31, 2004, we incurred a net loss of $3,363,416 and $2,998,429, respectively. As of December 31, 2004 and June 30, 2005, we had an accumulated deficit of approximately $30,361,748 and $33,725,164 respectively. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability.

WE HAVE A GOING-CONCERN QUALIFICATION IN THE REPORT BY OUR REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM FOR OUR FINANCIAL STATEMENTS FOR THE

YEAR ENDED DECEMBER 31, 2004, WHICH MAY MAKE CAPITAL RAISING DIFFICULT AND MAY REQUIRE US TO SCALE BACK OR CEASE OPERATIONS.

The report of our registered independent public accounting firm dated May 10, 2005 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO INSUFFICIENT REVENUES TO COVER OUR OPERATING COSTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

There is substantial doubt about our ability to continue as a going concern due to our losses from operations. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern.

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

BECAUSE WE RECENTLY ACQUIRED TRUE TO FORM, INC. OUR MOST IMPORTANT LINE OF BUSINESS, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE OPERATING RESULTS.

We derive substantially all of our revenues from the operations of our subsidiary, True To Form, a company we acquired on December 31, 2004. Our limited operating history makes it difficult to evaluate our business and expected results.

IF WE FAIL TO REALIZE SOME OR ALL OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF TRUE TO FORM, OUR BUSINESS WILL SUFFER.

Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected revenues for True To Form, unanticipated costs, deterioration in the U.S. economy as a whole or the commercial lighting industry in particular, and other factors. In addition, the integration of True to Form’s business and operations with those of Global Matrechs may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse effects on Global Matrechs existing strategic focus.

IF WE CANNOT OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH OUR BUSINESS WILL SUFFER.

The continued development of our current technologies or acquisitions of new technologies will require additional capital. We incurred net losses of $2,998,429 for the year ended December 31, 2004 and $3,363,416 for the six months ended June 30, 2005. Additionally, we had a working capital deficiency of $4,797,497 and an accumulated deficit of $33,725,164 as of June 30, 2005. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business.

If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced;
  the value of your stock may be diluted;
  We may issue securities that have rights, preferences and privileges senior to our common stock; and
  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand, thereby increasing the price of our stock.
WE ARE CURRENTLY DEPENDENT UPON EXTERNAL FINANCING (INCLUDING OUR PRIVATE EQUITY CREDIT AGREEMENT WITH BRITTANY) TO FUND OUR OPERATIONS AND MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED. AS A RESULT, OUR BUSINESS MAY SUFFER.

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Private Equity Credit Agreement dated July 5, 2005 (the “Private Equity Credit Agreement”). Therefore, we are dependent on our Private Equity Credit Agreement with Brittany to fund our operations. We will not be able to draw down any funds until the registration statement filed with the SEC on July, 12, 2005 (SEC File # 333-126526) is declared effective. That registration statement only covers the resale of 53,000,000 shares issuable to Brittany under the Private Equity Credit Agreement. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Private Equity Credit Agreement.

If we are unable to draw down on our Private Equity Credit Agreement or obtain adequate financing when needed, we may be forced to scale down our operations or seek protection of the bankruptcy courts. As a result, you may lose all or part of your investment. We may not be able to access sufficient funds when needed because of the following reasons.
•  MAXIMUM PUT AMOUNT. The maximum amount of each put is equal to the lesser of (a) Five Hundred Thousand Dollars ($500,000), or (b) Five Hundred (500%) percent of the weighted average volume for the twenty (20) trading days immediately preceding the put date.

•  9.99% CAP. Our Private Equity Credit Agreement provides that in no event shall the number of shares issuable to Brittany cause it to own in excess of 9.99% of the then outstanding shares of our common stock. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

•  INVERSE RELATIONSHIP BETWEEN THE PRICE OF OUR COMMON STOCK AND THE NUMBER OF SHARES ISSUABLE UNDER THE PRIVATE EQUITY CREDIT AGREEMENT. There is an inverse relationship between the price of our common stock and the number of shares of common stock issuable to Brittany under the Private Equity Credit Agreement. As our stock price declines, we would be required to issue a greater number of shares under the Private Equity Credit Agreement for a given put. As we draw down on our Private Equity Credit Agreement and more shares of our common stock are sold, our stock price could decrease significantly and make further puts impractical or impossible during time periods in which we may need financing. Unless we become profitable, it is unlikely that we will be able to secure additional financing from external sources other than our Private Equity Credit Agreement.

•  IF WE DESIRE TO SELL MORE THAN 53,000,000 TO BRITTANY, WE WILL HAVE TO FILE A NEW REGISTRATION STATEMENT. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares being registered in the registration statement filed on July 12, 2005 (SEC File # 333-126526), and we have enough authorized and unissued shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Private Equity Credit Agreement.

•  WE MAY BE REQUIRED TO SEEK STOCKHOLDER APPROVAL TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK. You should also be aware that in order for us to utilize the full $15 million available under the Private Equity Credit Agreement after the sale of 53,000,000 shares, registered in the registration statement filed on July 12, 2005 (SEC File # 333-126526), it may be necessary for our shareholders to approve an increase in our authorized common stock and for us to register additional shares of common stock. Based on the last reported sale price of our common stock of $0.03 on July 5, 2005, we would have to issued 543,478,260 shares to draw down the full $15 million available under our Private Equity Credit Agreement, however, we are only authorized to issue up to 300 million shares of common stock and as of July 7, 2005, we had 82,580,760 shares of common stock outstanding.

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE PRIVATE EQUITY CREDIT AGREEMENT, THE CONVERSION OF NOTES AND PREFERRED STOCK AND THE EXERCISE OF WARRANTS.

To date, we have funded our operations through equity investments and issuances of debt. Stockholders will experience substantial dilution as a result of our agreements with our investors. We do not know the number of shares issuable as a result of these arrangements.

The issuance and sale of common stock to our investors will reduce the ownership interest of our existing stockholders in our company, and may depress the value of our common stock. In addition, the subsequent resale by the investors of those shares may further reduce our share price. While our agreement with our investors limits to 9.99% or to 4.99% the percentage of our outstanding common stock that they may own at any one time, it does not limit the number of shares we may sell to them over the course of these agreements. In addition, the investors may elect to resell the shares we issue, which would allow us to sell additional shares to them without reaching the 9.9% cap or the 4.99% cap, as applicable. In this way, they could sell more than 9.9% or 4.99% of our outstanding common stock in a relatively short period of time while never holding more than 9.9% or 4.99% at one time.

IF THE PRICE OF OUR STOCK CONTINUES TO DECLINE AND WE CANNOT PREPAY THE NOTES ISSUED FROM TIME TO TIME, WE WILL BE IN DEFAULT AND THE HOLDERS OF THE NOTES WILL HAVE THE REMEDIES AVAILABLE TO CREDITORS.

If the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, holders of the notes may require us to prepay (within 60 days of the receipt of a notice of such election) the principal outstanding at the time of such prepayment plus a premium equal to 140% of the principal amount being prepaid. If we cannot prepay the notes, we will be in default, and the holders of the notes will have the remedies available to creditors. You may lose all or part of your investment.

IF WE DEFAULT ON ANY OF OUR OUTSTANDING NOTES, SOME OR ALL OF OUR ASSETS COULD BE LIQUIDATED, OUR OPERATIONS WILL BE DISRUPTED AND OUR BUSINESS WILL SUFFER.

All of our assets are subject to security agreements. As a result, if we default under the terms of any of these notes issued to investors in the private placements completed on October 19, 2004; October 22, 2004; November 5, 2004; December 3, 2004; December 28, 2004; December 31, 2004; March 2, 2005; April 11, 2005; May 12, 2005; and June 14, 2005, holders of the notes could foreclose and liquidate some or all of our assets. As a result, you may lose all or part of your investment.

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

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY SUFFER.

Recently, we have expanded our operations to pursue existing and potential new market opportunities. This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources. To manage our growth effectively, we must, among other things:

•  successfully attract, train, motivate and manage a larger number of employees for sales and customer support activities;

•  control working capital requirements; and

•  improve the efficiency of our operating, administrative, financial and accounting systems, procedures and controls.

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

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR PROPRIETARY TECHNOLOGY.

Our ability to compete depends significantly upon our trade secrets and our other proprietary technology. We have filed patents in connection with HNIPU and have a trade secret on NuCap(TM). These steps that we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.

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

IF AN ACTIVE AND LIQUID MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, IT MAY BE DIFFICULT FOR YOU TO RESELL YOUR SHARES. AS A RESULT, YOU MAY NOT BE ABLE TO SELL YOUR SHARES WHEN YOU WANT.

Our common stock is not traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the NASDAQ SmallCap Market. It is quoted on the less recognized OTC Bulletin Board. This factor may impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares. Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because of an SEC rule imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These factors severely limit the liquidity of our common stock and likely have a material adverse effect on our market price and on our ability to raise additional capital. We cannot predict the extent to which investor interest in our stock, if any, will lead to an increase in our market price or the development of a more active trading market or how liquid that market might become.

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THESE SHARES DUE TO SUITABILITY AND DISCLOSURE REQUIREMENTS.

Due to the current price of our common stock ($0.03 on July 5, 2005), many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.

Finally, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These requirements may reduce the potential market for our common stock by reducing the number of potential investors, brokers and traders. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We cannot predict the extent to which investor interest in our common stock or a business combination, if any, will lead to an increase in its market price or the development of an active trading market or how liquid that market, if any, might become.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

Our stock price has been volatile. From January 1, 2003 to July 5, 2005, the trading price of our common stock ranged from $0.03 to $0.108. Many factors may cause the market price of our common stock to fluctuate, including:

•  variations in our quarterly results of operations;

•  the introduction of new products by us or our competitors;

•  acquisitions or strategic alliances involving us or our competitors;

•  future sales of shares of common stock in the public market; and

•  market conditions in our industries and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

COMMITMENTS AND CONTINGENCIES

BANK LINE OF CREDIT

True to Form Ltd. has entered into a revolving line of credit facility, due on demand, with Sovereign Bank (the Bank). The revolving line of credit facility provides for a maximum line of credit of $185,000. Interest at the lenders prime rate plus 1.0%. The bank has a security interest in all assets of the Company. The line of credit is guaranteed by the former shareholder of the Company.

FACILITIES LEASES

As of June 30, 2005 the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that goes through September 2006. With the acquisition of True To Form we have added approximately 10,000 sq feet combined warehouse and offices. True to Form leases its warehouse and administrative offices located in Braintree, Massachusetts under a lease arrangement, which provides for, among other things, monthly base rental payments of approximately $3,500 through February 28, 2005 plus real estate taxes and insurance. The total rent expense under this arrangement was $52,200 for the six months ended June 30, 2005.

OPERATING LEASES

The Company has entered into various operating leases for equipment, which expire at different times through May 2006; these leases call for, among other things, monthly rental payment of approximately $407.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of chare-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R. The Company does not believe that the adoption of this pronouncement will have a significant effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who is also our principal financial officer, after evaluting the effectiveness of our internal controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2005 has examined our disclosure controls and procedures and concluded that they were not effective as of such date based on the criteria established by the Commission of Sponsoring Organizations of the Treadway Commission. Our liquidity has been a primary factor in preventing us from hiring a Chief Financial Officer as well as other staff to assist in that function. We intend to hire a Chief Financial Officer and additional staff as soon as we obtain sufficient financing.

Changes in Internal Control over Financial Reporting

Management believes that at this time, in light of the recent addition of an outside consultant to assist with some of the highly technical issues relating to its capital structure, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. Management believes that additional progress in strengthening its controls and procedures will continue through the end of fiscal year 2005.

Furthermore, management intends to hire an accounting professional to increase the Company’s capabilities related to interpretive research into complex accounting issues promptly after the Company raises sufficient financing to permit it to do so.

Finally, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

1.    Action filed by Eurotech, Ltd.

On February 9, 2005 Global Matrechs, Inc, filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. for its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also seeks the enforcement of the notes issued by Eurotech to Woodward, LLC which were assumed by Global Matrechs in the exchange agreement between Global Matrechs and Woodward on January 31, 2005. The complaint seeks damages totaling $672,677 plus interest and attorney’s fees which are yet to be determined.

2.    Action filed by Carey Nadell

On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company for damages based upon an alleged breach of a written service agreement. The Company has responded and feels at this time there is no merit to this action. We will diligently defend this action.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us or our subsidiaries or any of our properties that will have a material effect on our business or results of operations. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND CURRENT REPORTS ON FORM 8-K

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock		10-K	April 15, 2003	3.9

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock	10-Q	October 29, 2003	3.1

4.1	Specimen stock certificate	S-1	November 1, 1996	4.2

4.2	2% Secured Convertible Promissory issued to Southridge Capital Partners dated October 19, 2004	8-K	October 19, 2005	4.1

4.3	Common Stock Purchase Warrant issued to Southridge Capital Partners, LC dated October 19, 2004	8-K	October 19, 2005	99.2

4.4	2% Secured Convertible Promissory Note dated December 3, 2004 issued to Deer Creek Fund, LLC	8K	December 8, 2004	99.1

4.5	Common Stock Purchase Warrant dated December 3, 2004 issued to Deer Creek Fund, LLC	8K	December 8, 2004	99.2

4.6	Warrant issued to Trilogy Capital Partners, Inc.	8-K	December 16, 2004	99.1

4.7	Warrant issued to Michael Rosenblum on December 28, 2004

4.8	Secured Note issued to Mark Allen on December 31, 2004	8-K	January 6, 2005	10.1

4.9	Guaranty issued by Global Matrechs, Inc. to mark Allen on December 31, 2004	8-K	January 6, 2005	10.3

4.10	2% Secured Convertible Promissory Note issued to Woodward LLC	8-K	February 2, 2005	10.4

4.11	Common Stock Purchase Warrant issued to Southridge Partners LP on January 31, 2005	8-K	February 2, 2005	4.1

4.12	2% Secured Convertible Promissory Note issued to Southridge Partners LP on January 31, 2005	8-K	February 2, 2005	10.2

4.13	Common Stock Purchase Warrant issued to Southridge Partners LP on March 2, 2005	8-K	March 7, 2005	4.1

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

4.14	Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on March 2, 2005	8-K	March 7, 2005	4.2

4.15	Common Stock Purchase Warrant issued to Southridge Partners LP on April 11, 2005	8-K	April 15, 2005	4.1

4.16	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on April 11, 2005	8-K	April 15, 2005	4.2

4.17	Common Stock Purchase Warrant issued to Southridge Partners LP on May 12, 2005	8-K	May 17, 2005	4.1

4.18	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on May 12, 2005	8-K	May 17, 2005	4.2

4.19	Non-negotiable 2% Secured Convertible Promissory Note issued to McNab LLC on June 14, 2005	8-K	June 20, 2005	4.1

4.20	Common Stock Purchase Warrant Issued to McNab LLC on June 14, 2005	8-K	June 20, 2005	4.2

10.2	Letter of Engagement with Trilogy Capital Partners, Inc. dated December 22, 2004	8-K	December 16, 2004	99.2

10.5	Securities Purchase Agreement dated October 19, 2004 between Global Matrechs, Inc. and Southridge Partners LP	8-K	October 19, 2004	99.1

10.7	Securities Purchase Agreement dated December 3, 2004 between Global Matrechs, Inc. and Deer Creek Fund, LLC	8-K	December 8, 2004	99.3

10.8	Second Securities Purchase Agreement dated April 11, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	April 15, 2005	10.1

10.9	Securities Purchase Agreement dated May 12, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	May 17, 2005	10.1

10.10	Securities Purchase Agreement dated June 14, 2005 between Global Matrechs and McNab LLC	8-K	July 6, 2005	10.1

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

10.11	Private Equity Credit Agreement dated July 5, 2005 with Brittany Capital Management LLC		8-K	July 6, 2005	10.1

10.12	Registration Rights Agreement dated July 5, 2005 with Brittany Capital Management LLC		8-K	June 30, 2005	10.2

10.13	Employment Agreement between Global Matrechs and Mark Allen dated January 31, 2005	X

10.15	Security Agreement between True To Form, Limited, Mark Allen and Global Matrechs, Inc. dated December 31, 2004		8-K	January 6, 2005	10.2

10.16	Collateral Pledge Agreement dated as of December 31, 2004 is made by Global Matrechs, Inc. in favor of Mark Allen		8-K	January 6, 2005	10.4

10.17	Second Securities Purchase Agreement dated January 31, 2005 between Global Matrechs, Inc. and Southridge Partners LP		8-K	February, 2005	10.1

10.18	Exchange Agreement between Global Matrechs and Woodward LLC dated January 31, 2005		8-K	February 4, 2005	10.3

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: August 22, 2005	By:	/s/ Michael Sheppard
Name: Michael Sheppard
Title: President, Chief Executive Officer, and Acting Chief Financial Officer (1)

(1)  Mr. Sheppard also performs the functions of a chief accounting officer for the company although he has not officially been appointed as such.

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock	10-K	April 15, 2003	3.9

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock	10-Q	October 29, 2003	3.1

4.1	Specimen stock certificate	S-1	November 1, 1996	4.2

4.2	2% Secured Convertible Promissory issued to Southridge Capital Partners dated October 19, 2004	8-K	October 19, 2005	4.1

4.3	Common Stock Purchase Warrant issued to Southridge Capital Partners, LC dated October 19, 2004	8-K	October 19, 2005	99.2

4.4	2% Secured Convertible Promissory Note dated December 3, 2004 issued to Deer Creek Fund, LLC	8K	December 8, 2004	99.1

4.5	Common Stock Purchase Warrant dated December 3, 2004 issued to Deer Creek Fund, LLC	8K	December 8, 2004	99.2

4.6	Warrant issued to Trilogy Capital Partners, Inc.	8-K	December 16, 2004	99.1

4.7	Warrant issued to Michael Rosenblum on December 28, 2004

4.8	Secured Note issued to Mark Allen on December 31, 2004	8-K	January 6, 2005	10.1

4.9	Guaranty issued by Global Matrechs, Inc. to mark Allen on December 31, 2004	8-K	January 6, 2005	10.3

4.10	2% Secured Convertible Promissory Note issued to Woodward LLC	8-K	February 2, 2005	10.4

4.11	Common Stock Purchase Warrant issued to Southridge Partners LP on January 31, 2005	8-K	February 2, 2005	4.1

4.12	2% Secured Convertible Promissory Note issued to Southridge Partners LP on January 31, 2005	8-K	February 2, 2005	10.2

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

4.13	Common Stock Purchase Warrant issued to Southridge Partners LP on March 2, 2005	8-K	March 7, 2005	4.1

4.14	Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on March 2, 2005	8-K	March 7, 2005	4.2

4.15	Common Stock Purchase Warrant issued to Southridge Partners LP on April 11, 2005	8-K	April 15, 2005	4.1

4.16	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on April 11, 2005	8-K	April 15, 2005	4.2

4.17	Common Stock Purchase Warrant issued to Southridge Partners LP on May 12, 2005	8-K	May 17, 2005	4.1

4.18	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on May 12, 2005	8-K	May 17, 2005	4.2

4.19	Non-negotiable 2% Secured Convertible Promissory Note issued to McNab LLC on June 14, 2005	8-K	June 20, 2005	4.1

4.20	Common Stock Purchase Warrant Issued to McNab LLC on June 14, 2005	8-K	June 20, 2005	4.2

10.2	Letter of Engagement with Trilogy Capital Partners, Inc. dated December 22, 2004	8-K	December 16, 2004	99.2

10.5	Securities Purchase Agreement dated October 19, 2004 between Global Matrechs, Inc. and Southridge Partners LP	8-K	October 19, 2004	99.1

10.7	Securities Purchase Agreement dated December 3, 2004 between Global Matrechs, Inc. and Deer Creek Fund, LLC	8-K	December 8, 2004	99.3

10.8	Second Securities Purchase Agreement dated April 11, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	April 15, 2005	10.1

10.9	Securities Purchase Agreement dated May 12, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	May 17, 2005	10.1

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

10.10	Securities Purchase Agreement dated June 14, 2005 between Global Matrechs and McNab LLC	8-K	July 6, 2005	10.1

10.11	Private Equity Credit Agreement dated July 5, 2005 with Brittany Capital Management LLC		8-K	July 6, 2005	10.1

10.12	Registration Rights Agreement dated July 5, 2005 with Brittany Capital Management LLC		8-K	June 30, 2005	10.2

10.13	Employment Agreement between Global Matrechs and Mark Allen dated January 31, 2005	X

10.15	Security Agreement between True To Form, Limited, Mark Allen and Global Matrechs, Inc. dated December 31, 2004		8-K	January 6, 2005	10.2

10.16	Collateral Pledge Agreement dated as of December 31, 2004 is made by Global Matrechs, Inc. in favor of Mark Allen		8-K	January 6, 2005	10.4

10.17	Second Securities Purchase Agreement dated January 31, 2005 between Global Matrechs, Inc. and Southridge Partners LP		8-K	February, 2005	10.1

10.18	Exchange Agreement between Global Matrechs and Woodward LLC dated January 31, 2005		8-K	February 4, 2005	10.3

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X