Form 10KSB/A
period 2004-12-31
GLOBAL MATRECHS, INC.
filed 2005-10-07
CIK 1021226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-KSB/A
(Amendment No. 1)
____________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission file number 000-29204

GLOBAL MATRECHS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	58-2153309
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

90 Grove Street, Suite 201, Ridgefield, Connecticut 06877
(Address of principal executive offices)

Issuer’s telephone number:  (203) 431-6665

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered
Common Stock, par value	OTC Bulletin Board
$0.0001 per share

Securities Registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $620

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

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain statements, such as statements regarding Global Matrechs’ future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our expectations, beliefs, and/or strategies regarding increased future revenues and operations, and certain statements contained under “Business” concerning our future business plans. When used in this Form 10-KSB, the words “expects”, “believes,”“intends,”“anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or implied by such forward-looking statements. Such risks and uncertainties include those risks identified under the heading entitled “--Factors Affecting Future Performance” contained in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as our ability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market the technologies that we license from Eurotech, changes in the value and condition of our assets, the loss of key personnel, whether we are able to complete the proposed transactions described in this Form 10-KSB, a change in control of the Company or changes in financial markets and general economic conditions.

RECENT DEVELOPMENTS

NON-RELIANCE ON HISTORICAL FINANCIAL STATEMENTS

On April 15, 2005, the Company’s management, in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, the management has concluded that the Company’s historical financial statements should no longer be relied upon. While the Company does not intend to amend its previously filed annual and quarterly reports covering the periods noted above, the Company has restated historical financial information for the periods required to be presented in this annual report on Form 10-KSB to reflect the correct accounting treatment. The Company has also included in this annual report on Form 10-KSB five years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to its historical financial statements and restated selected quarterly information for 2003 and 2004.

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

The Company’s Internet related business was sold on May 31, 2004 to Tulix Systems, Inc. As a part of the sales agreement the Company acquired 15% equity ownership of Tulix. The Company is a minority stock holder in Tulix and exercises no management input or control of its operations.

HISTORY

HomeCom Communications, Inc. (“HomeCom”), now Global Matrechs, Inc. (“Global Matrechs”), was organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time, the Company evolved into a Web design, financial applications and solutions provider to the financial services market, including banking, insurance, securities brokerage firms and other financially oriented web portals.

On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. (“Tulix”), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. The Company recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. With the consummation of this Purchase Agreement, Global Matrechs has completely exited from all Internet-related enterprises.

The Company currently operates in two distinct segments. The first segment consists of licenses, products, and services which find their origin in the technologies licensed from Eurotech. The second consists of the design, manufacture, and sales of specialty lighting and architectural fixtures acquired through the purchase of True To Form Ltd., Inc.

The Company’s licensed technologies business commenced on May 22, 2003 upon the completion of its transaction with Eurotech, Ltd. (“Eurotech”). The Company had entered into a License and Exchange Agreement with Eurotech and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC, on March 27, 2003 (as amended, the “Exchange Agreement”). In connection with the completion of the transaction, the Company entered into a License Agreement, dated May 22, 2003 with Eurotech (as amended, the “License Agreement”). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to the Company its rights to EKOR(TM) (now called NuCap(TM)), HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies, which are more fully described herein. In exchange for the licenses of these technologies, the Company (i) issued to Eurotech 11,250 shares of Series F Convertible Preferred Stock and 1,069 shares of Series G Convertible Preferred Stock, and (ii) agreed to pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies.

The License Agreement provides that the licenses granted to the Company thereunder will become terminable at the option of Eurotech (i) if the Company has not affected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in certain other circumstances. In connection with this transaction, we issued 1,500 shares of Series F Convertible Preferred Stock to Polymate and 750 shares of Series F Convertible Preferred Stock to Greenfield (Polymate was issued shares as partial consideration for Polymate’s agreement to modify its rights to receive royalties from Eurotech; Greenfield was issued shares as consideration for its acting as an advisor to the Company and participating in the negotiation of the transaction with Eurotech on behalf of the Company). The holders of the outstanding shares of Series F Preferred Stock cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock, which were issued to them on September 30, 2003.

We expanded our offerings when, on December 31, 2004, we acquired our subsidiary, True To Form Ltd. (“True To Form”), a company in the business of designing, developing, and manufacturing specialty lighting products. We acquired True To Form from its sole shareholder, Mark J. Allen, who is also a member of our board of directors. Mr. Allen will continue as the President of True To Form and was appointed Executive Vice President of the Company. The transaction was the result of arm’s length negotiations and was unanimously approved by the disinterested directors of the Company. The consideration was determined on the basis of these negotiations and the advice of our financial advisor, who is not affiliated with us or Mr. Allen.

The consideration paid to Mr. Allen in the transaction consisted of:

•  the issuance by True To Form of a secured note in the initial principal amount of $500,000; and
•  the issuance to Mr. Allen by Global Matrechs of 10,000,000 shares of our common stock.

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

PRODUCTS AND SERVICES

Licensed Technologies

NUCAP(TM)

NuCap(TM), formerly called EKOR(TM), was developed jointly by scientists at the I.V. Kurchatov Institute, or Kurchatov, and members of the Euro-Asian Physical Society, or EAPS, both based in Moscow, Russia. EKOR(TM) was the brand name for a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, NuCap(TM)’s adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, NuCap(TM) materials surround and immobilize radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water- proof properties, prevent such debris from migrating by water or as air-borne particles. NuCap(TM) materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, NuCap(TM) comes in multiple product forms and can be applied using specified methods for waste-coating and encapsulation. We believe that this allows NuCap(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

The NuCap(TM) product family’s performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are currently five basic forms of NuCap(TM)

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

MARKETING OF NUCAP(TM)

Eurotech described its efforts to market EKOR(TM) as it was called prior to our changing the name as well as the other technologies in its public filings. These descriptions are summarized in this report. NuCap(TM)’s acceptance into nuclear waste management has been slower than Eurotech anticipated. Eurotech has stated that it believes that significant technical issues remain, including those dealing with the residue from production of nuclear weapons and the disposal of nuclear fuel being discharged from nuclear power plants. With respect to residue from the production of nuclear weapons, the technical issues relate to the fact that the residue could take a number of forms (liquid, wet slurry, partially dried sludge, calcined salts, etc.) and have a variety of ph factors. The amount of waste that NuCap(TM) can effectively encapsulate differs depending on the form and ph factor of the waste. Thus, each project must be addressed separately, and sometimes we will need to develop the appropriate form of NuCap(TM) on a project-by-project basis. We do not believe, that this issue will be a significant obstacle for us, as we believe that the modification of NuCap(TM) is no longer as resource-intensive as previously expected and can be accomplished relatively efficiently, especially with our new manufacturing partners. For example, a sheet form of NuCap(TM) was recently developed by Global Matrechs for use in a project with INEEL. With respect to the technical issues that Eurotech had perceived with respect to the disposal of nuclear fuel being discharged from nuclear power plants, we do not intend to market NuCap(TM) for this purpose. We believe that NuCap(TM) is a technologically advanced material that has properties that make it a superior cost effective and safer isolation technology even for some non-radioactive hazardous materials and a unique sealant for potential applications in the construction industry.

In 2001, Eurotech successfully replicated the formula for EKOR(TM) to make EKOR(TM) products in the United States. In March 2001, the EKOR(TM) family of products was presented to waste management professionals at the annual Waste Management Symposium in Tucson, Arizona. As a result of the interest generated at the symposium, Eurotech presented EKOR(TM) for use in a variety of applications at Department of Energy (“DOE”) sites to various waste management professionals. Specifically, Eurotech had discussions with the Savannah River Site (or SRS, near Aiken, South Carolina), Oak Ridge National Laboratory (or ORNL, in Oak Ridge, Tennessee), Fernald Closure Site (in Fernald, Ohio), Battelle Memorial Institute (or BMI, in Columbus, Ohio), Rocky Flats Environmental Testing Site (or RFETS, near Denver, Colorado), Los Alamos National Laboratory (or LANL, Los Alamos, New Mexico), Lawrence Livermore National Laboratory (or LLNL, Livermore, California), Hanford Reservation (Richland, Washington) and Idaho National Engineering & Environmental Laboratory (or INEEL, Idaho Falls, Idaho). Eurotech also had a number of meetings with DOE staff at their headquarters in Washington, D.C. and Germantown, Maryland. This included the introduction to companies doing project and management work at DOE and commercial sites, and had arranged demonstrations at the above mentioned facilities and at its production facility in California for staff from RFETS and ORNL. Early demonstrations of the Sealer product, as a solution that required mixing of a paste and catalyst and significant monitoring of specialized application equipment, revealed that the Sealer product needed further development to be more user-friendly. The Sealer product is a paste, with the consistency of thick brick mortar. While this thickness enables Sealer to be applied to vertical walls, tanks, drums, and ceilings, a sprayable version of Sealer, or even a thinner paste version that could be more easily applied, would be more user-friendly. To address this issue, Sealer Plus was developed, which Eurotech introduced in November 2001 and initially demonstrated at BMI in January 2002. Sealer Plus is a low viscosity version of EKOR(TM). Sealer that can be sprayed with high-pressure paint spray equipment. We seek to further develop Sealer to make the Sealer more easily applied in a foam consistency, which we believe will make Sealer more user-friendly. The demonstration of EKOR(TM) Grout at INEEL enabled Eurotech to demonstrate its ability to operate in an underwater environment. INEEL has certain components that are being stored underwater because of their behavior when exposed to air. Global Matrechs has prepared specially-requested samples for further testing at INEEL and Hanford Where Global Matrechs had a successful demonstration in April of this year.

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

We intend to market NuCap(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we intend to seek affiliations and joint ventures with large prime contractors in the nuclear industry on a project by project basis. While we see opportunities for NuCap(TM) and our other technologies, however, we can offer no assurance that our efforts will be more successful, or as successful as Eurotech’s efforts.

HNIPU

HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and that has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. Because of HNIPU’s lower permeability and improved chemical resistance, we think that industrial paints and coatings are a potential target market for HNIPU.

MARKETING OF HNIPU

On November 17, 2003, Global Matrechs entered into an agreement with Environmental Friendly Materials, GMBH (“EFM”), a German company, for the manufacture and sale of HNIPU for the European marketplace. EFM has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. We have applied for approval to sell HNIPU in the United States from the EPA and if and when we are on their approved list of products we expect to complete another non-exclusive agreement for the North American territory.

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

MARKETING OF RAD-X

According to Eurotech’s public filings, Eurotech had invested less than $20,000 in the creation of the Rad-X product line. Rad-X was initially created for feasibility testing at DOE’s Rocky Flats Environmental Testing Site, or RFETS, and was delivered in late September 2001. Testing of Rad-X at other laboratories occurred in November 2001. This testing confirmed its fire and smoke resistance properties. We believe that Rad-X can satisfy proposed DOE fire/smoke criteria for certain specialized applications.

Eurotech has marketed Rad-X in connection with NuCap(TM) at DOE sites that performed decommissioning or hazardous material management in 2002, and if the opportunity arises, we will continue this strategy. We are currently seeking a manufacturing partner for Rad-X, and we are waiting until we find such a partner to pursue our marketing strategy for Rad-X.

RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL (“RBHM”)

RBHM is a new, hydrophobic (water resistant), strong, cheap, and completely biodegradable cellulose-based composite material. RBHM is intended to improve the properties of both paper and plastic packaging materials. The material can be used as a commodity in trade, industry, and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers have focused on developing plastics that could biodegrade. RBHM takes a different approach - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags. RBHM consists of cellulose (paper) and biodegradable organic additives. Biodegradation of RBHM occurs in wet soil through normal enzymatic action of various microorganisms - fungi and bacteria. We believe that the main advantages of RBHM are:

•	Strength. RBHM’s strength characteristics, especially combined with low elongation and acquired water resistance of the material, make RBHM unique and desirable for packaging applications.

•	Water Resistance. RBHM keeps water resistance for one week. Most of the existing biodegradable packaging products are not hydrophobic at all and will fail if wetted during use.

•
Biodegradable Nature. Enzymes begin breaking down RBHM in the presence of moisture in natural environments such as soil. Then microorganisms decompose the material with rapidly occurring metabolic reactions. RBHM is completely converted into carbon dioxide, water, and biomass in two to three months in wet soil.

•	Reproducible Natural Raw Materials. RBHM uses cellulose, a widely available and renewable raw material.

•
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

LIQUID EBONITE MATERIAL (“LEM”)

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

NUCAP(TM) INTELLECTUAL PROPERTY RIGHTS

The Euro-Asian Physical Society (EAPS) has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Pursuant to sub-license agreement, Eurotech became the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). We are a licensee of Eurotech and have renamed the product NuCap(TM). We do not know if additional proprietary technology that we have developed relating to NuCap(TM) will prove patentable. We have applied for trademark protection for the mark “NuCap” with the U.S. Patent and Trademark Office.

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

RBHM INTELLECTUAL PROPERTY RIGHTS

Rademate, an entity in which Eurotech is an investor, was issued U.S. Patent #6294265 for “Hydrophobic biodegradable cellulose-containing material” for RBHM on September 25, 2001. Rademate has one application with the Israeli Patent Office (126306), dated September 23, 1998, which is pending. Eurotech has licensed to us the intellectual property rights that it has in RBHM.

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

FIRESIL(TM) INTELLECTUAL PROPERTY RIGHTS

Eurotech acquired the formula for Firesil(TM) from Dr. Figovsky, its inventor, in 2000. Eurotech terminated previously initiated patent applications and has elected to protect this formula as a trade secret. Eurotech owns the federally registered trademark “Firesil”. We are a licensee of Eurotech.

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

The manufacture of HNIPU and operation of EMR/AC(TM) equipment is not expected to be impacted adversely by government regulations. HNIPU’s MSDS identifies the limited risks associated with the manufacture, handling and application of the non-isocyanate polyurethane. OSHA outlines operational regulations as related to acoustic frequencies and power levels as might be applied to EMR/AC(TM) operations. We have currently applied to the EPA for approval of HNIPU to be sold in the United States.

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

CUSTOMERS

The Company’s specialty fixtures subsidiary has recently worked on projects for Wynn Design and Development, The Mandalay Bay Group and the Luxor Hotel.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK MATTERS

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

	HIGH	LOW
2003
First quarter	$.100	$.001
Second quarter	.070	.030
Third quarter	.085	.036
Fourth quarter	.070	.016

2004
First quarter	$.160	$.040
Second quarter	.150	.060
Third quarter	.140	.040
Fourth quarter	.080	.030

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

On April 15, 2005, the Company’s management, in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. In lieu of amending our previously filed annual and quarterly reports covering these periods, the Company has restated its selected financial data for the five years ended December 31, 2004 and has restated its quarterly financial data for the 2003 and 2004 interim quarters to reflect the following changes:

RESTATED FINANCIAL STATEMENTS

The accompanying financial statements reflect the following restatements:

Preferred Series

When issued in 1999 and 2000, the Preferred Series B, C, D and E (among other provisions) were mandatorily convertible at predetermined dates and had floating conversion terms which resulted in a variable number of shares that could be issued if they were converted. Since the Company could not conclude that it had enough authorized and unissued shares to settle these Preferred Series due to the absence of a cap on the number of shares that could be issued upon conversion (and thus the number of shares that could be issued was outside the control of the Company). Pursuant to Accounting Series Release No. 268 the Company has reclassified Preferred Series C, D, and E shares from equity to temporary equity at redemption value. When these series were issued, the redemption values were recorded in shareholders’ equity. Accordingly, as of June 30, 2001, an adjustment of $4,441,595 was recorded as an adjustment to shareholders’ equity.

Derivative Conversion Feature

In November 2000, the FASB’s Emerging Issues Task Force (“EITF”) reached final consensuses on EITF Issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer.” EITF 00-19 addressed and clarified whether specific equity contract provisions or other circumstances cause these contracts to be within or outside the control of the issuer. Permanent equity contracts that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets, liabilities or temporary equity on June 30, 2001.

EITF 00-19 also required the application of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and the bifurcation of the derivative conversion feature embedded in the Preferred shares. The fair value of derivative conversion feature as of June 30, 2001 was $1,043,650. Under EITF 00-19, the Company recorded a cumulative effect adjustment of $1,043,650 ($0.11 loss per basic and diluted per share) for the change in accounting principle.

FAS 150

The terms of the above-mentioned Preferred Series contained an unconditional obligation whose value could be settled with a non-capped variable number of shares, and accordingly was subject to FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective as of July 1, 2003. This required that these shares be reported as current liabilities in the restated consolidated balance sheet. Preferred Series G stock was not subject to FAS 150, and had been reclassified as temporary equity in the restated financial statements. The Company had implemented FAS 150 in its original filing, reporting a cumulative effect of a change in accounting principle. In consideration of the implementation of EITF 00-19, the cumulative effect of a change in accounting principle impact in the accompanying restated financial statement is zero.

On August 14, 2004, the mandatory conversion rights of Series B, C, D and E Preferred Stock were terminated. At that time, these liabilities were reclassified to temporary equity.

Subsequent Accounting

All increases to the stated value of the above-mentioned Preferred Series are recorded as a deemed preferred stock dividend for periods prior to the implementation of FAS 150, and interest expense for all periods after the implementation of FAS 150.

Waiver and Overaccrual of Penalties

Effective March 13 and 14, 2003, the Company entered into an agreement with the holders of Series B, C, D and E Preferred shares which waived any amounts due and owing in respect of penalties resulting from the Company’s failure to have available a sufficient number of authorized shares of common stock for conversion and waived any default by the Company in respect of registration rights. Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend”.

The Company had erroneously continued to accrue penalties. For the period March 14, 2003 (and March 13, 2003 for Series B) through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $159,596. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $718,183 of previously reported interest expense.

The following table summarizes these transactions:

Series	QUARTER ENDED 3/03 (reversal recovery of deemed preferred stock dividend)	QUARTER ENDED 6/03 (removal of deemed preferred stock dividend)	QUARTER ENDED 9/03 (removal of interest expense)	QUARTER ENDED 12/03 (removal of interest expense)	QUARTER ENDED 3/04 (removal of interest expense)	QUARTER ENDED 6/04 (removal of interest expense)	QUARTER ENDED 9/04 (removal of interest expense)	TOTAL INTEREST	TOTAL
B	$43,720	$4,446	$4,446	$4,446	$4,446	$4,446	$2,223	$20,007	$68,173
C	239,987	27,143	27,143	27,143	27,143	27,143	13,572	122,144	389,274
D	4,131	387	387	387	387	387	194	1,742	6,260
E	1,239,333	127,620	127,620	127,620	127,620	127,620	63,810	574,290	1,941,243

TOTAL	$1,527,171	$159,596	$159,596	$159,596	$159,596	$159,596	$79,799	$718,183	$2,404,950

Basic and Diluted Loss Per Share

Basic and diluted net income (loss) per share applicable to common shareholders was calculated according to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Due to the net loss position of the Company for each of the three years in the period ending December 31, 2004, the numerator and denominator was the same for both basic and diluted loss per share.

Series B, C, D Preferred shares are included in the weighted average shares outstanding on a basic and diluted basis for the period commencing with the expiration of the mandatory conversion date and the date that the mandatory conversion was extended, as if the shares had been issued and outstanding because the Company could not conclude that it had enough authorized and unissued shares to settle these Preferred Series due to the absence of a cap on the number of shares that could be issued upon conversion, thus the number of shares that could be issued was outside the control of the Company. Series B Preferred shares had a mandatory conversion date of March 25, 2002. On March 13, 2003, the mandatory conversion date was extended to March 31, 2004. Series C Preferred shares had a mandatory conversion date of July 22, 2002 and on March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series D Preferred shares had a mandatory conversion date of September 28, 2002, and March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series E Preferred shares had a mandatory conversion date of April 14, 2003, and on March 14, 2003 was extended to March 31, 2004.

During 2002, 199,688,352 shares and during 2003, 16,820,981 shares that could be issued upon conversion of Convertible Preferred Shares were considered as outstanding common shares and included in the computation of basic and diluted earnings per share.

Options and warrants to purchase 518,241 and 483,241 shares of common stock at December 2002, 2003, and 2004, respectively were not included in the computation of dilutive earnings per share as their exercise would be anti-dilutive.

Warrants

The fair values of the warrants issued in connection with the convertible promissory notes (described in Note 13) were originally recorded as credits to additional paid-in capital $684,810, and debits to unamortized note discount (up to the amount of the proceeds received), and prepaid expense (representing the value of the warrants in excess of the proceeds received). Both the prepaid expense and unamortized discount were amortized to interest expense over the lives of the notes. In this amended filing, the accounting for the warrants has been restated to (a) expense the value of the warrants in excess of the proceeds received (i.e., write-off the prepaid expense), (b) reduce interest expense for the reversal of the amortization of the prepaid expense, (c) record the fair values of the warrants as a long-term liability, and (d) record the changes in the fair values of the warrants from their issue dates to the balance sheet date in current income under the caption “change in fair value of warrants.”

The fair value of warrants that were outstanding on and after the effective date of EITF 00-19, were not considered material to the financial statements.

In addition, in the financial statements included with this annual report on Form 10-KSB, we have provided restated financial information for each of the affected periods presented. The following selected financial data of Global Matrechs, Inc. should be read in conjunction with the financial statements and related notes, as well as the other portions of this section.

Global Matrech’s, Inc. Selected Quarterly Financial Data (Unaudited)
	2004
	MARCH 31,		JUNE 30,		SEPTEMBER 30,
	filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated
Selected Balance Sheet Data:
Total assets	1,220,218	1,220,218	941,694	941,694	888,136	888,136
Accounts payable and accrued expenses	529,455	529,455	393,316	393,316	376,941	376,941
Notes payable, current	364,000	364,000		—	380,851	380,851
Convertible preferred stock	5,596,453	5,596,453	5,670,865	5,670,865		—
Derivative conversion feature - convertible preferred stock	9,432	1,142,323	9,584	1,107,450		1,159,869
Total current liabilities	6,499,340	7,632,231	6,073,765	7,171,631	757,792	1,917,661
Notes payable	—	—	477,500	477,500		—
Convertible preferred stock	—	—	—	—	—	—
Total liabilities	6,499,340	7,632,231	6,551,265	7,649,131	757,792	1,917,661
Temporary equity	1,069,000	1,069,000	1,069,000	1,069,000	6,802,698	6,802,698
Common and preferred stock	1,635	1,635	1,635	1,635	1,243	1,243
Treasury stock	(8,659)	(8,659)	(8,659)	(8,659)	(327,484)	(327,484)
Additional paid in capital	20,264,189	19,183,057	20,324,189	19,243,209	20,970,571	19,882,586
Accumulated deficit	(26,605,287)	(26,618,595)	(26,995,736)	(26,960,712)	(27,316,684)	(27,371,379)
Total stockholders' deficit	(6,348,122)	(7,442,562)	(6,678,571)	(7,724,527)	(6,672,354)	(7,815,034)
Total liabilities and stockholders' deficit	1,220,218	1,258,669	941,694	993,604	888,136	905,325

Revenues	620	620	—	—	—	—
Income (loss) from operations	(311,815)	(311,815)	(231,996)	(231,996)	(203,176)	(203,176)
Other income (expense)	(82,212)	(82,212)	(85,091)	(85,091)	(117,620)	(117,620)
Change in fair value of derivative conversion feature	(152)	(13,460)	(151)	34,873	(152)	(54,847)
Income (loss) on disposal or discontinued operations	43,189	43,189	(73,211)	(73,211)	—	—
Net income (loss)	(350,990)	(364,298)	(390,449)	(355,425)	(320,948)	(375,643)
Basic and diluted earnings per share	(0.02)	(0.02)	(0.03)	(0.02)	(0.02)	(0.03)
Weighted number of shares outstanding	14,999,157	14,999,157	14,999,157	14,999,157	14,999,157	14,999,157

Global Matrechs, Inc.
Selected Quarterly Financial Data (Unaudited)
	2003
	MARCH 31		JUNE 30,		SEPTEMBER 30,
	filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated
Selected Balance Sheet Data:
Total assets	499,610	499,610	1,461,129	1,461,129	1,412,861	1,412,861
Accounts payable and accrued expenses	434,231	434,231	358,596	358,596	336,172	336,172
Notes payable, current	—	—	100,000	100,000	175,000	175,000
Convertible preferred stock	—	—	—	—	5,447,629	5,447,629
Derivative conversion feature - convertible preferred stock	8,824	1,817,604	8,976	1,216,200	9,128	1,157,359
Total current liabilities	443,055	2,251,835	467,572	1,674,796	5,967,929	7,116,160
Notes payable	—	—	—	—	—	—
Convertible preferred stock	—	—	—	—	1,069,000	1,069,000
Total liabilities	443,055	2,251,835	467,572	1,674,796	7,036,929	8,185,160
Temporary equity	5,298,805	5,298,805	6,442,217	6,442,217	—	—
Common and preferred stock	1,500	1,500	1,500	1,500	1,635	1,635
Treasury stock	(8,659)	(8,659)	(8,659)	(8,659)	(8,659)	(8,659)
Additional paid in capital	20,421,514	19,339,775	20,264,324	19,182,735	20,264,190	19,182,753
Accumulated deficit	(25,656,605)	(26,416,952)	(25,705,825)	(25,104,269)	(25,881,234)	(25,822,242)
Total stockholders' deficit	(5,242,250)	(7,084,336)	(5,448,660)	(5,928,693)	(5,624,068)	(6,646,513)
Total liabilities and stockholders' deficit	499,610	466,304	1,461,129	2,188,320	1,412,861	1,538,647
	—		—		—
Revenues	406,522	406,522	411,218	411,218	410,005	410,005
Income (loss) from continuing operations	69,532	69,532	(67,353)	(67,353)	(98,119)	(98,119)
Other income (expense)	70,191	70,191	18,285	18,285	(77,138)	(77,138)
Change in fair value of derivative conversion feature	(151)	(760,498)	(152)	601,404	(152)	58,840
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net income (loss)	139,572	(620,775)	(49,220)	552,336	(175,409)	(116,417)
Deemed preferred stock dividend	(91,581)	(91,581)	(157,178)	(157,178)	—	—
Recovery of deemed preferred stock dividend	1,527,171	1,527,171	—	—	—	—
Net income (loss) applicable to common shareholders	1,575,162	814,815	(206,398)	395,158	(175,409)	(116,417)
Basic earnings per share	0.11	0.00	(0.01)	0.03	(0.01)	(0.01)
Weighted number of shares outstanding-basic	14,999,156	284,874,235	14,999,156	14,999,156	14,999,156	14,999,156
Diluted earnings per share	0.01	0.00	(0.01)	0.03	(0.01)	(0.01)
Weighted number of common shares outstanding-diluted	284,874,235	284,874,235	14,999,156	14,999,156	14,999,156	14,999,156

Global Matrechs, Inc.
Selected Financial Data (Unaudited)
	Year ended December 31,
	2000	2001		2002		2003		2004
		filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated	filed 5/11/05 10KSB	restated
Statement of Operations Data:
Revenues	—	—	—	—	—	8,246	8,246	620	620
Cost of Revenues	—	—	—	—	—	8,731	8,731	558	558
Gross Profit (loss)	—	—	—	—	—	(485)	(485)	62	62
Operating expenses:
General and administrative	1,192,406	286,949	286,949	187,449	187,449	325,281	325,281	1,273,929	1,273,929
Depreciation and amortization	1,605,345	—	—	—	—	115,059	115,059	197,244	197,244
Asset impairment	1,436,078	493,905	493,905	52,584	52,584	—	—	—	—
Total operating expenses	4,233,829	780,851	780,851	240,033	240,033	440,340	440,340	1,471,173	1,471,173
Operating loss	(4,233,829)	(780,851)	(780,851)	(240,033)	(240,033)	(440,825)	(440,825)	(1,471,111)	(1,471,111)
Other expenses (income):
Interest expense (income)	(5,981)	—	—	—	—	159,492	160,099	1,340,868	1,621,520
Change in fair value of derivative conversion feature	—	—	(125,980)	491	92,674	607	98,678	455	29,534
Change in fair value of warrants			—		—		—	—	57,637
Other expense (income), net	(90,793)	(146,362)	(146,362)	(26,637)	(26,146)	(91,826)	(91,826)	(211,395)	(211,395)
Loss from continuing operations before income taxes	(4,137,055)	(634,489)	(508,509)	(213,887)	(306,561)	(509,098)	(607,776)	(2,601,039)	(2,968,407)
Income tax provision (benefit)	—	—	—	—	—	—	—	—	—
Loss from continuing operations	(4,137,055)	(634,489)	(508,509)	(213,887)	(306,561)	(509,098)	(607,776)	(2,601,039)	(2,968,407)
Gain (loss) from discontinued operations	(2,223,295)	(212,515)	(212,515)	118,001	118,001	176,008	176,008	94,363	94,363
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—
Gain (loss) on disposal of business segment	(3,000,377)	394,453	394,453	—	—	(125,030)	(125,030)	(124,385)	(124,385)
Net loss	(9,360,727)	(452,461)	(326,571)	(95,886)	(188,560)	(458,120)	(556,798)	(2,631,061)	(2,998,429)
Deemed preferred stock dividend	(1,526,728)	(2,150,368)	(2,150,368)	(1,004,681)	(1,004,681)	(248,759)	(248,759)	—	—
Recovery of deemed preferred stock dividend						1,527,171	1,527,171	—	—
Net loss applicable to common shareholders	(10,887,455)	(2,602,829)	(2,476,939)	(1,100,567)	(1,193,241)	820,292	721,614	(2,631,061)	(2,998,429)
Net income (loss) per common share
Basic Continuing operations	(0.66)	(0.28)	(0.27)	(0.08)	(0.01)	0.05	0.02	(0.15)	(0.18)
Cumulative effect of change in accounting principle	0.00
Discontinued operations	(0.61)	0.02	0.02	0.01	0.01	0.00	0.00	(0.00)	(0.00)
Total	(1.27)	(0.26)	(0.25)	(0.07)	(0.01)	0.05	0.02	(0.16)	(0.18)
Weighted average common shares outstanding	8,549,693	9,869,074	9,869,074	14,999,157	214,687,508	14,999,157	31,820,137	16,790,165	16,790,165
Diluted Continuing operations	(0.66)	(0.28)	(0.27)	(0.01)	(0.01)	0.02	0.02	(0.16)	(0.18)
Cumulative effect of change in accounting principle	0.00	0.00	0.00		0.00		0.00		0.00
Discontinued operations	(0.61)	0.02	0.02	0.01	0.01	0.00	0.00	(0.00)	0.00
Total	(1.27)	(0.26)	(0.25)	(0.01)	(0.01)	0.03	0.02	(0.16)	(0.18)
Weighted average common and convertible shares outstanding	8,549,693	9,869,074	9,869,074	214,687,508	214,687,508	31,820,137	31,820,137	16,790,165	16,790,165

Balance Sheet Data:

Working capital (deficit)	(823,406)	(968,336)	(968,336)	(1,714,241)	(1,714,241)	(5,932,177)	(7,060,705)	(1,574,634)	(2,780,402)
Total assets	2,528,973	665,391	665,391	507,554	507,554	1,350,281	1,350,281	3,115,073	2,834,876
Long-term liabilities	357,757	-	940,847	-	1,057,106	-	-	415,302	1,157,750
Total liabilities	2,298,013	1,541,306	2,482,153	2,117,742	3,174,848	6,278,413	7,434,198	2,753,736	4,547,047
Convertible preferred stock	251,750	4,840,932	4,840,932	5,207,224	5,207,224	1,069,000	6,591,041	6,128,223	6,128,223
Stockholders' equity (deficit)	(20,790)	(5,716,847)	(6,657,696)	(6,817,412)	(7,874,518)	(5,997,132)	(7,152,917)	(5,766,886)	(7,840,394)

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For Each of the Three Years in the Period Ended December 31, 2004

	Preferred		Common			Additional
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2001, as issued	198	$3	14,999,157	$1,500	$(8,659)	$24,587,964	$(25,700,291)	$(1,119,483)
Adjustments to opening balances	(198)	(3)				(4,620,540)	917,670	(5,538,213)

Balance, December 31, 2001, as restated	—	—	14,999,157	1,500	(8,659)	19,990,603	(25,700,291)	(5,716,847)
Guaranteed return to Series B, C, D and E						(297,948)		(297,948)
preferred stockholders						(91,928)		(91,928)
Amortization of beneficial conversion feature to Series E preferred stockholders						(638,387)		(638,387)
Penalties on preferred stock
Net loss							(188,560)	(188,560)
					(8,659)	18,939,161	(27,363,319)	(7,874,519)
Balance, December 31, 2002	—	—	14,999,157	1,500		(135)		—
Issuance of Series H preferred stock	13,500	135
Guaranteed return to Series B, C, D and E						(148,824)		(148,824)
preferred stockholders
Amortization of beneficial conversion feature to Series E and G preferred stockholders						(99,947)		(99,947)
Recovery of deemed preferred stock dividend						1,527,171		1,527,171
Net loss							(556,798)	(556,798)

Balance, December 31, 2003	13,500	135	14,999,157	1,500	(8,659)	20,217,426	(27,353,319)	(7,152,917)
Issuance of Series I preferred stock	490	5						5
Receipt of Treasury stock			(4,905,000)	(490)	(318,825)	319,312		(3)
Issuance of Common Stock			2,151,081	215		104,850		105,065
Beneficial Conversion feature on promissory notes, net of expenses						526,459		526,459
Issuance of warrants for services rendered						258,942		258,942
Conversion of Series H preferred stock to common stock	(150)	(2)	1,500,000	150		(135)		—
Conversion of temporary equity to common Stock			22,150,193	2,215		818,269		820,484
Acquisition of True To Form Ltd.			10,000,000	1,000		599,000		600,000
Net loss							(2,998,429)	(2,998,429)

Balance, December 31, 2004	13,840	$138	45,895,431	$4,590	$(327,484)	$22,844,110	$(30,361,748)	$(7,840,394)

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

GENERAL

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but may not be limited to, those statements regarding the Company’s expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company notes that a variety of risk factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including, among other things, our ability to obtain additional financing, the commercial viability of the technologies that we license from Eurotech, our ability to market these technologies, and other factors discussed in this report and in our other securities filings.

On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. (“Tulix”), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. With the consummation of this Purchase Agreement the Company has completely exited from all Internet related enterprises.

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

On December 31, 2004 we acquired True To Form, Limited. As a result of the merger, True To Form is now our wholly owned subsidiary. True To Form designs, develops, manufactures and sells specialty lighting products to targeted segments of the traditional lighting industry and has recently established a division that will focus on the homeland security market. True To Form markets “high-end” lighting and architectural products for both commercial and residential applications, including pendants, surface and ceiling luminaries, table and floor lamps, commercial down-lights, bath fixtures, and custom fixtures.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation’s records and reporting in compliance with its status as a public corporation. General and administrative expenses increased from $325,281 in 2003 to $1,273,929 in 2004. The General and administrative costs for 2003 represent a partial year, whereas the 291% increase in expenditures for 2004 represent the cost of a full years operations. Much of the increase is the cost of professional services for legal and promotional firms.

DEPRECIATION AND AMORTIZATION. Amortization was $197,244 in the year ending December 31, 2004 and $115,059 in the year ending December 31, 2003. The 71.4% increase is due to a full year of amortization of the value of the licensed technologies, and the amortization of the beneficial conversion features of the loans taken during the second and third quarter.

INTEREST EXPENSE. Interest expense for the year ending December 31, 2004 consisted of $34,072 in interest expense on various loans, $212,617 in interest charges on the Series B, C, D and E preferred stock, $1,030,646 of amortization of beneficial conversion feature associated with various convertible loans and $344,185 of interest expense related to the amortization of warrants associated with various convertible loans. Interest expense for the year ending December 31, 2003 consisted of $10,668 in interest expense on the notes related to the Licensed Technologies Division, $149,431 in interest charges on the Series B, C, D and E preferred stock.

OTHER INCOME. Other income for the years ending December 31, 2004 and 2003 was $211,395 and $91,826 respectively. This income predominantly consists of the settlement of accrued expenses which were settled for less than the amount which had been estimated.

OTHER EXPENSES. Other expenses for the year ending December 31, 2004 consisted of $29,534 due to the change in fair value of the derivative conversion feature and $57,637 due to the change in fair value of our warrants. Other expenses for the year ending December 31, 2003 consisted of $98,678 due to the change in fair value of the derivative conversion feature.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation’s records and reporting in compliance with its status as a public corporation. General and administrative expenses increased from $187,449 in 2002 to $325,281 in 2003. The increase is due to the additional expenses associated with the launch of the Licensed Technologies Division.

DEPRECIATION AND AMORTIZATION. With the write down of the carrying value of all fixed assets in the fourth quarter of 2000, the Company has suspended depreciation of its remaining assets in anticipation of a sale. Amortization expense of $115,059, which represents seven months of amortization of the intangible Licensed Technologies, was recognized in the year ending December 31, 2003.

INTEREST EXPENSE. Interest expense for the year ending December 31, 2003 consisted of $10,668 in interest expense on the notes related to the Licensed Technologies Division, $149,431 in interest charges on the Series B, C, D and E preferred stock.

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

OTHER EXPENSES. Other expenses for the year ending December 31, 2003 consisted of $98,678 due to the change in fair value of the derivative conversion feature. Other expenses for the year ending December 31, 2002 consisted of $92,674 due to the change in fair value of the derivative conversation feature.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2004, we had an accumulated deficit of $30,361,748 and a working capital deficit of $2,780,402.

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

In June 2004 we entered into a second exchange agreement with Brittany to acquire certain of their shares of our common stock at a price of $0.10 per share. On September 22, 2004, we issued 490.5 shares of our Series I convertible preferred stock to Brittany in exchange for Brittany’s surrender of 4,905,000 shares of our common stock. In addition Brittany agreed to loan us $100,000 under a convertible note. As of December 31, 2004 we had borrowed $75,000 under this agreement.

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

On October 22, 2004 and November 5, 2004, Global Matrechs, Inc.,entered into securities purchase agreements with Dean M. DeNuccio and Colonial Fund LLC relating to the private placement of 2% secured convertible promissory notes in the aggregate principal amount of $75,000 with a maturity of two (2) years and warrants to purchase 3,000,000 shares of its common stock at an exercise price of $0.025 per share, which expire in five years in exchange for aggregate consideration equal to the principal amount of the Notes. The Company received approximately $70,000 in proceeds after deducting offering expenses.

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

On May 31, 2004, the Company completed the sale of its remaining Internet business, which had been in operation since 1994, to Tulix Systems, Inc. (“Tulix”), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. We did not begin to focus on our licensed technologies business until May 22, 2003 when we completed a transaction with Eurotech, Ltd. Thus, our current business has a limited operating history. As a result, it is difficult to accurately forecast our revenues and we lack meaningful historical financial data upon which to base planned operating expenses. We may be unable to adjust our spending in a timely enough manner to compensate for any unexpected revenue shortfall. Conversely, we might not be able to respond effectively to an unexpected increase in sales activities, should one occur. This inability could cause our net losses in a given quarter to be greater than expected.

We have a history of operating losses, and there is no assurance that we will achieve profitability in the future.

We have a history of operating losses. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability. As of December 31, 2004, we had an accumulated deficit of approximately $30,361,748.

We have a going-concern qualification in the report by our registered independent public accounting firm for our financial statements for the year ended december 31, 2004, which may make capital raising more difficult and may require us to scale back or cease operations, putting our investors’ funds at risk.

The report of our registered independent public accounting firm dated May 10, 2005 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through sales of equity and issuances of debt. Additionally, as of December 31, 2004, we had an accumulated deficit of approximately $30,361,748 and a working capital deficiency of $2,780,402. We may be unable to meet our future obligations unless additional funding sources are obtained.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The continued development of our current technologies or acquisitions of new technologies will require additional capital. We incurred net losses of $556,798 and $2,998,429 for the years ended December 31, 2003 and December 31, 2004, respectively. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 31, 2003 and 2004	30

Consolidated Statements of Operations for each of the Three
Years in the Period Ended December 31, 2004	31

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for each of the Three Years in the Period Ended December 31, 2004	32

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 2004	33

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Matrechs, Inc.

We have audited the accompanying consolidated balance sheets of Global Matrechs, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.

The consolidated financials for the years 2004, 2003 and 2001 have been restated (see Note 1).

/S/ Sherb & Co., LLP
Sherb & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
MAY 10, 2005

GLOBAL MATRECHS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003 Restated	2004 Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,818	$131,470
Accounts receivable, net	274,418	94,551
Prepaid expenses	27,257	242,110
Inventory	—	67,906
Loan to Tulix	—	72,858
Total current assets	373,493	608,895
Fixed Assets	105,624	28,430
Deposits	—	2,575
Investment in Tulix	—	51,949
Intangible Assets	986,223	986,223
Less: Accumulated Amortization	(115,059)	(312,304)
Goodwill	—	1,469,108
Intangibles, net	871,164	2,143,027
Total assets	$1,350,281	$2,834,876
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$501,372	$574,236
Loans payable	—	182,784
Due to officer	—	147,309
Current maturities of long-term debt	—	106,860
Convertible loans payable - net of discount	255,000	1,327,245
Convertible preferred stock	5,522,041	—
Derivative conversion feature - convertible preferred stock	1,155,785	1,050,863
TOTAL CURRENT LIABILITIES	7,434,198	3,389,297
Warrant liability	—	742,448
Long term debt-net of current maturities	—	415,302
TOTAL LIABILITIES	7,434,198	4,547,047

Convertible preferred stock	—	6,128,223

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 300,000,000 shares authorized and 45,895,431 shares issued and outstanding at December 31, 2004 and 15,000,000 shares authorized, 14,999,156 shares issued and outstanding at December 31, 2003	1,500	4,590
Preferred stock, Series H, $.01 par value, 13,500 shares authorized, 13,350 shares issued and outstanding at December 31, 2004 and 13,500 shares authorized and 13,500 shares issued and outstanding at December 31, 2003, convertible, participating, $13,350,000 liquidation value at December 31, 2004 and $13,500,000 liquidation value at December 31, 2003	135	133
Preferred stock, Series I, $.01 par value, 13,500 shares authorized, 13,500 shares issued and outstanding at December 31, 2004 and December 31, 2003, convertible, participating, $13,500,000 liquidation value at December 31, 2004 and December 31, 2003	—	5
Treasury Stock	(8,659)	(327,484)
Additional Paid in Capital	20,217,426	22,844,110
Accumulated deficit	(27,363,319)	(30,361,748)
Total stockholders’ deficit	(7,152,917)	(7,840,394)
Total liabilities and stockholders’ deficit	$1,350,281	$2,834,876

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2002 restated	2003 restated	2004 restated
Revenues	$—	$8,246	$620
Total Cost of Sales	—	8,731	558
Gross profit	—	(485)	62
Operating expenses:
Sales and Marketing
Product Development
General and Administrative	187,449	325,281	1,273,929
Depreciation and Amortization	—	115,059	197,244
Asset Impairment Charge	52,584	—	—
Total Operating Expenses	240,033	440,340	1,471,173
Operating loss	(240,033)	(440,825)	(1,471,111)
Other expenses (income):
Interest Expense		160,099	1,621,520
Change in fair value of derivative conversion feature	92,674	98,678	29,534
Change in fair value of warrants	—		57,637
Other expense (income), net	(26,146)	(91,826)	(211,395)
Total other expenses (income)	66,528	166,951	1,497,296
Income (loss) from continuing operations before income taxes	(306,561)	(607,776)	(2,968,407)
Income tax provision (benefit)
Loss from continuing operations	(306,561)	(607,776)	(2,968,407)
Income from discontinued operations	118,001	176,008	94,363
Gain (loss) on disposal of business segment	—	(125,030)	(124,385)
Net income (loss)	(188,560)	(556,798)	(2,998,429)
Recovery of deemed preferred stock dividend	—	1,527,171	—
Deemed preferred stock dividend	(1,004,681)	(248,759)	—
Net income (loss) applicable to common shareholders	$(1,193,241)	$721,614	$(2,998,429)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.01)	$0.02	$(0.18)
Discontinued operations	(0.00)	0.00	(0.00)
Net income (loss) per share - basic and diluted	$(0.01)	$0.02	$(0.18)
Weighted average common shares outstanding	214,687,508	31,820,137	16,790,165

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

	PREFERRED		COMMON			ADDITIONAL
					TREASURY	PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	DEFICIT	DEFICIT

Balance, December 31, 2001, as issued	198	$3	14,999,157	$1,500	$(8,659)	$24,587,964	$(25,700,291)	$(1,119,483)

Adjustments to opening balances	(198)	(3)				(4,620,540)	(917,670)	(5,538,213)

Balance, December 31, 2001, as
restated	—	—	14,999,157	1,500	(8,659)	19,967,424	(26,617,961))	(6,657,696)

Guaranteed return to Series B, C, D
and E preferred stockholders						(297,948)		(297,948)

Amortization of beneficial
conversion feature to Series E
preferred stockholders						(91,928)		(91,928)

Penalties on preferred stock						(638,387)		(638,387)

Net loss							(188,560)	(188,560)

Balance, December 31, 2002, as
restated	—	—	14,999,157	1,500	(8,659)	18,939,161	(26,806,521)	(7,874,519)

Issuance of Series H preferred stock	13,500	135				(135)	—

Guaranteed return to Series B, C, D
and E preferred stockholders						(148,824)		(148,824)

Amortization of beneficial
conversion feature to Series E and G
Preferred stockholders						(99,947)		(99,947)

Recovery of deemed preferred stock
dividend						1,527,171		1,527,171

Net loss							(556,798)	(556,798)

Balance, December 31, 2003, as
restated	13,500	135	14,999,157	1,500	(8,659)	20,217,426	(27,363,319)	(7,152,917)

Issuance of Series I preferred stock	490	5						5

Receipt of Treasury stock			(4,905,000)	(490)	(318,825)	319,312		(3)

Issuance of Common Stock			2,151,081	215		104,850		105,065

Beneficial Conversion Feature on
promissory notes, net of expenses						526,459		526,459

Conversion of temporary equity to
common shares			22,150,193	2,215		818,269		820,484

Issuance of warrants for services
Rendered						258,942		258,942

Conversion of Series H Stock	(150)	(2)	1,500,000	150		(148)		—

Purchase of True To Form			10,000,000	1,000		599,000		600,000
Net loss							(2,998,429)	(2,998,429)
Balance, December 31, 2004	13,840	138	45,895,431	4,590	(327,484)	22,844,110	(30,361,748)	(7,840,394

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2003	2004
	restated	restated	restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,560)	$(556,798)	$(2,998,429)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	115,059	197,244
Write down of investment, fixed assets and intangibles	52,584	—	—
Provision for (recovery of) bad debts	(24,813)	3,499	(47,232)
Deferred rent expense	(5,480)	—	—
Loss (gain) on sale of division	—	(125,030)	124,385
Change in fair value of warrants	—	—	57,639
Change in fair value of conversion feature	92,674	98,678	29,534
Increase in stated value of additional paid in capital for convertible preferred stock and convertible notes payable	—	148,824	1,920,245
Change in operating assets and liabilities:
Accounts receivable	(64,202)	(34,758)	321,650
Prepaid expenses	(20,358)	(6,899)	65,344
Accounts payable and accrued expenses	(56,471)	35,830	(137,453)
Net cash used in operating activities	(214,626)	(321,595)	(467,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixture and equipment	(38,378)	(21,929)	—
Loan to related party	—	—	(71,225)
Net cash used in investing activities	(38,378)	(21,929)	(71,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	255,000	597,950
Net cash provided by financing activities	—	255,000	597,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(253,004)	(88,524)	59,652
CASH AND CASH EQUIVALENTS, beginning of year	413,346	160,342	71,818
CASH AND CASH EQUIVALENTS, end of year	$160,342	$71,818	$131,470

The accompanying notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION--GOING CONCERN

On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. (“Tulix”), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. With the consummation of this Purchase Agreement the Company has completely exited from all Internet related enterprises. This segment is treated as a discontinued operation in all periods presented.

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

On May 22, 2003, we completed a transaction with Eurotech pursuant to which we now license NuCap™, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech. Currently, we are licensing the EKOR, HNIPU, EMR/AC, Rad-X, Firesil, LEM and RBHM technologies from Eurotech, Ltd. We intend to use these licenses to derive revenue by partnering with other technology firms to sell raw materials to producers or to sublicense the technologies and collect royalties and/or licensing fees.

On December 31, 2004 we acquired True To Form, Limited. As a result of the merger, True To Form is now our wholly owned subsidiary. True To Form designs, develops, manufactures and sells specialty lighting products to targeted segments of the traditional lighting industry and has recently established a division that will focus on the homeland security market. True To Form markets “high-end” lighting and architectural products for both commercial and residential applications, including pendants, surface and ceiling luminaries, table and floor lamps, commercial down-lights, bath fixtures, and custom fixtures

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation, resulting in an accumulated deficit at December 31, 2004 of approximately $30.3 million. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

RESTATED FINANCIAL STATEMENTS

The accompanying financial statements reflect the following restatements:

Preferred Series

When issued in 1999 and 2000, the Preferred Series B, C, D and E (among other provisions) were mandatorily convertible at predetermined dates and had floating conversion terms which resulted in a variable number of shares that could be issued if they were converted. Since the Company could not conclude that it had enough authorized and unissued shares to settle these Preferred Series due to the absence of a cap on the number of shares that could be issued upon conversion (and thus the number of shares that could be issued was outside the control of the Company). Pursuant to Accounting Series Release No. 268 the Company has reclassified Preferred Series C, D, and E shares from equity to temporary equity at redemption value. When these series were issued, the redemption values were recorded in shareholders’ equity. Accordingly, as of June 30, 2001, an adjustment of $4,441,595 was recorded as an adjustment to shareholders’ equity.

Derivative Conversion Feature

In November 2000, the FASB’s Emerging Issues Task Force (“EITF”) reached final consensuses on EITF Issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer.” EITF 00-19 addressed and clarified whether specific equity contract provisions or other circumstances cause these contracts to be within or outside the control of the issuer. Permanent equity contracts that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets, liabilities or temporary equity on June 30, 2001.

EITF 00-19 also required the application of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and the bifurcation of the derivative conversion feature embedded in the Preferred shares. The fair value of derivative conversion feature as of

June 30, 2001 was $1,043,650. Under EITF 00-19, the Company recorded a cumulative effect adjustment of $1,043,650 ($0.11 loss per basic and diluted per share) for the change in accounting principle.

FAS 150

The terms of the above-mentioned Preferred Series contained an unconditional obligation whose value could be settled with a non-capped variable number of shares, and accordingly was subject to FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective as of July 1, 2003. This required that these shares be reported as current liabilities in the restated consolidated balance sheet. Preferred Series G stock was not subject to FAS 150, and had been reclassified as temporary equity in the restated financial statements. The Company had implemented FAS 150 in its original filing, reporting a cumulative effect of a change in accounting principle. In consideration of the implementation of EITF 00-19, the cumulative effect of a change in accounting principle impact in the accompanying restated financial statement is zero.

On August 14, 2004, the mandatory conversion rights of Series B, C, D and E Preferred Stock were terminated. At that time, these liabilities were reclassified to temporary equity.

Subsequent Accounting

All increases to the stated value of the above-mentioned Preferred Series are recorded as a deemed preferred stock dividend for periods prior to the implementation of FAS 150, and interest expense for all periods after the implementation of FAS 150.

Waiver and Overaccrual of Penalties

Effective March 13 and 14, 2003, the Company entered into an agreement with the holders of Series B, C, D and E Preferred shares which waived any amounts due and owing in respect of penalties resulting from the Company’s failure to have available a sufficient number of authorized shares of common stock for conversion and waived any default by the Company in respect of registration rights. Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend”.

The Company had erroneously continued to accrue penalties. For the period March 14, 2003 (and March 13, 2003 for Series B) through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $159,596. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $718,183 of previously reported interest expense.

The following table summarizes these transactions:

Series	QUARTER ENDED 3/03 (reversal recovery of deemed preferred stock dividend)	QUARTER ENDED 6/03 (removal of deemed preferred stock dividend)	QUARTER ENDED 9/03 (removal of interest expense)	QUARTER ENDED 12/03 (removal of interest expense)	QUARTER ENDED 3/04 (removal of interest expense)	QUARTER ENDED 6/04 (removal of interest expense)	QUARTER ENDED 9/04 (removal of interest expense)	TOTAL INTEREST	TOTAL
B	$43,720	$4,446	$4,446	$4,446	$4,446	$4,446	$2,223	$20,007	$68,173
C	239,987	27,143	27,143	27,143	27,143	27,143	13,572	122,144	389,274
D	4,131	387	387	387	387	387	194	1,742	6,260
E	1,239,333	127,620	127,620	127,620	127,620	127,620	63,810	574,290	1,941,243

TOTAL	$1,527,171	$159,596	$159,596	$159,596	$159,596	$159,596	$79,799	$718,183	$2,404,950

Basic and Diluted Loss Per Share

Basic and diluted net income (loss) per share applicable to common shareholders was calculated according to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Due to the net loss position of the Company for each of the three years in the period ending December 31, 2004, the numerator and denominator was the same for both basic and diluted loss per share.

Series B, C, D Preferred shares are included in the weighted average shares outstanding on a basic and diluted basis for the period commencing with the expiration of the mandatory conversion date and the date that the mandatory conversion was extended, as if the shares had been issued and outstanding because the Company could not conclude that it had enough authorized and unissued shares to settle these Preferred Series due to the absence of a cap on the number of shares that could be issued upon conversion, thus the number of shares that could be issued was outside the control of the Company. Series B Preferred shares had a mandatory conversion date of March 25, 2002. On March 13, 2003, the mandatory conversion date was extended to March 31, 2004. Series C Preferred shares had a mandatory conversion date of July 22, 2002 and on March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series D Preferred shares had a mandatory conversion date of September 28, 2002, and March 14, 2003, the mandatory conversion date was extended to March 31, 2004. Series E Preferred shares had a mandatory conversion date of April 14, 2003, and on March 14, 2003 was extended to March 31, 2004.

During 2002, 199,688,352 shares and during 2003, 16,820,981 shares that could be issued upon conversion of Convertible Preferred Shares were considered as outstanding common shares and included in the computation of basic and diluted earnings per share.

Options and warrants to purchase 518,241 and 483,241 shares of common stock at December 2002, 2003, and 2004, respectively were not included in the computation of dilutive earnings per share as their exercise would be anti-dilutive.

Warrants

The fair values of the warrants issued in connection with the convertible promissory notes (described in Note 13) were originally recorded as credits to additional paid-in capital $684,810, and debits to unamortized note discount (up to the amount of the proceeds received), and prepaid expense (representing the value of the warrants in excess of the proceeds received). Both the prepaid expense and unamortized discount were amortized to interest expense over the lives of the notes. In this amended filing, the accounting for the warrants has been restated to (a) expense the value of the warrants in excess of the proceeds received (i.e., write-off the prepaid expense), (b) reduce interest expense for the reversal of the amortization of the prepaid expense, (c) record the fair values of the warrants as a long-term liability, and (d) record the changes in the fair values of the warrants from their issue dates to the balance sheet date in current income under the caption “change in fair value of warrants.”

The fair value of warrants that were outstanding on and after the effective date of EITF 00-19, were not considered material to the financial statements.

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

The Goodwill for True To Form was valued at $1,469,108. Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, “Goodwill and Other Intangible Assets,” and accordingly is not amortized but subject to periodic impairment tests.

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

Interest paid during 2004 and 2003 were $0 and $0 respectively. Income taxes paid during 2004 and 2003 were $0 and $0 respectively.

During the year ending December 31, 2004, the Company entered into the following non-cash investing and financing transactions:

Exchange of warrants for services rendered	$258,942
Issuance of common stock for services rendered	104,850
Acquisition of True To Form Ltd, Inc.	1,469,108
Conversion of preferred stock to common stock	818,269

ACCOUNTS RECEIVABLE, NET

Accounts receivable are shown net of the allowance for doubtful accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
THREE YEARS ENDING ON DECEMBER 31,
Description	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expenses	Deductions (A/R Written off to Bad Debt)	Balance at End of Period
Year ending December 31, 2002	(68,546)	(21,113)	45,926	(43,733)
Year ending December 31, 2003	(43,733)	(10,479)	6,980	(47,232)
Year ending December 31, 2004	(47,232)	(72,782)	120,014	—

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments approximates fair value.

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

INCOME TAXES

The Company accounts for income taxes using the asset and liability method as described by Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (“SFAS No. 109”).

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

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share are calculated according to the provisions of FAS 128. Due to the net loss position of the Company for each of the three years in the period ending December 31, 2004, the numerator and denominator are the same for both basic and diluted loss per share.

FAS 128 provides for an as-if converted method when there is the absence of a cap on the number of shares that could be issued upon conversion. Series B, C, D Preferred shares are included in the weighted average shares outstanding on a basic and diluted basis for the period commencing with the expiration of the mandatory conversion date and the date that the mandatory conversion was extended, as if the shares had been issued because the Company could not conclude that it had enough authorized and unissued shares to settle these Preferred Series due to the absence of a cap on the number of shares that could be issued upon conversion (and thus the number of shares that could be issued was outside the control of the Company).

The table below illustrates the calculation of the loss per share amounts attributable to continuing and discontinued operations applicable to common shareholders.

	Years ended December 31,
	2002	2003	2004
	restated	restated	restated

Net loss from continuing operations	(306,561)	(607,776)	(2,968,407)
Less: Deemed preferred stock dividend	(1,004,681)	(248,759)	—

Add: Recovery of preferred stock dividend		1,527,171	—

Income (loss) from continuing operations applicable to common shareholders	(1,311,242)	670,636	(2,968,407)

Income (loss) from discontinued operations	118,001	50,978	(30,477)

Net loss applicable to common shareholders	(1,193,241)	721,614	(2,998,429)

Net income(loss) per share - basic and diluted:

Continuing operations	$(0.00)	$0.02	$(0.18)

Discontinued operations	(0.00)	0.00	(0.00)

Net income (loss) per share - basic	$0.00	$0.02	$(0.18)

Weighted average common shares outstanding - basic and diluted	214,687,508	31,820,137	16,790,165

The Company has not declared or paid any dividends to the shareholders of the Preferred Stock. However, the Preferred Stock possesses conversion rights (the “Beneficial Conversion Feature”) that are analogous to dividends. Accordingly, the Beneficial Conversion Feature has been accounted for as a Deemed Preferred Stock Dividend. (See footnotes 7, 8, 9 and 10).

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.” EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2003, the FASB issued Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities.” Implementation of the provisions of FIN 46 is effective for the first reporting period after March 15, 2004. FIN 46 requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or reward associated with VIEs , also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship. The Company has determined that it has not created or entered into any VIEs that would require consolidation. The Company believes the adoption of the provisions of FIN 46 in the first quarter of 2004 will have no impact on its results of operations, cash flows or financial position.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The provisions of this Statement are effective for all derivatives and hedging activity that the Company enters into after June 30, 2003. The adoption of this Statement had no impact on the Company’s results of operations, cash flows or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also requires that the initial measurement of a liability be recorded at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with an early application encouraged. The adoption of this statement had no impact on the Company’s results of operations, cash flows or financial position.

STOCK BASED COMPENSATION

The Company applies the intrinsic value method, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), in accounting for employee stock-based compensation arrangements. The Company has included the pro-forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”. Non-employee stock compensation arrangements are accounted for under FAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services.”

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

The pro forma impact on the Company’s net loss per share had compensation cost for all of the Company’s stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

	FOR THE THREE YEARS
	ENDED DECEMBER 31,

	2002	2003	2004
	RESTATED	RESTATED	RESTATED

Loss applicable to common shareholders:
As reported	$1,193,241	$721,614	$(2,998,429)
Pro forma	$(1,362,950)	$628,473	$(3,013,329)
Basic and diluted income (loss) per share:
As reported	$(0.00)	$0.02	$(0.18)
Pro forma	$(0.00)	$0.02	$(0.18)

OTHER MATTERS

Certain prior year amounts have been reclassified to conform to current year presentation.

2. FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment, net, are comprised of the following as of:

	DECEMBER 31,
	2003	2004

Furniture and fixtures	$7,199	$7,199
Computer equipment	8,548	8,548
Vehicles	32,160	32,160

	47,907	47,907
Less: accumulated depreciation and amortization	11,236	19,477

	36,361	28,430
Fixed assets held for sale (Tulix)	105,624	—

	$142,295	$28,430

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

DECEMBER 31, 2004

Licensed technology rights:
Basis	$986,223
Amortization to date	(312,304)
Subtotal	673,919
True To Form Goodwill:
Basis	1,469,108
Total	$2,143,027

Intangible assets represent the technologies licensed from Eurotech and the Goodwill recognized in the purchase of True To Form, Inc. The licenses were valued at $986,223 and are being amortized on a straight line basis over five years. The current intangible balance for the licenses is $673,919 which represents the original valuation less $312,304 amortized through December 31, 2004. The Goodwill for True To Form was valued at $1,469,108. Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, “Goodwill and Other Intangible Assets,” and accordingly is not amortized but subject to periodic impairment tests.

4. SEGMENT INFORMATION

On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. (“Tulix”), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. With the consummation of this Purchase Agreement the Company has completely exited from all Internet related enterprises. This segment is treated as a discontinued operation in all periods presented.

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

Commencing in July 2003 and ending in July 2004 True to Form contracted for additional warehouse and light manufacturing space located in Sylmar, California under a lease, which provides for, among other things, monthly rental payments of approximately $875. The total lease expense under this arrangement for the year ended December 31, 2003 was $8,450. As of July 16, 2004 the Company had not renewed the lease but was continuing to occupy the space on a month to month basis.

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

Year Ending
December 31,	Amount

2005	$4,884
2006	2,035

$6,919

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

OTHER:

Various legal proceedings may arise in the normal course of business. Additionally, the Company’s software and equipment are vulnerable to computer viruses or similar disruptive problems caused by customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company’s customers. Moreover, customers of the Company could use computer files and information stored on or transmitted to Web server computers maintained by the Company to engage in illegal activities that may be unknown or undetectable by the Company, including fraud and misrepresentation, and unauthorized access to computer systems of others. Furthermore, inappropriate use of the Internet by third parties could also jeopardize the security of customers’ confidential information that is stored in the Company’s computer systems. Any such actions could subject the Company to liability to third parties. The Company does not have errors and omissions, product liability or other insurance to protect against risks caused by computer viruses or other misuse of software or equipment by third parties. Although the Company attempts to limit its liability to customers for these types of risks through contractual provisions, there can be no assurance that these provisions will be enforceable. Management does not believe that there are currently any asserted or unasserted claims that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6. EQUITY AND CONVERTIBLE DEBT TRANSACTIONS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value.

Since the Series B, C, D, E and G Preferred Stock represent financial instruments that embody unconditional obligations that will be settled with a variable number of the Company’s common equity shares, based on a fixed monetary amount that was known at inception, the Company reclassified its Series B, C, D, and E Preferred Stock as a liability and initially reported a loss of $802,730 as a cumulative effect of a change in accounting principle in the 2003 financial statements, beginning with the reporting period July 1, 2003 (the effective date of FAS 150). The restated financial statements reflected the adoption of EITF No. 00-19, effective as of June 30, 2001. With the adoption of EITF No. 00-19, the adoption of FAS 150 did not require a cumulative effect of a change in accounting principle.

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

Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend” of $1,527,171.

The Company had erroneously continued to accrue penalties. For the period March 14, 2003 (and March 13, 2003 for Series B) through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $159,596. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $718,183 of previously reported interest expense.

During 2004, the Company entered into a series of promissory notes, which are convertible into common shares, and have cashless warrants. See Note 13 to the financial statements.

7. ISSUANCE OF SERIES B PREFERRED STOCK

The Company issued Series B Preferred Stock totaling $2,500,000 on March 25, 1999 (the “Issuance Date”). The Series B Preferred Stock investors were issued 125 shares of preferred stock, having a stated value of $20,000 per share, and 225,000 warrants to purchase common stock at $5.70 per share. The Company paid offering costs of $216,250 cash plus 25,000 warrants to purchase common stock at $5.70 per share, resulting in net proceeds to the Company of $2,283,750 for the preferred shares and warrants.

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

In March of 2002, the outstanding shares of our Series B preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series B preferred stock; however, because we did not have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of these shares of Series B preferred stock, no shares of Series B preferred stock were converted. On March 13, 2003, the holders of Series B preferred stock waived all penalties that were accruing as a result of the Company’s inability to convert the shares to common stock in March of 2002. On August 14, 2004, all mandatory conversion rights were terminated.

The restatement of the historical financial statements reflects the adoption of EITF No. 00-19 effective as of June 30, 2001. The adoption of EITF No. 00-19 recorded Series B preferred stock at redemption value. This resulted in an increase to the deemed dividend to Series B preferred stockholders in 2001, 2002 and 2003 of $153,757, 17,810 and $8,910, respectively.

Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend” of $43,720.

The Company had erroneously continued to accrue penalties. For the period March 13, 2003 through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $4,446. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $20,007 of previously reported interest expense.

8. ISSUANCE OF SERIES C PREFERRED STOCK

On July 28, 1999, the Company completed a private placement of $3,500,000 principal amount of the Company’s Series C Convertible Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and warrants to acquire up to 59,574 shares of Common Stock (the “Series C Preferred Warrants”). The Series C Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the “Series C Stated Value”). Each Series C Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series C Stated Value by the lesser of (a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series C Preferred Stock issued and outstanding on July 22, 2002 to automatically be converted into Common Stock at the conversion price then in effect.

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

In July 2002, the outstanding shares of our Series C preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series C preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series C preferred stock, no shares of Series C preferred stock were converted. On March 14, 2003, the holder of Series C preferred stock waived all penalties that were accruing as a result of the Company’s inability to convert the shares to common stock in July of 2002. On August 14, 2004, all mandatory conversion rights were terminated.

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

Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend” of $239,987.

The Company had erroneously continued to accrue penalties. For the period March 14, 2003 through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $27,143. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $122,144 of previously reported interest expense.

9. ISSUANCE OF SERIES D PREFERRED STOCK

On September 28, 1999, the Company completed a private placement of $1,500,000 principal amount of the Company’s Series D Convertible Preferred Stock, par value $.01 per share (the “Series D Preferred Stock”) and warrants to acquire up to 25,000 shares of Common Stock (the “Series D Preferred Warrants”). The Series D Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year (such stated value, as increased from time to time, is referred to as the “Series D Stated Value”). Each Series D Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series D Stated Value by the lesser of (a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series D Preferred Stock issued and outstanding on September 22, 2002 was to automatically be converted into Common Stock at the conversion price then in effect.

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

In September 2002, the outstanding shares of our Series D preferred stock were scheduled to convert automatically into shares of common stock, pursuant to the Certificate of Designations governing our Series D preferred stock; however, because we did not have a sufficient number of authorized shares of common stock available for issuance upon conversion of these shares of Series D preferred stock, no shares of Series D preferred stock were converted. . On March 14, 2003, the holder of Series D preferred stock waived all penalties that were accruing as a result of the Company’s inability to convert the shares to common stock in September of 2002. On August 14, 2004, all mandatory conversion rights were terminated.

The restatement of the historical financial statements reflects the adoption of EITF No. 00-19 effective as of June 30, 2001. The adoption of EITF No. 00-19 recorded Series D preferred stock at redemption value. This resulted in an increase to the deemed dividend to Series C preferred stockholders in 2001, 2002 and 2003 of $87,139, 1,550 and $775, respectively.

Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend” of $4,131.

The Company had erroneously continued to accrue penalties. For the period March 14, 2003 through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $387. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $1,742 of previously reported interest expense.

10. ISSUANCE OF SERIES E PREFERRED STOCK

On April 14, 2000, the Company completed a private placement of $2,127,000 principal amount of the Company’s Series E Convertible Preferred Stock, par value $.01 per share (the “Series E Preferred Stock”) and warrants to acquire 66,667 shares of common stock (the “Series E Preferred Warrants”). The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year. Each Series E Preferred Share is convertible 120 days following the date of issuance, at the option of the holder, into such number of shares of common stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, or (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. Any Series E Preferred Stock issued and outstanding on April 14, 2003 were to automatically be converted into Common Stock at the conversion price then in effect. These provisions have now been waived by the holders of the Series E preferred stock (see note 15).

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

Accordingly, the previously recorded accrued penalties were reversed during the quarter ended March 31, 2003, and recorded in the consolidated statement of operations as a “recovery of deemed preferred stock dividend” of $1,239,333.

The Company had erroneously continued to accrue penalties. For the period March 14, 2003 through June 30, 2003, these penalties were originally reported as a deemed preferred stock dividend of $127,620. The restated financial statements reflect the removal of these deemed preferred stock dividends. When the Company adopted FAS 150, effective July 1, 2003, all penalties were reported as interest expense. The restated financial statements reflect the removal of $574,290 of previously reported interest expense.

11. EUROTECH TRANSACTION AND ISSUANCE OF SERIES F, G AND H PREFERRED STOCK

On May 22, 2003, the Company entered into a License and Exchange Agreement with Eurotech. Under the provisions of that agreement the Company issued two series of preferred stock in consideration for the licensing arrangement.

On May 22, 2003, the Company issued 13,500 shares of the Company’s Series F Convertible Preferred Stock, par value $.01 per share. Each Series F Share was convertible into 10,000 shares of common stock and has a stated value of $1,000 per share. The holders of the outstanding shares of Series F Preferred Stock have cancelled and surrendered their Series F Shares and have been subsequently issued shares of Series H Preferred Stock.

On September 30, 2003, the Company issued 13,500 shares of the Company’s Series H Convertible Preferred Stock, par value $.01 per share. Each Series H Share is convertible into 10,000 shares of common stock and has a stated value of $1,000 per share; provided, however, that no holder of Series H shares may convert Series H shares into shares of common stock if the aggregate shares of common stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of the calculation, the unconverted Series H Shares).

On May 22, 2003, the Company issued 1,069 shares of the Company’s Series G Convertible Preferred Stock, par value $.01 per share. The Series G shares have a stated value of $1,000 per share. Each Series G Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing $1,000 per share by a number equal to 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. No holder of Series G Shares may convert Series G Shares into shares of common stock if the aggregate shares of Common Stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, the unconverted Series G Shares). The Series G Preferred Stock has no mandatory conversion date. In determining the accounting for the beneficial conversion feature, the Company allocated $986,223 to the preferred stock based on its relative fair value at the Issuance Date. The Company then allocated $153,413 of the Series G value to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return beginning on the date when the shares are first convertible. During 2003, the beneficial conversion of $153,413 was amortized.

12. ISSUANCE OF SERIES I PREFERRED STOCK

In June, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company’s common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000 . As of December 31, 2004, the Company had borrowed $75,000. See note 13.

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

The beneficial conversion feature of these notes was valued at $912,500. Since the conversion is at the option of the holder, the value of the beneficial conversion feature was amortized to interest expense in full during 2004.

Each of the convertible notes issued on October 19, 2004, October 22, 2004, November 5, 2004 and December 3, 2004 contains a cashless warrant provision. The warrants expire 5 years from the date of the note. The cashless exercise provides that the holder may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, the Company would receive no proceeds upon such exercise. The convertible notes carried 18,750,000 warrants, and were initially valued at $684,811. As of December 31, 2004, these warrants have been adjusted to their fair value of $742,448. During the year ended December 31, 2004, the fair value of the warrants increased by $57,637. Since the value of the warrants exceeds the proceeds received, the excess of $309,811 has been charged to interest expense during the period.

14. STOCK OPTION PLANS

The Company’s Employee Stock Option Plan (the “Stock Option Plan”) was adopted by the Company’s stockholders in September 1996 and amended in 2005. Shares of common stock may be sold or awarded to officers, key employees and consultants. On March 3, 1999 at a Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Stock Option Plan which increased the number of shares reserved for issuance under the Stock Option Plan to 2,000,000 and in 2005 to 15,000,000 shares. Options granted under the Stock Option Plan may be either (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

The options granted to purchase shares under the Stock Option Plan. The options vest 25% per year and expire ten years after the grant date. The exercise price of the options was at or above the fair market value of the stock on the grant date.

The Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by the Company’s stockholders in September 1996. Shares of common stock may be sold or awarded to directors who are not officers or employees of the Company (“Non-Employee Directors”). The Company has reserved 300,000 shares of common stock for issuance under the Directors’ Plan.

The Directors’ Plan provides for the automatic granting of an option to purchase 10,000 shares of common stock to each Non-Employee Director who is first appointed or elected to the Board of Directors. Also, each Non-Employee Director is automatically granted an option to purchase 5,000 shares of common stock on the date of each annual meeting of the Company’s stockholders. Furthermore, the Directors’ Plan allows the Board of Directors to make extraordinary grants of options to Non-Employee Directors.

Option activity under all of the stock option plans is summarized as follows:

	YEAR ENDED DECEMBER 31,

		2002 WEIGHT-AVERAGED		2003 WEIGHT-AVERAGED		2004 WEIGHT-AVERAGED
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Outstanding at beginning of year	791,644	2.75	389,085	2.31	387,419	2.32

Granted

Exercised

Forfeited	(402,559)	2.87	(1,666)	0.59

Outstanding at end of year	389,085	2.31	387,419	2.32	387,419	2.32

Options exercisable at year end	239,081	3.32	329,419	2.61	387,419

Shares available for future grant	1,610,915		1,612,581		1,612,581

Weighted-average fair value of
options granted during this year at the shares’ fair value	0.00		0.00		0.00

The following table summarizes information about fixed options outstanding at December 31, 2004.

		WEIGHTED AVERAGE REMAINING
EXERCISE PRICE	SHARES	CONTRACTUAL LIFE

$0.59 - 0.75	231,095	5.1
$2.18 - 4.55	95,687	4.3
$6.00 - 6.13	60,637	3.4

	387,419	4.3

15. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

On May 31, 2004, the Company completed the sale of its remaining Internet business to Tulix Systems, Inc. (“Tulix”), a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of the Company, are officers, directors and founding shareholders. The Company recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. With the consummation of this Purchase Agreement Global Matrechs has completely exited from all Internet related enterprises. The Company has removed the results of this discontinued operation from the continuing operations of the Company for all periods presented.

On December 31, 2004 we acquired True To Form, Limited for total consideration of $1.1 million, consisting of $500,000 in notes to be held by True To Form and guaranteed by its assets and 10,000,000 shares of the Company’s common stock. The acquisition has been accounted for as a purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the public announcement of the transaction. The note is due in two payments with $100,000 due in 2005 and $400,000 due in 2010. The note accrues an interest rate of 8% per annum. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of True To Form:

Accounts receivable	$94,551
Inventories	67,906
Property and Equipment	28,430
Other assets	2,575
Goodwill	1,469,108
Current liabilities	(399,959)
Long-term liabilities	(162,611)

$1,100,000

16. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of:

	December 31,
	2002	2003	2004

Temporary differences:
Allowance for uncollectibles	$17,000	$19,000	$—
Capital losses	167,000	167,000	167,000
Accrued legal fees	18,000	19,000	—
Deferred rent expense	83,000	33,000	—
Estimated loss on segment disposal	0	50,000	—
Net operating loss carryforward	7,849,000	8,001,000	8,125,000

Deferred tax asset	8,134,000	8,289,000	8,292,000
Valuation allowance	(8,010,000)	(8,083,000)	(8,292,000)

Net deferred tax asset	124,000	206,000	—
Depreciation	(124,000)	(206,000)	—

Deferred tax liability	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

At December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $21 million which begin to expire in 2011. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions from 1997 through 2004 have resulted in ownership changes as defined in Internal Revenue Code Section 382. As a consequence of these ownership changes, the utilization of the Company’s net operating loss carryforwards is significantly limited. Based on the cumulative losses in recent years and the limitation on the use of the Company’s net operating losses, management believes that a full valuation allowance should be recorded against the deferred tax asset.

The difference between the expected income tax benefit and the actual tax benefit computed by using the Federal statutory rate of 35% is as follows:

	Year ended December 31,
	2003	2004

Expected income tax (benefit) at statutory	$(160,000)	$(921,000)
Federal rate of 35%
State tax (benefit), net of Federal effect	(23,000)	(132,000)
Permanent differences	46,000	844,000
Increase in valuation allowance	137,000	209,000
	$—	$—

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

DECISION TO RESTATE FINANCIALS

On April 15, 2005, the Company’s management, in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, the management has concluded that the Company’s historical financial statements should no longer be relied upon. While the Company does not intend to amend its previously filed annual and quarterly reports covering the periods noted above, the Company has restated historical financial information for the periods required to be presented in this annual report on Form 10-KSB to reflect the correct accounting treatment. The Company has also included in this annual report on Form 10-KSB five years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to its historical financial statements and restated selected quarterly information for 2003 and 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, who is also our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2004 based an evaluation of our disclosure controls and procedures, as further described below:

•
Our historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, management has concluded that our historical financial statements should no longer be relied upon.

•
We have restated historical financial information for the periods required to be presented in this annual report on Form 10-KSB for the year ended December 31, 2004, as amended, to reflect the correct accounting treatment. We have also included in this report four years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to its historical financial statements.

Late Reports

Due to the significant commitment of Company time and resources required in connection with the review of our financial statements and the auditing of our 2004 financial statements, we did not timely file this annual report on Form 10-KSB or our quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

Other Issues

The review also observed other issues that may have contributed to the misstatement. These issues relate to staffing, competence and segregation of duties in our accounting and financial reporting functions and insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. We plan to address these issues by hiring additional personnel promptly after we raise additional financing.

Remedial measures

Management believes that at this time, in light of the recent addition of an outside consultant to assist with some of the highly technical issues relating to its capital structure, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. Management believes that additional progress in strengthening its controls and procedures will continue through the end of fiscal year 2005. Furthermore, management intends to hire an accounting professional to increase the our capabilities related to interpretive research into complex accounting issues promptly after we raise sufficient financing to permit it to do so. Finally, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

Changes in Internal Control over Financial Reporting

As described above, management believes that our recent addition of an outside consultant to assist with some of the highly technical issues relating to our capital structure, we have significantly mitigated the risks associated with a lack of segregation of duties that had existed previously.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The names and ages of the directors and executive officers of the Company as of December 31, 2004 and certain information about them are set forth below.

NAME	AGE	POSITION

Mark J. Allen	42	Director, Executive Vice President
Randolph Graves (1)	64	Director, Vice President
Michael Sheppard	55	Director, President, Chief Executive Officer, Chief Operations Officer and acting Chief Financial Officer

(1) Resigned effective May 16, 2005.

BACKGROUND OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Randolph A. Graves, Jr., DSc. has been a member of our Board of Directors and served as Vice President of or Licensed Technology Division since May 2003. In addition, Dr. Graves is the Chief Financial Officer of Eurotech, Ltd., a position that he has held since November 2002. Prior to this Dr. Graveswas the Vice President for Technology, focusing on technology evaluation, acquisition strategy, and analysis of commercial competitiveness. Dr. Graves served as the Chairman and CEO of Eurotech from May 1995 until January 1998 and was a member of the Board of Directors from the date of Eurotech’s incorporation until January 1998, from February 1999 to July 2001, and has again served as a director since August 2001 to the present. He has also served in several other capacities for Eurotech over the past three years. Dr. Graves also serves as a director of DayStar Technologies, Inc. Dr. Graves has over thirty-five years experience with technology development, management and application. He served twenty-six years with NASA, finishing his career as a Senior Executive at NASA Headquarters. He has served on numerous managerial and technical panels and committees including a member of the White House’s Federal Coordinating Council on Science Engineering and Technology Subcommittee on High Performance Computing and as NASA’s member of NATO’s Advisory Group on Aerospace Research and Development Fluid Dynamics Panel. He is currently a member of George Washington University’s National Advisory Council for the School of Engineering Applied Science. Dr. Graves was awarded a Sloan Fellowship at Stanford University’s Graduate School of Business in 1982. He also received NASA’s Exceptional Performance Award for his managerial activities at NASA Headquarters. Dr. Graves has been a member of the Board since March 2003.

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

Mark J. Allen has been a member of our Board of Directors since 2004 and has served as Executive Vice President since December 31, 2004. Mr. Allen is the Founder and President, True To Form Limited, now a wholly owned subsidiary of Global Matrechs. He conceived of True To Form, created its strategic plan, staffed organization and established its infrastructure. He developed a national customer base including such accounts as Dunkin Donuts, TOGO’s Sandwich Shops,Papa Gino’s, Chick-Fil-A, Deangelos, Baskin Robbins, Swarovski Crystal Stores, Aramark, Steve Wynn Designs, Hard Rock Hotels, Kentucky Fried Chicken, and O’Charlies.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors and persons who own more than ten percent of the Company’s stock, to file reports of ownership and changes of ownership with the Securities Exchange Commission (SEC). Officers, directors and greater than ten percent owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are eligible to receive $1,000 per Board meeting attended, although we have never made any payments to our directors for attending meetings, are eligible to receive automatic grants of stock options under the Company’s Non-Employee Directors Stock Option Plan and may receive additional grants of options under such plan at the discretion of the Compensation Committee of the Board of Directors.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company in 2004 to its Chief Executive Officer and each executive officer of the Company whose total annual salary and bonus exceeded $100,000 (each, a “Named Executive Officer”):

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION

					NUMBER OF
					SECURITIES
POSITION	YEAR	SALARY	BONUS(1)	OTHER ANNUAL COMPENSATION	UNDERLYING OPTION	ALL OTHER COMPENSATION

Michael Sheppard	2004	158,000
President, Chief Executive	2003	119,000
Officer, Chief Operations	2002	0
Officer and action Chief
Financial Officer

Randolph Graves, Vice	2004	0
President	2003	0
	2002	0

Mark J. Allen,	2004	0
Executive Vice	2003	0
President (2)	2002	0

Gia Bokuchava (3)	2004	56,250
Chief Technical Officer	2003	111,250
	2002	105,000

Timothy R. Robinson (3)	2004	56,250	40,000
	2003	135,000
	2002	135,000

(1) Each of the Company’s executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

(2) Resigned effective May 16, 2005.

(3) Resigned effective May 31, 2004

No options were granted to or exercised by named executive officers in 2004. No executive officers held any options at December 31, 2004.

EMPLOYMENT CONTRACTS AND COMPENSATION POLICY

Pursuant to the Tulix Agreement, Mr. Robinson, Mr. Bokuchava, and Ms. Doijashvili, on the one hand, and Global Matrechs, on the other hand, have agreed to release one another from all claims arising out of the three executives’ respective employment with or separation from Global Matrechs, other than Global Matrechs claims arising out of the Tulix Agreement or arising out of any fraud, willful misconduct or criminal act. As such, the Company does not intend to pursue any claims against Mr. Robinson, Mr. Bokuchava or Ms. Doijashvili relating to the non-solicitation or non-competition provisions of their employment agreements. In addition, the Company does not believe that these individuals will be in competition with the Company, given that Tulix and the Company will operate in different industries.

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

There were no changes to the Company’s executive compensation policies in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

NUMBER OF SECURITIES
REMAINING AVAILABLE FOR
FUTURE ISSUANCE
	NUMBER OF SECURITIES	WEIGHTED-AVERAGE	UNDER EQUITY COMPENSATION
	TO BE ISSUED UPON	EXERCISE PRICE OF	PLANS (EXCLUDING
	EXERCISE OF	OUTSTANDING	SECURITIES
	OUTSTANDING OPTIONS,	OPTIONS, WARRANTS	REFLECTED IN
PLAN CATEGORY	WARRANTS AND RIGHTS	AND RIGHTS	COLUMN (A))
	(a)	(b)	(c)
Equity Compensation Plans
approved by security
holders	329,419	$2.61	1,612,581

Equity Compensation Plans
not approved by
security holders	N/A	N/A	N/A

Total	329,419	$2.61	1,612,581

BENEFICIAL OWNERSHIP OF COMMON STOCK

At the close of business on May 6, 2005, there were issued and outstanding 75,297,187 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of May 6, 2005 by:

•	Each person known by us to be the beneficial owner of more than five percent of our common stock;

•	Each of our directors;

•	Each executive officer named in the summary compensation table (including one former executive officer); and

•	All of our current directors and executive officers as a group.

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
B’nai Brith 16
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

We entered into a Private Equity Credit Agreement with Brittany Capital Management LLC which, at the time, beneficially owned 5,640,000 shares of our common stock, representing approximately 37.6% of the outstanding shares of our common stock. The Private Equity Credit Agreement has since terminated in accordance with its terms. In June 2004, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company’s common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000. As of December 31, 2004, the Company had borrowed $75,000.

We have issued a Secured Promissory Note to McNab LLC, which owns the outstanding shares of our Series C, Series D, and Series E preferred stock. See “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” for a summary of our arrangement with McNab LLC.

On December 31, 2004, we entered into an Agreement and Plan of Merger with True To Form, and Mark J. Allen, the sole stockholder of True To Form. Whereby we acquired True To Form. Mr. Allen was at the time, and remains, a member of our board of directors. The consideration paid to Mr. Allen in the transaction consisted of:

•	the issuance by True To Form of a secured note in the initial principal amount of $500,000; and

•	the issuance to Mr. Allen by Global Matrechs of 10,000,000 shares of our common stock.

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

In June 2004, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company’s common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000 . As of December 31, 2004, the Company had borrowed $75,000.

ITEM 13. EXHIBITS.

Exhibit      Description

2.1
Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc. (Incorporated byreference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.2
Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Incorporated by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.3
Asset Purchase Agreement by and between HomeCom Communications, Inc. and Tulix Systems, Inc., dated March 24, 2003. (Incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.4
License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC. (Incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

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

3.8
Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.9
Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

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

10.42
License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.43
Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.44
Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

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

10.53
Shareholders’ Agreement, dated May 31, 2004, by and among HomeCom Communications, Inc., Tulix Systems, Inc., Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

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

10.67	Exchange Agreement with Woodward LLC (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.68	Second Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

21.1	List of Subsidiaries. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

31.1	Certification by CEO and CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

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

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Homecom Communications, Inc.’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Sherb & Company, LLC in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Homecom Communications, Inc.’s financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

PRE-APPROVAL POLICIES AND PROCEDURES. The Company does not have an audit committee. The Board of Directors has approved Sherb & Company, LLC to serve as the Company’s outside accounting firm. It is the policy of the Company that all services provided by Sherb & Company, LLC shall be pre-approved by the Board of Directors. Sherb & Company, LLC will provide the Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Board of Directors at any time up to one year before the commencement of such services by Sherb & Company, LLC. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by Sherb & Company, LLC fits within such pre-approved category of services and (ii) the Board of Directors also establishes a limit on the fees for such pre-approved category of services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: October 7, 2005	By:	/s/ Michael Sheppard
Michael Sheppard
Title: President, Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 7, 2005	By:	/s/ Michael Sheppard
Michael Sheppard
Title: President, Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer (principal executive officer and principal accounting officer)

Date: October 7, 2005	By:	/s/ Mark Allen
Mark Allen
Title: Director

EXHIBIT INDEX

Exhibit	Description

2.1
Asset Purchase Agreement, dated January 31,2001, for the Acquisition of Certain Assets of HomeCom Communications, Inc., InsureRate, Inc. and FIMI Securities, Inc. by Digital Insurance, Inc. (Incorporated byreference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.2
Asset Purchase Agreement by and between Netzee, Inc. and HomeCom Communications, Inc. dated as of March 15, 2001. (Incorporated by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 12, 2001.)

2.3
Asset Purchase Agreement by and between HomeCom Communications, Inc. and Tulix Systems, Inc., dated March 24, 2003. (Incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

2.4
License and Exchange Agreement, dated March 27, 2003, by and among HomeCom Communications, Inc., Eurotech, Ltd. and, with respect to Articles V and VI thereof, Polymate, Ltd. and Greenfield Capital Partners LLC. (Incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

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

3.8
Certificate of Designation of Series F Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

3.9
Certificate of Designation of Series G Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2003.)

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

10.42
License Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and Eurotech, Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.43
Secured Promissory Note, dated May 22 2003, by HomeCom Communications, Inc. in favor of MacNab LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

10.44
Security Agreement, dated May 22, 2003, by and between HomeCom Communications, Inc. and MacNab LLC. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 6, 2003.)

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

10.53
Shareholders’ Agreement, dated May 31, 2004, by and among HomeCom Communications, Inc., Tulix Systems, Inc., Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission June 15, 2004.)

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

10.67	Exchange Agreement with Woodward LLC (Incorporated herein by reference to Exhibit 10.3 of Form 8-K of the Registrant as filed with the Commission on February 4, 2005.)

10.68	Second Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of Form 8-K of the Registrant as filed with the Commission on April 15, 2005.)

21.1	List of Subsidiaries. (Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-42599).)

31.1	Certification by CEO and CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.