Form 10QSB/A
period 2005-03-31
GLOBAL MATRECHS, INC.
filed 2005-10-07
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-QSB/A
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

Global Matrechs, Inc.

Form 10-QSB/A

Quarterly Report

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MATRECHS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005 restated (unaudited)	December 31, 2004 (restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,905	$131,470
Accounts receivable, net	144,128	94,551
Inventory	142,238	67,906
Prepaid expenses	6,750	242,110
Loan to Tulix	74,083	72,858
Other current assets	5,000	—
Total current assets	415,104	608,895
Fixed Assets	5,568	28,430
Deposits	2,575	2,575
Note receivable	250,000	—
Investment in Tulix	51,949	51,949
Intangible assets	986,223	986,223
Less: Accumulated amortization	(361,615)	(312,304)
Goodwill	1,469,108	1,469,108
Intangibles, net	2,093,716	2,143,027
Total assets	$2,818,912	$2,834,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$601,822	$574,236
Loans payable	124,631	182,784
Due to officer	89,650	147,309
Current maturities of long term debt	120,684	106,860
Convertible loans payable - net of discount	2,427,261	1,327,245
Derivative conversion feature - convertible preferred stock	842,992	1,050,863
Total current liabilities	4,207,040	3,389,297
Warrant liability	1,928,159	742,448
Note payable	250,000	—
Long term debt	400,000	415,302
Total liabilities	6,785,199	4,547,047
Convertible preferred stock	5,392,783	6,128,223

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 300,000,000 shares authorized,
66,897,187 shares issued and outstanding at March 31, 2005 and
45,895,431 shares issued and outstanding at December 31, 2004	6,609	4,590
Preferred stock, Series H, $.01 par value,
13,500 shares authorized, 12,000 shares
issued and outstanding at March 31, 2005
and December 31, 2004, convertible,
participating, $12,000,000 liquidation
value at March 31, 2005 and December
31, 2004	108	133
Preferred stock, Series I, $.01 par value,
490.5 shares authorized, 490.5 shares
issued and outstanding at March 31, 2005
and December 31, 2004, convertible,
participating, $49,050 liquidation value at
March 31, 2005	5	5
Treasury stock, 5,028,695 shares at March
31, 2005 and December 31, 2004	(327,484)	(327,484)
Additional paid-in capital	23,640,094	22,844,110
Accumulated deficit	(32,678,402)	(30,361,748)
Total stockholder deficit	(9,359,070)	(7,840,394)
Total liabilities and stockholder deficit	$2,818,912	$2,834,876

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,
	2005 restated (unaudited)	2004 restated (unaudited)

Revenues	$369,681	$620
Cost of revenues	148,203	558

Gross profit	221,478	62

Operating expenses:
Selling, general and administrative	612,611	262,566
Depreciation and amortization	51,268	49,311

Total operating expenses	663,879	311,877

Operating loss	(442,401)	(311,815)
Other expenses (income)
Interest expense	1,810,560	82,212
Change in fair value of warrants	64,918	—
Change in fair value of derivative conversion feature	—	13,460
Interest income	(1,225)	—

Loss from continuing operations before income
taxes	(2,316,654)	(407,487)
Income tax provision (benefit)	—	—

Loss from continuing operations	(2,316,654)	(407,487)
Income from discontinued operations	—	43,189

Net loss	$(2,316,654)	$(364,298)

Income (loss) per share - basic and diluted:
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	—	—

	$(0.04)	$(0.02)

Weighted number of shares outstanding - basic
and diluted	57,918,004	14,999,157

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,
	2005 restated	2004 restated
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(2,316,654)	$(364,298)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation	1,957
Barter transaction	20,904
Provision for bad debts	—	22,537
Amortization	49,311	—
Change in fair value of warrants	64,918
Amortization of beneficial conversion feature
of convertible loans	1,786,325	—
Change in fair value of derivative conversion feature	—	13,460
Common stock issued in exchange for services
performed	82,261	—
Loan to Tulix	(1,225)
Change in operating assets and liabilities:
Accounts receivable	(49,577)	113,245
Inventory	(74,332)	—
Prepaid expenses	17,250	15,419
Other assets	(5,000)	—
Accounts payable and accrued expenses	20,725	161,086

Net cash used in operating activities	(403,137)	(38,551)

Cash flow from financing activities:
Net repayments to officer	(57,659)	—
Borrowings of loans payable	5,382
Repayments of loans payable	(58,152)	—
Proceeds from issuance of convertible loans	425,000	109,000

Net cash provided by financing activities	314,571	109,000

Net increase (decrease) in cash and cash equivalents	(88,566)	70,449
Cash and cash equivalents at beginning of period	131,471	71,818

Cash and cash equivalents at end of period	$42,905	$142,267

Non-cash investing and financing activities:

Conversion of preferred shares
into 19,826,606 shares of common stock		$735,440
Issuance of 1,175,150 shares of common
stock for services rendered		$82,261
Service vehicle distributed for
services performed		$20,904
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

2. GOING CONCERN MATTERS AND RECENT EVENTS

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2005 of approximately $32.7 million. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern.

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

RESTATED FINANCIAL STATEMENTS

On October 7, 2005, the Company amended its Annual Report on Form 10-KSB/A for the year ending December 31, 2004. For a full discussion on the nature of the restatements, these financial statements should be read in conjunction with the financial statements and notes thereto included in the amended filing. The Company has amended this Quarterly Report on Form 10-QSB for the quarter ending March 31, 2005 to reflect the impact of these changes.

Warrants

The fair values of the warrants issued in connection with the convertible promissory notes (described in Note 2) were originally recorded as credits to additional paid-in capital and debits to unamortized note discount (up to the amount of the proceeds received), and prepaid expense (representing the value of the warrants in excess of the proceeds received). Both the prepaid expense and unamortized discount were amortized to interest expense over the lives of the notes. In this amended filing, the accounting for the warrants has been restated to (a) expense the value of the warrants in excess of the proceeds received (i.e., write-off the prepaid expense), (b) reduce interest expense for the reversal of the amortization of the prepaid expense, (c) record the fair values of the warrants as a long-term liability, and (d) record the changes in the fair values of the warrants from their issue dates to the balance sheet date in current income under the caption “change in fair value of warrants.”

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

The beneficial conversion feature was valued at $690,000. Since the conversion is at the option of the holder, the value of the beneficial conversion feature was amortized to interest expense in full during the quarter ending March 31, 2005.
As of March 31, 2005, these warrants have been adjusted to their fair value of $541,728. During the quarter ended March 31, 2005, the fair value of the warrants decreased by $100,314. Since the value of the warrants exceeds the proceeds received, the excess of $392,042 has been charged to interest expense during the period.

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

The beneficial conversion feature was valued at $350,000. Since the conversion is at the option of the holder, the value of the beneficial conversion feature was amortized to interest expense in full during the quarter ending March 31, 2005.
As of March 31, 2005, these warrants have been adjusted to their fair value of $380,970. During the quarter ended March 31, 2005, the fair value of the warrants decreased by $97,781. Since the value of the warrants exceeds the proceeds received, the excess of $303,751 has been charged to interest expense during the period.

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

The beneficial conversion feature was valued at $325,000. Since the conversion is at the option of the holder, the value of the beneficial conversion feature will be amortized to interest expense in full during the quarter ending June 30, 2005.
Since the value of the warrants exceeds the proceeds received, the excess of $130,957 has been charged to interest expense during the period.

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

	For The Three Months Ended March 31, 2005

	Licensed	Specialty
	Technologies	Lighting
	Division	Division	Eliminations	Total

Total Assets	$2,739,251	$323,209	$(243,548)	$2,818,912
Total Revenue	—	$369,681	—	$369,681
Net Income (Loss)	$(2,366,639)	$49,985	—	$(2,316,654)

Proforma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of True to Form had occurred as of the beginning of the following period:

Quarter Ended
March 31, 2004

Net revenues	$203,369
Net loss from continuing operations	$(404,529)
Net loss	$(367,143)
Net loss per share	$(0.025)

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

	For The Three Months
	Ended March 31,
	2005	2004

Loss applicable to common shareholders:
As reported	$(2,316,654)	$(364,298)
Pro forma	$(2,320,379)	$(369,023)
Basic and diluted loss per share:
As reported	$(0.04)	$(0.02)
Pro forma	$(0.04)	$(0.02)

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

Interest Expense. Interest expense for the quarter ended March 31, 2005 was $1,810,560. It consisted of $1,795,989 of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $14,571 in accrued interest expense on other borrowings.

Interest expense for the quarter ended March 31, 2004 consisted of $74,412 in interest charges on the Series B, C, D and E preferred stock and $7,800 in interest expense on the notes related to the Licensed Technologies Division.

Other Expenses. Other expenses for the quarter ending March 31, 2005 consisted of $64,918 due to the change in fair value of our warrants. Other expenses for the year ending March 31, 2004 consisted of $13,460 due to the change in fair value of the derivative conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2005, we had an accumulated deficit of $32,678,402 and a working capital deficit of $3,791,936.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, who is also our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of March 31, 2005 based an evaluation of our disclosure controls and procedures, as further described below:

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

•	Finally, we have restated certain financial information contained in this quarterly report on Form 10-QSB.

Late Reports

Due to the significant commitment of Company time and resources required in connection with the review of our financial statements and the auditing of our 2004 financial statements, we did not timely file our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 or this quarterly report on Form 10-QSB.

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