Form 10QSB
period 2005-09-30
GLOBAL MATRECHS, INC.
filed 2005-11-17
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

(203) 431-6665
(Issuer’s telephone number)
__________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 8, 2005, there were 112,891,276 shares of our common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GLOBAL MATRECHS, INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL MATRECHS, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2005	December 31, 2004
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,774	$131,470
Accounts receivable, net	46,082	94,551
Inventory	185,756	67,906
Prepaid expenses	65,082	242,110
Loan to Tulix	—	72,858
TOTAL CURRENT ASSETS	334,694	608,895

Fixed assets, at cost (net)	4,371	28,430
Deposits	2,108	2,575
Note receivable	250,000
Investment in Tulix	51,949	51,949
Intangible assets	986,223	986,223
Less: Accumulated amortization	(460,237)	(312,304)
Goodwill	1,469,108	1,469,108
Intangibles, net	1,995,094	2,143,027
TOTAL ASSETS	$2,638,216	$2,834,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$704,861	$574,236
Loans payable	184,631	182,784
Due to officer	73,848	147,309
Current maturities of long-term debt	100,000	106,860
Convertible loans payable, net of discount	4,060,195	1,327,245
Derivative conversion feature - convertible preferred stock	680,374	1,050,863
TOTAL CURRENT LIABILITIES	5,803,909	3,389,297

Note payable	250,000
Warrant liability	1,502,117	742,448
Long term debt - net of current maturities	400,000	415,302

TOTAL LIABILITIES	7,956,026	4,547,047
Convertible preferred stock	4,628,211	6,128,223

STOCKHOLDERS’ DEFICIT:

Common Stock, $.0001 par value, 300,000,000 shares authorized 100,049,512 shares issued and outstanding at September 30, 2005, 45,895,431 shares issued and outstanding at December 31, 2004	10,005	4,590

Preferred stock, Series H, $.01 par value, 13,500 shares authorized, 12,442 shares issued and outstanding at September 30, 2005, convertible, participating, $12,442,000 liquidation value at September 30, 2005, 13,350 shares issued and outstanding at December 31, 2004	124	133

Preferred stock, Series I, $.01 par value, 490.5 shares authorized, 490.5 shares issued and outstanding at September 30, 2005 and December 31, 2004, convertible participating, $49,050 liquidation value at September 30, 2005	5	5
Treasury stock, at cost, 5,028,695 shares at September 30, 2005 and December 31, 2004	(327,484)	(327,484)
Additional paid-in capital	24,609,582	22,844,110
Accumulated deficit	(34,238,253)	(30,361,748)
TOTAL STOCKHOLDERS’ DEFICIT	(9,946,021)	(7,840,394)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,638,216	$2,834,876

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2005	2004 (restated)	2005	2004 (restated)

REVENUES	$229,647	$—	$867,161	$620
Cost of Revenues	174,128	—	523,991	558
GROSS PROFIT	55,519	—	343,170	62
OPERATING EXPENSES:
Sales and marketing	17,541	—	96,454	—
General and administrative	686,297	153,865	1,776,539	599,116
Depreciation and amortization	51,616	49,311	152,543	147,933
Total operating expenses	755,454	203,176	2,025,536	747,049
OPERATING LOSS	(699,935)	(203,176)	(1,682,366)	(746,987)
OTHER (EXPENSES) INCOME
Interest expense	(938,838)	(119,790)	(4,023,692)	(290,221)
Change in fair value of warrants	1,125,614	—	1,825,033	—
Change in fair value of derivative conversion feature	—	(54,847)	—	(123,795)
Interest income	70	—	4,520	—
Other income, net	—	2,170	—	5,298
TOTAL OTHER INCOME (EXPENSES)	186,846	(172,467)	(2,194,139)	(408,718)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(513,089)	(375,643)	(3,876,505)	(1,155,705)
INCOME TAX PROVISION	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(513,089)	(375,643)	(3,876,505)	(1,155,705)
INCOME FROM DISCONTINUED OPERATIONS	—	—	—	94,363
LOSS ON DISPOSAL OF BUSINESS SEGMENT	—	—	—	(124,385)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(513,089)	$(375,643)	(3,876,505)	$(1,185,727)

LOSS PER SHARE - BASIC AND DILUTED:
CONTINUING OPERATIONS	$(.01)	$(.03)	$(.05)	$(.08)
DISCONTINUED OPERATIONS
NET LOSS PER SHARE	$(.01)	$(.03)	$(.05)	$(.08)

WEIGHTED NUMBER OF SHARES OUTSTANDING	91,934,343	14,999,157	75,024,726	14,999,157

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended
	September 30,
	(unaudited)
	2005	2004 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,876,505)	$(1,185,727)
		1111
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	4,610	—
Amortization of intangibles	147,933	198,655
Provision for bad debts	—	42,454
Barter transaction	14,449	—
Stock, options and warrants issued in exchange for services performed	47,052	—
Loss on sale of division	—	124,385
Change in fair value of warrants	(1,825,033)	—
Excess warrant value on convertible loans	3,950,976	—
Change in operating assets and liabilities	—
Accounts receivable	48,469	(27,669)
Inventory	(117,850)	—
Prepaid expenses	177,028	(13,993)
Deposits	467	—
Convertible preferred stock		(8,800)
Accounts payable and accrued expenses	130,626	459,973
Net cash used in operating activities	(1,297,778)	(410,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Tulix	—	(51,949)
Repayment of (advance to) Tulix	72,858	(70,000)
Proceeds from sale of property and equipment	5,000	—
Net cash provided by (used in) investing activities	77,858	(121,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	—	460,900
Repayments to officer	(73,461)	—
Net bank borrowings	1,847	—
Principal payments on long-term debt	(22,162)	—
Issuance of common shares	—	27
Proceeds from issuance of convertible loans	1,220,000	—
Net cash provided by financing activities	1,126,224	460,927

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(93,696)	$(71,744)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$131,470	$71,818
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,774	$74
Supplemental disclosure of non - cash investing and financing activities:
Conversion of preferred shares into 51,871,120 shares of common stock	$1,870,510	—
Service vehicle distributed for services performed	$14,449	—

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Matrechs, Inc. (the “Company”, “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005.

The Company’s consolidated balance sheets for the years ended December 31, 2004 and 2003 and statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated. On October 7, 2005, the Company amended its annual report on Form 10-KSB/A to reflect these restatements.

2.	GOING CONCERN MATTERS, DESCRIPTION OF THE BUSINESS, AND RECENT EVENTS

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $3,876,505 and net cash used in operations of $1,297,778 for the nine months ended September 30, 2005 and a working capital deficiency of $5,469,215, accumulated deficit of $34,238,253 and a stockholders’ deficiency of $9,946,021 at September 30, 2005.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidations of liabilities in the normal course of business. The Company continues to experience negative cash flows from operations. These factors raise doubt about the Company’s ability to continue as a going concern. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We now operate in two distinct markets, the specialty lighting group and the licensed technology group. The specialty lighting group manufactures and markets a ‘high-end’ line of lighting and architectural products for both commercial and residential applications.

The licensed technologies group markets and sells to manufacturers technologies we license from Eurotech, Ltd. These technologies relate to hazardous materials handling, electromagnetic radiography, and chemical processing.

The Company has experienced the following significant changes during 2005:

For the period January 1, 2005 through September 30, 2005, 12.4525 shares of Series B preferred stock, and 56.63 shares of Series C preferred stock, and 908 shares of Series H preferred stock were converted into 51,871,120 shares of common stock of the Company.

Since January 1, 2005 we have issued options to purchase 1,800,000 shares of common stock to Mark Allen under the terms of his employment agreement and our equity compensation plan for directors and to Michael Sheppard in accordance with the terms of our option plan for directors.

In addition, we have issued options to purchase 5,874,775 shares of common stock in exchange for services rendered. Using the Black-Scholes option pricing model, the fair value of these options have been computed at $15,799.

On September 26, 2005, we approved the issuance of 1,107,811 shares of common stock, valued at $29,911, in exchange for services rendered. The fair value of these shares was based on the quoted closing trading price on the date of grant. As of November 16, 2005, these shares have not been physically issued, but have been included as outstanding at September 30, 2005, for purposes of computing loss per share.

Private Placements with Southridge Partners LP

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

Under the terms of the purchase agreement, Southridge had the option, and at any time prior to July 1, 2005, purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005. During the nine months ended September 30, 2005, Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of 425,000 and warrants to purchase up to 17,000,000 shares of our common stock. Each of these transactions was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended. On July 8, 2005, we and Southridge Partners LP terminated its option to purchase additional notes.

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

Private Placements with McNab LLC

On June 14, July 13, August 1, and September 14, 2005, we entered into Securities Purchase Agreements with McNab LLC, each in substantially the same form, pursuant to which we sold nonnegotiable 2% secured convertible promissory notes in the aggregate principal amount of $545,000, and common stock purchase warrants to purchase up to 21,800,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $445,000. The notes and warrants are on substantially the same terms as the notes and warrants issued to Southridge, as described above. Each of these transactions was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended.

3.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of finished goods. During the nine months ended September 30, 2005, the Company charged $45,000 of inventory writedowns to cost of good sold. During the three months ended September 30, 2005, the Company did not have any inventory writedowns.

4.	SEGMENT INFORMATION

The Company is currently operating in two major segments. These segments are defined as the Licensed Technologies Division which consists of the marketing of the technologies licensed from and the Specialty Lighting Division which consists of the design, development, manufacture and sales of specialty lighting and architectural products acquired in the merger with True To Form, Limited.

For The Three Months Ended September 30, 2005 (unaudited)

	LICENSED	SPECIALTY
	TECHNOLOGIES	LIGHTING
	DIVISION	DIVISION	ELIMINATIONS	TOTAL

Total Assets	$2,927,489	$211,148	$(500,421)	$2,638,216
Total Revenue	$125	$229,522	$—	$229,647
Net Loss	$(377,633)	$(135,456)	$—	$(513,089)

For The Nine Months Ended September 30, 2005 (unaudited)

	LICENSED	SPECIALTY
	TECHNOLOGIES	LIGHTING
	DIVISION	DIVISION	ELIMINATIONS	TOTAL

Total Assets	$2,927,489	$211,148	$(500,421)	$2,638,216
Total Revenue	$125	$867,036	$—	$867,161
Net Loss	$(3,543,774)	$(332,731)	$—	$(3,876,505)

Proforma Financial Information For The Three Months Ended September 30, 2004 (unaudited)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of True to Form had occurred as of the beginning of the following period:

Three Months
Ended
September 30, 2004

Net revenues	$282,516
Net loss from continuing operations	$(459,263)
Net loss	$(459,263)
Net loss per share	$(.03)

Proforma Financial Information For The Nine Months Ended September 30, 2004 (unaudited)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of True to Form had occurred as of the beginning of the following period:

Nine Months Ended
September 30, 2004

Net revenues	$688,634
Net loss from continuing operations	$(1,308,098)
Net loss	$(1,338,120)
Net loss per share	$(.09)

5.	BASIC AND DILUTED LOSS PER SHARE

Loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period of time then ended. Potential common shares of approximately 483 million and 338 million as of September 30, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods. These potential common shares are related to outstanding warrants, options and convertible preferred stock.

6.	STOCK OPTIONS

The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123  (SFAS 123), “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s Stock Option Plans. No compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The pro-forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option pricing model, is shown below.

Since January 1, 2005 we have issued options to purchase 1,800,000 shares of common stock to Mark Allen under the terms of his employment agreement and our equity compensation plan for directors and to Michael Sheppard in accordance with the terms of our option plan for directors. Using the Black-Scholes option pricing model, the fair value of these options has been computed at $91,845. The fair value of these options is reflected in the following pro forma table.

	For the Nine Months Ended September 30,
	2005 (unaudited)	2004 (unaudited)

Loss applicable to common shareholders:
As reported	$(3,876,505)	$(1,185,727)
Pro forma	$(3,968,350)	$(1,199,194)
Basic and diluted loss per share:
As reported	$(.05)	$(.08)
Pro forma	$(.05)	$(.08)

7.	TAXES

There was no provision for cash payment of income taxes for the nine months ended September 30, 2005, as the Company anticipates a net taxable loss for the year ended December 31, 2005.

8.	CONVERTIBLE PREFERRED STOCK

As a requirement of the private placements of the Company’s Series B, C, D and E Convertible Preferred Stock, originally, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of September 30, 2005, no such registration statement had not been declared effective. As of March 14, 2003, the holders of these series waived all penalties related to the registration, along with mandatory conversion dates.

Through August 14, 2004, the terms of the Company’s Series B, C, D, and E Convertible Preferred Stock provided for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E.

For the period January 1, 2005 through September 30, 2005, the Company converted 12.4525 share of Series B preferred stock, 56.63 shares of Series C preferred stock, and 908 shares of Series H preferred stock into 51,871,120 shares of common stock.

9.	SUBSEQUENT EVENTS

For the period October 1, 2005 through November 10, 2005, the Company converted 2.5 shares of Series C preferred stock into 3,338,110 shares of common stock, converted $123,028 of promissory notes into 5,927,854 shares of common stock and issued 3,575,800 shares to Brittany under the terms of the July 14, 2005 Private Equity Credit Agreement.

  A registration statement first filed with the SEC on July 12, 2005 (SEC File # 333-126526) covering 53,000,000 shares of common stock issuable pursuant to the Private Equity Credit Agreement was declared effective on Tuesday, October 25, 2005. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Private Equity Credit Agreement. To date, we have issued an aggregate 4,784,688 shares of common stock in consideration for a draw down of $100,000. The issuances of common stock under the equity line was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended.

On October 3, 2005, we entered into a Securities Purchase Agreement with McNab LLC pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $50,000, and a common stock purchase warrant to purchase up to 2,000,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $50,000. This transaction was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended.

Cautionary Statements

The statements included in this quarterly report on Form 10-QSB made by our management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,”  “would,” “expects,” “plans,”  “anticipates,” “believes,”  “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in our annual report on Form 10-KSB for the year ended December 31, 2004 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Factors Affecting Future Performance,” below under the heading “Factors Affecting Future Performance,” and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”).”  These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

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

•
Results of Operations. This section provides an analysis of our results of operations for the three- and nine-month periods ended September 30, 2005. This analysis is presented on a consolidated basis.

•	Financial Condition and Liquidity. This section provides an analysis of our cash flows for nine-month period ended September 30, 2005.

•	Factors Affecting Future Performance. This section discusses risks and uncertainties and other important factors facing our business and its prospects.

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

We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the nine-month period ended September 30, 2005. We did not make any changes to this policy during this period.

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

Recent Significant Transactions and Other Events

October 3, 2005 Private Placement

On October 3, 2005, we entered into a Securities Purchase Agreement with McNab LLC pursuant to which we sold a nonnegotiable 2% secured convertible promissory note with an aggregate principal amount of $50,000, and a common stock purchase warrant to purchase up to 2,000,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $50,000.

Private Equity Credit Agreement with Brittany Capital Management LLC

On July 5, 2005 we entered into a Private Equity Credit Agreement with Brittany Capital Management LLC (“Brittany”). Under the Private Equity Credit Agreement, we may draw up to $15 million in exchange for shares of our common stock, subject to conditions outside of the control of Brittany. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. Specifically, each share is sold at a price equal to 92% of the average of the three lowest of the bid prices for the ten (10) trading days immediately following the put date. Under the terms of the Private Equity Credit Agreement, we are required to draw down a minimum of one (1) million dollars and a maximum of fifteen (15) million dollars. If we draw less than one (1) million dollars, we must pay Brittany an amount equal to 9% of the difference between that amount and the minimum.

Our ability to place put options is contingent upon there being, at the time of the applicable put, an effective registration statement on file with the SEC covering the shares subject to the put. We filed a registration statement with the SEC on July 12, 2005 (SEC File # 333-126526) covering 53,000,000 shares of our common stock, which registration statement was declared effective by the SEC on October 25, 2005. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Private Equity Credit Agreement. In addition, because the number of shares we must issue for a given draw will fluctuate depending on the market price of our common stock, we cannot anticipate the amount of funding we will be able to obtain from our puts from time to time of all or a portion of the 53,000,000 shares covered by the registration statement.

Results of Operations

The results for the nine-month period ended September 30, 2005 (which reflects sales by the lighting division) are not directly comparable to the results for the same period for the previous year because we acquired our lighting division on December 31, 2004.

Three months ended September 30, 2005 and 2004

Net Sales. Net sales increased from $0 in the quarter ended September 30, 2004 to $229,647 in the quarter ended September 30, 2005. Revenues in the quarter ended September 30, 2005 consisted of $229,522 in sales from our True To Form Ltd. Division and $125 in sales from our licensed technologies division.

Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales increased from $0, in the quarter ended September 30, 2004 to $174,128 in the quarter ended September 30, 2005, consisting of $174,098 of cost of sales from our True To Form Ltd. Division and $30 of cost of sales from our licensed technologies division.

Gross Profit. Gross profit increased from $0 in the quarter ended September 30, 2004 to $55,519 in the quarter ended September 30, 2005 consisting of $55,424 of gross profit on sales in our True To Form Ltd. Division and $95 of gross profit on sales from our licensed technologies division.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $153,865 in the quarter ended September 30, 2004 to $686,297 in the quarter ended September 30, 2005. This increase is primarily due to increased fees being paid to consultants and attorneys to put the Company’s long term financing in place, along with the general and administrative expenses incurred at our True To Form Ltd. division.

Depreciation and Amortization. Depreciation and amortization expense of $49,311 and $51,616 was recognized in the quarters ended September 30, 2004 and September 30, 2005, respectively.

Other Income (Expense). Other income in the quarter ended September 30, 2004 consisted of $2,170 in interest charges to Eurotech for late payment of their invoices and an expense of $54,847 due to the change in fair value of the derivative conversion feature related to our preferred shares.

Interest Expense. Interest expense for the quarter ended September 30, 2005 was $938,838. It consisted of $911,146 of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $27,692 in accrued interest expense on other borrowings. Interest expense for the quarter ended September 30, 2004 was of $119,790. It consisted of $62,883 in interest charges on the Series B, C, D and E preferred stock, which represents the accrual of the guaranteed return on these series of preferred stock. During the quarter ended September 30, 2004, we also accrued $8,686 in interest expense on the notes related to our licensed technologies division and amortized $48,221 of the beneficial conversion feature of the convertible notes issued to Brittany and McNab.

Nine months ended September 30, 2005 and 2004

Net Sales. Net sales increased from $620 in the nine months ended September 30, 2004 compared to $867,161 in the nine months ended September 30, 2005. Sales are recognized at the time that products are shipped or services are provided. Revenues in the nine months ended September 30, 2005 consisted of sales from our True To Form Ltd. division; acquired on December 31, 2004 and of sales of NuCap™.

Cost of Sales. Cost of sales includes the cost of materials, handling, shipping, and any associated customs clearance costs. Cost of sales increased from $558 in the nine months ended September 30, 2004 compared to $523,991 in the nine months ended September 30, 2005 as a result of cost of sales from our True to Form Ltd. division.

Gross Profit. Gross profit increased from $62 in the nine months ended September 30, 2004 to $343,170 in the nine months ended September 30, 2005. This reflects the results from our acquisition of True To Form.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased from $599,116 in the nine months ended September 30, 2004 to $1,776,539 in the nine months ended September 30, 2005. This increase is primarily due to increased fees being paid to consultants and attorneys to put the Company’s long term financing in place, along with the general and administrative expenses incurred at our True To Form Ltd. division.

Depreciation and Amortization. Amortization expense of $147,933, which includes nine months of amortization of the intangible licensed technologies, was recognized in the nine months ended

September 30, 2005 and $152,543 for the nine months ended September 30, 2004. Depreciation expense of $4,610 which represents nine months of depreciation on fixed assets in service was recognized in the nine months ended September 30, 2005.

Other income.  Other income in the nine months ended September 30, 2005 consisted of $4,520 in interest charged to Tulix for interest on their notes and $1,825,033 due to the change in fair value of warrants.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $4,023,692. It consisted of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes and accrued interest expense on other borrowings.

Interest expense for the nine months ended September 30, 2004 was $290,221. It consisted of $211,707 in interest charges on the Series B, C, D and E preferred stock and $25,793 in interest expense on the notes related to the Licensed Technologies Division and amortized $50,721 of the beneficial conversion feature of the convertible notes issued to Brittany and McNab.

Liquidity and Capital Resources

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of September 30, 2005, we had an accumulated deficit of $34,238,253 and a working capital deficit of $5,469,215.

Cash and Working Capital
	At September 30, 2005 (unaudited)	At December 31, 2004 (restated)	Percentage Increase / (Decrease)
Current Assets	$334,694	$608,895	(45%)
Current Liabilities	5,803,909	3,389,297	71%
Working Capital (Deficit)	$(5,469,215)	$(2,780,402)	97%

We had cash of $37,774 as at September 30, 2005, compared with cash of $131,470 as at December 31, 2004. The decrease in our working capital deficit was primarily attributed to an increase of our convertible loans payable. The largest components of our working capital deficit are Convertible loans payable and the derivative conversion feature attributed to our convertible preferred stock.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2005 was $77,858 compared to the utilization of cash for investment activities of $121,949 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company loaned Tulix $70,000 which was repaid, with interest, during the nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2004, the Company invested $51,949 in Tulix. During the nine months ended September 30, 2005, the Company received $5,000 in proceeds in connection with the sale of property and equipment.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2005 was $1,297,778 compared to $410,722 for the comparative period in 2004. This increase was primarily due to increased operating losses.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, convertible securities, and notes. Cash provided by financing activities for the nine months ended September 30, 2005 was $1,126,224, compared to $460,927 for the nine months ended September 30, 2004.

Financing activities during the nine months ended September 30, 2005

Private Placements with Southridge Partners LP

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

Under the terms of the purchase agreement, Southridge had the option, and at any time prior to July 1, 2005, purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005. During the nine months ended September 30, 2005, Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of 425,000 and warrants to purchase up to 17,000,000 shares of our common stock. All of these transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended. On July 8, 2005, we and Southridge Partners LP terminated its option to purchase additional notes.

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

Private Placements with McNab LLC

On June 14, July 13, August 1, and September 14, 2005, we entered into Securities Purchase Agreements with McNab LLC, each in substantially the same form, pursuant to which we sold nonnegotiable 2% secured convertible promissory notes in the aggregate principal amount of $545,000, and common stock purchase warrants to purchase up to 21,800,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $445,000. The notes and warrants are on substantially the same terms as the notes and warrants issued to Southridge, as described above.

Going Concern and Financing Requirements

The report of our registered independent public accounting firm dated May 10, 2005 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we had an accumulated deficit of approximately $30,361,748 and $34,238,253 as of December 31, 2004 and September 30, 2005, respectively. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our consolidated unaudited interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying consolidated unaudited financial statements, we had negative working capital of approximately $5,469,215.

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

Factors Affecting Future Performance

An investment in our common stock involves a high degree or risk. You should carefully consider the following risk factors in evaluating our business. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

In addition to the risks and uncertainties faced generally by participants in the industries in which we compete, we face the following risks and uncertainties:

We have a history of operating losses, and there is no assurance we will achieve profitability in the future.

We have a history of operating losses. For the nine months ended September 30, 2005 and for the fiscal year ended December 31, 2004, we incurred a net loss of $3,876,505 and $2,998,429, respectively. As of December 31, 2004 and September 30, 2005, we had an accumulated deficit of approximately $30,361,748 and $34,238,253 respectively. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability.

We have a going concern qualification in the report by our registered independent public accounting firm for our financial statements for the year ended December 31, 2004, which may make capital raising difficult and may require us to scale back or cease operations.

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

We have engaged an outside accounting firm (other than our independent registered public accounting firm) to provide financial management and accounting services on a temporary basis. If we are unable to retain sufficient financial management and accounting services on a cost-effective basis, our ability to effectively manage our finances and the quality and timeliness of our financial reporting could be adversely affected.

Because we recently acquired True To Form Limited, our most important line of business, it is difficult to evaluate our business and future operating results.

We derive substantially all of our revenues from the operations of our subsidiary, True To Form, a company we acquired on December 31, 2004. Our limited operating history makes it difficult to evaluate our business and expected results.

If we fail to realize the anticipated benefits from our acquisition of True to Form, our business will suffer.

Our combined company may fail to realize of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected revenues for True To Form, unanticipated costs, deterioration in the U.S. economy as a whole or the commercial lighting industry in particular, and other factors. In addition, the integration of True to Form’s business and operations with those of Global Matrechs may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse effects on Global Matrechs existing strategic focus.

If we cannot obtain additional capital required to fund our operations and finance our growth, our business will suffer.

The continued development of our current technologies or acquisitions of new technologies will require additional capital. We incurred net losses of $2,998,429 for the year ended December 31, 2004 and $3,876,505 for the nine months ended September 30, 2005. Additionally, we had a working capital deficiency of $5,469,215 and an accumulated deficit of $34,238,253 as of September 30, 2005. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business.

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

•	your ownership percentage of our common stock will be reduced;

•	the value of your stock may be diluted;

•	We may issue securities that have rights, preferences and privileges senior to our common stock; and

•	The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand, thereby increasing the price of our stock.

We are currently dependent upon external financing (including our Private Equity Credit Agreement with Brittany Capital Management) to fund our operations and may not be able to access sufficient funds when needed. As a result, our business may suffer.

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Private Equity Credit Agreement dated July 5, 2005. Therefore, we are dependent on our Private Equity Credit Agreement with Brittany to fund our operations. On July 12, 2005, we filed a registration statement covering the resale of 53,000,000 shares we may issue to Brittany under the Private Equity Credit Agreement, which has subsequently been declared effective by the SEC (File No. 333-126526). However, the registration statement only covers the resale of 53,000,000 shares issuable to Brittany under the Private Equity Credit Agreement. In the event we desire to draw down any available amounts remaining under the Private Equity Credit Agreement after we have issued the 53,000,000 shares, we will have to file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Private Equity Credit Agreement. To date, we have issued an aggregate 4,784,688 shares of common stock in consideration for a draw down of $100,000.

The number of shares we have to issue for a given draw-down under the Private Equity Credit Agreement has an inverse relationship to our market price. Therefore, the lower our market price, the less we will be able to raise by issuing the 53,000,000 registered shares to Brittany. In addition, our access to funds under the Private Equity Credit Agreement may be limited by the following factors:

•
Maximum Put Amount. The maximum amount of each put is equal to the lesser of (a) $500,000, or (b) 500% percent of the weighted average volume for the 20 trading days immediately preceding the put date.

•
9.99% Cap. Our Private Equity Credit Agreement provides that in no event shall the number of shares issuable to Brittany cause it to own in excess of 9.99% of the then outstanding shares of our common stock. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

•
Authorized Shares of Common Stock. Due to the inverse relationship of the price of our common stock and the number of shares we would have to issue for a given draw under the Private Equity Credit Agreement, it may be necessary for our shareholders to approve an increase in our authorized common stock and for us to register additional shares of common stock. Based on the last reported sale price of our common stock of $0.03 on October 17, 2005, we would have to issue 543,478,260 shares to draw down the full $15 million available under our Private Equity Credit Agreement. However, we are only authorized to issue up to 300 million shares of common stock and as of November 8, 2005, we had 111,783,465 shares of common stock outstanding.

Existing stockholders will experience significant dilution from our sale of shares under the Private Equity Credit Agreement, the conversion of notes and preferred stock, and the exercise of warrants.

To date, we have funded our operations through equity investments and issuances of debt. Stockholders will experience substantial dilution as a result of our agreements with our investors. The number of shares issuable under some of these arrangements is indeterminate. The issuance and sale of common stock to our investors will reduce the ownership interest of our existing stockholders in our company, and may depress the value of our common stock. In addition, the subsequent resale by the investors of those shares may further reduce our share price.

If the price of our stock continues to decline and we cannot prepay the notes we have issued, we will be in default and the holders of the notes will have the remedies available to creditors. Some or all of our assets could be liquidated, our operations may be disrupted and our business may suffer.

If the market price of our common stock falls below $0.03 per share for 10 consecutive trading days, holders of the notes may require us to prepay (within 60 days of the receipt of a notice of such election) the principal outstanding at the time of such prepayment plus a premium equal to 140% of the principal amount being prepaid. If we cannot prepay the notes, we will be in default, and the holders of the notes will have the remedies available to creditors. All of our assets are subject to security agreements, and the holders of these notes, in the event of default, could foreclose and liquidate some or all of our assets. The claims of our creditors to our assets are senior to those of our stockholders. As a result, if we default under the notes, you may lose all or part of your investment.

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

If an active and liquid market for our common stock does not develop, or is not sustained, it may be difficult for you to resell your shares. As a result, you may not be able to sell your shares when you want.

Our common stock is not traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the NASDAQ Capital Market. It is quoted on the less recognized OTC Bulletin Board. This factor may impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares. Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because of an SEC rule imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These factors severely limit the liquidity of our common stock and likely have a material adverse effect on our market price and on our ability to raise additional capital. We cannot predict the extent to which investor interest in our stock, if any, will lead to an increase in our market price or the development of a more active trading market or how liquid that market might become.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell these shares due to suitability and disclosure requirements.

Due to the current price of our common stock ($0.03 on October 17, 2005), many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

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

Our stock price has been volatile. From January 1, 2005 to November 10, 2005, the trading price of our common stock ranged from $0.022 to $0.108. Many factors may cause the market price of our common stock to fluctuate, including:

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

Facilities Leases

As of September 30, 2005 the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that goes through September 2006. With the acquisition of True To Form we have added approximately 10,000 sq feet combined warehouse and offices. True to Form leases its warehouse and administrative offices located in Braintree, Massachusetts under a month to month lease arrangement.

The total rent expense was $91,648 for the nine months ended September 30, 2005.

Operating Leases

The Company has entered into various operating leases for equipment, which expire at different times through May 2006; these leases call for, among other things, monthly rental payment of approximately $407.

Recently Issued Accounting Pronouncements

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of chare-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R. The Company does not believe that the adoption of this pronouncement will have a significant effect on its financial statements.

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

ITEM 3.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, who is also our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of September 30, 2005 based on an evaluation of our disclosure controls and procedures, as further described below:

•
Our historical financial information related to fiscal 2001 through fiscal 2003 and for the first three fiscal quarters of 2004 accounted incorrectly for certain convertible preferred stock instruments. As such, management concluded that our historical financial statements should no longer be relied upon.

•
We have restated historical financial information for the periods required to be presented in our annual report on Form 10-KSB for the year ended December 31, 2004, as amended, to reflect the correct accounting treatment. We also included in our annual report, as amended, four years of restated financial information highlighting the differences resulting from the application of the change in accounting treatment to our historical financial statements.

•	We have restated certain financial information contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

•
The design of disclosure controls at the subsidiary level was insufficient to ensure that management at the parent level responsible for financial reporting would receive information required for timely and accurate financial reporting.

  Late Reports

Due to the significant commitment of Company time and resources required in connection with the review of our financial statements and the auditing of our 2004 financial statements, we did not timely file our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 or quarterly report on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.

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

  Remedial measures

Management believes that at this time, in light of the recent addition of an outside consultant to assist with some of the highly technical issues relating to our capital structure, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. Management believes that additional progress in strengthening its controls and procedures will continue through the end of fiscal year 2005. Furthermore, management intends to hire an accounting professional to increase our capabilities related to interpretive research into complex accounting issues promptly after we raise sufficient financing to permit it to do so. In addition, management is currently considering methods to and improve the timeliness of reporting between subsidiary and parent. Finally, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

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

Item 1.    Legal Proceedings.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Action filed against Eurotech, Ltd.

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

Action filed by Carey Nadell

On April 13, 2005 Carey Nadell, CEO of Eurotech, Ltd., filed suit against the Company for damages based upon an alleged breach of a written service agreement. The Company has responded and feels at this time there is no merit to this action. We will diligently defend this action.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us or our subsidiaries or any of our properties that will have a material effect on our business or results of operations. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

Action Filed by Eurotech

On June 22, 2005, Eurotech, Ltd. filed suit in the Supreme Court of the State of New York in New York County against us. The complaint alleges that we failed to issue shares of common stock to Eurotech in a timely fashion upon their delivery of conversion notices with respect to an aggregate 700 shares of Series H preferred stock. We have denied having received the conversion notices in question. Eurotech is seeking injunctive relief and damages in the amount of $100,000. Eurotech filed for summary judgment on August 31, 2005. We filed a memorandum in opposition to Eurotech’s motion on September 27, 2005.

Item 6.    Exhibits.

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock	10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock	10-K	April 15, 2003	3.9

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock	10-Q	October 29, 2003	3.1

4.1	Specimen stock certificate	S-1	November 1, 1996	4.2

10.1	Common Stock Purchase Warrant issued to McNab LLC	8-K	July 15, 2005	4.1

10.2	Nonnegotiable 2% Secured Convertible Promissory Note issued to McNab LLC	8-K	July 15, 2005	4.2

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

10.3	Securities Purchase Agreement		8-K	July 15, 2005	10.1

10.4	Common Stock Purchase Warrant issued to McNab LLC		8-K	August 5, 2005	4.1

10.5	Nonnegotiable 2% Secured Convertible Promissory Note issued to McNab LLC		8-K	August 5, 2005	4.2

10.6	Securities Purchase Agreement		8-K	August 5, 2005	10.1

10.7	Common Stock Purchase Warrant issued to McNab LLC		8-K	September 16, 2005	4.1

10.8	Nonnegotiable 2% Secured Convertible Promissory Note issued to McNab LLC		8-K	September 16, 2005	4.2

10.9	Securities Purchase Agreement		8-K	September 16, 2005	10.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: November 17, 2005	By:	/s/ Michael Sheppard
Name: Michael Sheppard (duly authorized officer and principal financial officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock		10-K	April 15, 2003	3.9

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock		10-Q	October 29, 2003	3.1

4.1	Specimen stock certificate		S-1	November 1, 1996	4.2

10.1	Common Stock Purchase Warrant issued to McNab LLC		8-K	July 15, 2005	4.1

10.2	Nonnegotiable 2% Secured Convertible Promissory Note issued to McNab LLC		8-K	July 15, 2005	4.2

10.3	Securities Purchase Agreement		8-K	July 15, 2005	10.1

10.4	Common Stock Purchase Warrant issued to McNab LLC		8-K	August 5, 2005	4.1

10.5	Nonnegotiable 2% Secured Convertible Promissory Note issued to McNab LLC		8-K	August 5, 2005	4.2

10.6	Securities Purchase Agreement		8-K	August 5, 2005	10.1

10.7	Common Stock Purchase Warrant issued to McNab LLC		8-K	September 16, 2005	4.1

10.8	Nonnegotiable 2% Secured Convertible Promissory Note issued to McNab LLC		8-K	September 16, 2005	4.2

10.9	Securities Purchase Agreement		8-K	September 16, 2005	10.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X