Form 10KSB
period 2005-12-31
GLOBAL MATRECHS, INC.
filed 2006-04-03
CIK 1021226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-KSB
____________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes         ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐ Yes       ☒    No

State issuer’s revenues for its most recent fiscal year. $125

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the average of the closing price for the Common Stock on March 27, 2006 as reported on the OTC Bulletin Board, was approximately $1,382,393. Determining whether or not any of our stockholders (other than directors and officers of the Company) are affiliates would require unreasonable effort and expense. We have therefore assumed that other than directors and officers of the Company, none of our stockholders is an affiliate.

As of March 30, 2006, the issuer had outstanding 280,451,437 shares of common stock.

PART I

ITEM 1.   BUSINESS

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

On March 27, 2003, we entered into a License and Exchange Agreement with Eurotech and Polymate, Ltd. and Greenfield Capital Partners LLC (the “Exchange Agreement”). On May 22, 2003 we entered into a License Agreement with Eurotech (the “License Agreement”). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to us its rights to EKOR(TM) (now called NuCap(TM)), HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies, which are more fully described herein. The License Agreement provides that the licenses granted to us thereunder may be terminated by Eurotech (i) if we have not affected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in other circumstances. In February, the Company received a commercial order from the Hanford nuclear waste facility in Richland, Washington via the contractor Battelle and for HNIPU from Denbar paints in Israel.

In consideration for these agreements, we (i) issued to Eurotech 11,250 shares of Series F Convertible Preferred Stock and 1,069 shares of Series G Convertible Preferred Stock, and (ii) agreed to pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies.

Also in connection with this transaction, we issued 1,500 shares of Series F Convertible Preferred Stock to Polymate, as partial consideration for its agreement to modify its rights to receive royalties from Eurotech, and 750 shares of Series F Convertible Preferred Stock to Greenfield as compensation for advisory services relating to the transaction. The holders of shares of Series F Preferred Stock later cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock, which were issued to them on September 30, 2003. Greenfield has since sold its interest in our Preferred Series H shares to Southshore Capital Fund Ltd.

On May 31, 2004, we completed the sale of our remaining Internet business to Tulix Systems, Inc. Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of our company, are officers, directors and founding shareholders of Tulix. We recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. With the consummation of this Purchase Agreement, we have completely exited from all Internet-related enterprises. As a result of this sale, our business consisted exclusively of the marketing of technologies licensed from Eurotech, Ltd under a licensing agreement dated May 22, 2003.

On December 31, 2004, we completed the acquisition of True To Form, Limited (“True To Form”), a maker of specialized lighting products for a range of markets. On December 29, 2005, we completed the sale of True To Form back to its original owner. Our primary source of operating revenue had been, prior to this sale, the specialty lighting group. However, during the first three quarters of 2005, True To Form was unprofitable. As a result of the sale of True To Form, we have once again narrowed the focus of our business to marketing the technologies we currently license from Eurotech.

Products and Services

NUCAP(TM)

Description. NuCap(TM), formerly called EKOR(TM), was developed jointly by scientists at the I.V. Kurchatov Institute, or Kurchatov, and members of the Euro-Asian Physical Society, or EAPS, both based in Moscow, Russia. EKOR(TM) was the brand name for a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, NuCap(TM)’s adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, NuCap(TM) materials surround and immobilize radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water- proof properties, prevent such debris from migrating by water or as air-borne particles. NuCap(TM) materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, NuCap(TM) comes in multiple product forms and can be applied using specified methods for waste-coating and encapsulation. We believe that this allows NuCap(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

The NuCap(TM) product family’s performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are currently five basic forms of NuCap(TM):

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

Marketing. We intend to market NuCap(TM) for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we are seeking and have been in negotiations regarding affiliations and joint venture agreements with large primary contractors in the nuclear industry on a project by project basis. While we see opportunities for NuCap(TM) and our other technologies, however, we can offer no assurance that our efforts will be successful.

HNIPU

Description. HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and that has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. Because of HNIPU’s lower permeability and improved chemical resistance, we think that industrial paints and coatings are a potential target market for HNIPU.

Marketing. On November 17, 2003, we entered into an agreement with Environmental Friendly Materials, GMBH (“EFM”), a German company, for the manufacture and sale of HNIPU for the European marketplace. EFM has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. We have applied for approval to sell HNIPU in the United States from the EPA and in May 2005 we were approved and have been put on their approved list of products. In February of 2006, we received our first commercial order on HNIPU from a paint manufacturer in Israel. We are completing an updated Agreement with EFM that will expand its territory to include Southeast Asia.

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

EMR/AC

Description. Eurotech licensed certain rights to Acoustic Core and Electromagnetic Radiography for specific markets, consisting of (i) illicit material detection, (ii) above surface or subsurface nuclear or other hazardous material remediation, (iii) marine dredging sites (inland and ocean) and (iv) oil exploration, from Trylon Metrics, Inc. pursuant to an agreement dated July 2001, as amended in October 2001. Eurotech licenses the illicit materials detection application to another company and licenses the remaining three applications to Global Matrechs.

These technologies use a non-contact inspection methodology that creates signals that are then interpreted by a digital analyzer that allows identification of elemental or compound materials from their empirically determined properties. Acoustic Core is used in applications that are predominately wet (i.e., riverbeds, wetlands, etc.) and EMR is used in dry environments. Completed research and development studies have verified that Acoustic Core and EMR can identify materials by their acoustic or electromagnetic signatures, but the feature of these technologies that we believe is unique is their ability to map in three dimensions the existence of target materials at extremely low concentrations at depths of up to 300 feet. The capabilities of these technologies complement the NuCap(TM) product line by, for example, allowing tanks of waste to be monitored for leaks and the leaks, when discovered, targeted for repair. Acoustic Core and EMR may have applications in markets that involve subsurface evaluation, from contamination discovery and monitoring to resource discovery.

Marketing. In conjunction with the marketing of NuCap(TM), we intend to market EMR/AC to a variety of facilities requiring detection of nuclear waste contaminants and other environmentally hazardous substances in subsurface soil and ground water resulting from leaking storage tanks or toxic chemical spills. We are currently seeking a manufacturing partner for EMR/AC, and we are waiting until we find such a partner to pursue our marketing strategy for EMR/AC(TM).

RAD-X

Description. Rad-X is a technology intended for use as an interior fire-resistant fixative for equipment or facilities with contaminated surfaces. Rad-X differs from NuCap(TM) Sealer Plus in that it is not weather-resistant and does not have the chemical, radiation and aging resistance needed for long-term protection. Rad-X provides a low-cost fixative for surfaces that are scheduled for disassembly or dismantlement and need strong adhesion (glue-down of contaminated particles that could become airborne) and fire-resistance properties. Rad-X was first marketed in 2001.

Marketing. We are currently seeking a manufacturing partner for Rad-X, and we are waiting until we find such a partner to pursue our marketing strategy for Rad-X.

Rapidly Biodegradable Hydrophobic Material (“RBHM”)

Description. RBHM is a hydrophobic (water resistant), strong, cheap, and completely biodegradable cellulose-based composite material. RBHM is intended to improve the properties of both paper and plastic packaging materials. The material can be used as a commodity in trade, industry, and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers have focused on developing plastics that could biodegrade. RBHM takes a different approach - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags. RBHM consists of cellulose (paper) and biodegradable organic additives. Biodegradation of RBHM occurs in wet soil through normal enzymatic action of various microorganisms - fungi and bacteria. We believe that the main advantages of RBHM are:

·    Strength. RBHM’s strength characteristics, especially combined with low elongation and acquired water resistance of the material, make RBHM unique and desirable for packaging applications.

·    Water Resistance. RBHM keeps water resistance for one week. Most of the existing biodegradable packaging products are not hydrophobic at all and will fail if wetted during use.

·    Biodegradable Nature. Enzymes begin breaking down RBHM in the presence of moisture in natural environments such as soil. Then microorganisms decompose the material with rapidly occurring metabolic reactions. RBHM is completely converted into carbon dioxide, water, and biomass in two to three months in wet soil.

·    Reproducible Natural Raw Materials. RBHM uses cellulose, a widely available and renewable raw material.

·    Relatively Low Cost. The main obstacle to widespread use of biodegradable polymers has been cost. Biodegradable polymers are traditionally significantly more expensive than commodity polymers. The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. This high cost has deterred the widespread adoption of biodegradable plastics in major consumer applications. At an additional cost of less than 10%, and sometimes less depending on the type of material treated, materials treated with RBHM provide plastic-like performance and are biodegradable.

We believe that there is a large number of potential applications for a technology like RBHM. Because RBHM can be applied on sheets, films and fibers, it is suitable for a range of single-use products, including, among others, grocery and waste bags, the top, and back sheets of disposable diapers, and disposable eating utensils.

Marketing. We are currently seeking a manufacturing partner for RBHM, and we are waiting until we find such a partner to pursue our marketing strategy for RBHM, which will be through our website.

Liquid Ebonite Material (“LEM”)

Description. LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on the basis of such tests, we believe that LEM coverings are capable of providing superior protection to small-diameter piping and to the intricate parts of pumps, fans, and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

Marketing. We are currently seeking a manufacturing partner for LEM, and we are waiting until we find such a partner to pursue our marketing strategy for LEM, which will be through our website.

Firesil(TM)

Description. Firesil(TM) is an environmentally compatible organomineral coating for fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces. It exhibits strong fire resistance, thermostability, and water resistance characteristics.

Marketing. We intend to market Firesil(TM) directly to corporations that are prospective candidates for sub-licensing the technology. Eurotech had Firesil(TM) tested by an accredited lab to ASTM protocol and it passed these tests. We are currently seeking a manufacturing partner for Firesil(TM), and will wait until we find such a partner to pursue a marketing strategy for Firesil(TM).

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

NuCap (TM) Intellectual Property Rights

The Euro-Asian Physical Society (EAPS) has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Pursuant to sub-license agreement, Eurotech became the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). We are a licensee of Eurotech and have renamed the product NuCap(TM). We do not know if additional proprietary technology that we have developed relating to NuCap(TM) will prove patentable. We have applied for trademark protection for the mark “NuCap” with the U.S. Patent and Trademark Office and received the mark NuCap™ during the last quarter 2005.

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

Employees

Global Matrechs currently employs 2 individuals and 3 part time sales and marketing consultants and 1 part time CFO.

ITEM 2.  PROPERTIES

As of December 31, 2004, we occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that goes through September 2006. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

ITEM 3.  LEGAL PROCEEDINGS

On February 9, 2005 Global Matrechs, Inc, filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. for its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also sought the enforcement of the notes issued by Eurotech to Woodward, LLC which were assumed by Global Matrechs in the exchange agreement between Global Matrechs and Woodward on January 31, 2005. The complaint sought damages totaling $672,677 plus interest and attorney’s fees which are yet to be determined. This litigation was settled in connection with the settlement of claims with Eurotech and Carey Naddell individually described below.

On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company in the United States District Court - Southern District of New York for damages in the amount of at least $240,000 with interest attorney’s fees and disbursement based upon an alleged breach of a written service agreement.

On June 24, 2005, Eurotech, Ltd. filed a complaint against Global Matrechs in the Supreme Court of the State of New York, County of New York, (Index No. 108773/05) for an alleged failure to fulfill our obligations under our License and Exchange Agreement dated March 27, 2003 with Eurotech, Ltd. thereby depriving Eurotech, Ltd. of its contractual right to convert 700 Series H Preferred Stock and selling 7 million shares of our common stock. Eurotech, Ltd. is seeking damages in an amount to be determined at trial but believed according to the defendant to exceed $100,000 plus interest and attorney’s fees which are yet to be determined.

On March 16, 2006, we, Naddell and Eurotech executed a full mutual release of claims, completing a settlement of each of the above-described actions.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H, convertible Preferred Stock to the Company in full settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech’s obligations to Woodward, which were assumed by the Company on January 31, 2005.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report. The Company also believes that the provisions of SFAS No. 5 as it pertains to contingencies is relevant literature for purposes of accruing a contingent loss.

At December 31, 2005, based on settlement date of March 15, 2006, the Company accrued a settlement liability and related settlement expense of $175,000. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 is payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006.

We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

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

	Low	High

2004:
First quarter	$0.040	$0.140
Second quarter	0.060	0.150
Third quarter	0.040	0.140
Fourth quarter	0.030	0.080

2005:
First Quarter	$0.043	$0.108
Second Quarter	$0.032	$0.108
Third Quarter	$0.023	$0.044
Fourth Quarter	$0.025	$0.005

Holders of Record

We had approximately 128 holders of record of our Common Stock as of March 27, 2006.

Dividends

We have not paid any cash dividends on our capital stock to date and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. Our board of directors would determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions.

Recent Sales of Unregistered Securities

From time to time between December 1, 2005 and March 27, 2006, we issued and sold an aggregate 93,974,467 shares pursuant to private equity line credit agreements. We received gross cash proceeds of $568,355 in consideration for the sold shares. The sold shares constitute greater than 5% of our issued and outstanding common stock. The shares were sold to the purchaser at a discount of 8% to the market price per share. We are required to pay a placement fee equal to 1% of any proceeds received under the private equity line credit agreements. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as a sale to an accredited investor not involving any public offering. The resale of the shares is registered under the Securities Act pursuant to a registration statements on Form SB-2 (File nos. 333-126526 and 333-131106). We have used or intend to use the proceeds from these issuances for general corporate purposes.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical facts, the statements in this 10-KSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Factors Affecting Future Performance”, “Management’s Discussion and Analysis or Plan of Operation” and “Business.” We assume no obligation to update our forward-looking statements to reflect new information or developments or any other reason, or reflect any events or circumstances after the date of this 10-KSB or the date of any applicable 10-KSB supplement. We urge readers to review carefully the risk factors described in this 10-KSB and the other documents that we file with the Securities and Exchange Commission. These documents can be read at www.sec.gov.

We have organized this discussion of our financial condition and results of operations as follows:

·    Overview. This section provides a general description of us, as well as recent developments and events that have occurred since December 31, 2005, the date of the most recent interim financials we have included with this 10-KSB and discuss in this section, that we believe are of particular importance in assessing our company and anticipating future trends.

·    Matters Relating to Historical Financial Statements. We have included discussion and supplemental financial data relating to the restatement of certain financial information contained in the financial statements accompanying this 10-KSB. This information should be carefully reviewed in conjunction with our financial statements.

·    Results of Operations. This section provides an analysis of our results of operations for the fiscal years ended December 31, 2005 and 2004.

·    Liquidity and Capital Resources. This section provides an analysis of our cash flows for the December 31, 2005 and 2004 fiscal years, as well as a discussion of current financing arrangements.

·    Critical Accounting Policies.  This section discusses certain critical accounting policies that we consider important to our financial condition and results of operations, and that required significant judgment and estimates on the part of management in application. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying financial statements.

·    Impact of Recently Issued Accounting Standards. This section discusses how certain recently adopted accounting standards have affected the substance of our financial disclosure.

·    Factors Affecting Future Performance. This section discusses the risks associated with our business.

Overview

Who we are

We are the successor to a variety of businesses dating back to 1994. We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this annual report.

Prior to May 31, 2004, we derived revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. On May 31, 2004, we sold substantially all of our assets used in the operation of our hosting and web site maintenance business. We have kept a 15% interest in the surviving entity. As a result of this sale, our business consisted exclusively of the marketing of technologies licensed from Eurotech, Ltd under a licensing agreement dated May 22, 2003.

On December 31, 2004, we completed the acquisition of True To Form, Limited (“True To Form”), a maker of specialized lighting products for a range of markets. On December 29, 2005, we completed the sale of True To Form back to its original owner. Our primary source of operating revenue had been, prior to this sale, the specialty lighting group. However, during the first three quarters of 2005, True To Form was unprofitable. As a result of the sale of True To Form, we have once again narrowed the focus of our business to marketing the technologies we currently license from Eurotech. A more detailed description of the sale of True To Form is provided below.

Our Business

As noted above, our current business focus is marketing and selling the technologies we license from Eurotech to manufacturers and other parties. These technologies include:

·    NUCAP(TM), formerly called EKOR(TM), a silicon based elastomer developed jointly by scientists at the I.V. Kurchatov Institute and members of the Euro-Asian Physical Society, both based in Moscow, Russia for the purposes of long term isolation of radioactive or otherwise hazardous materials.

·    HNIPU, a hybrid polyurethane with uses in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products.

We also license several other technologies relating to hazardous materials handling, electromagnetic radiography, and chemical processing. We are currently seeking manufacturing partners for these products.

We have, to date, derived no significant revenue from the technologies we license from Eurotech. The development and commercialization of these NuCap(TM), HNIPU and the other technologies we license will depend largely on the success of our marketing efforts and our ability to identify manufacturing partners, and we cannot be certain that we will be able to conduct our activities in such a way that builds interest in these products, or that any such interest will result in revenue to us. Furthermore, even if these licensed technologies do become a source of revenue for us, there is no guarantee such revenue will be sufficient to offset our administrative costs. Although the exclusive focus of our business is on the marketing of these licensed technologies, there can be no assurance that these efforts will succeed.

On December 31, 2004, we acquired all of the stock of True To Form, a designer, developer, manufacturer and retailer of specialty lighting products. As a result of this transaction, True To Form became our wholly owned subsidiary. The sole shareholder of True To Form was, prior to the acquisition, Mark J. Allen, who is also a member of our Board of Directors. Following the acquisition, Mark Allen continued as the President of True To Form and served as an Executive Vice President of Global Matrechs. The acquisition was the result of arm’s length negotiations and was unanimously approved by the disinterested members of our Board of Directors.

On December 29, 2005 we completed the transfer of all of the issued and outstanding capital stock of True To Form Limited, Inc. back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and us. As a result of this sale, we no longer hold any equity interest in True To Form. The consideration was determined on the basis of these negotiations. The consideration for the sale of True To Form consists of:

·    the issuance by True To Form to us of a promissory note described below in the initial principal amount of $250,000, which note accrues interest at an annual rate of one percent plus the prime rate as reported by a nationally recognized commercial bank and has a maturity date of January 1, 2011;

·    the cancellation of our guaranty of the amounts owed under a promissory note issued by True To Form to Mr. Allen in connection with our acquisition of True To Form; and

·    the surrender by Mr. Allen of the 10,000,000 shares of our common stock that were issued to him as partial consideration for our purchase of True To Form on December 31, 2004 and the cancellation of all other equity interest in Global Matrechs held by Mr. Allen. The 10,000,000 shares of common stock have a fair value of $71,000.

In addition, we agreed to the cancellation of amounts owed under a note issued by us to True To Form for working capital purposes in the aggregate amount of $280,000.

In connection with this transaction, Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs. This action was not, to the knowledge of any executive officer of the Company, because of a disagreement on any matter relating to the Company’s operations, policies or practices.

Recent Material Transactions and Other Events

We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this annual report.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H, convertible Preferred Stock to the Company in full settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech’s obligations to Woodward, which were assumed by the Company on January 31, 2005.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report. The Company also believes that the provisions of SFAS No. 5 as it pertains to contingencies is relevant literature for purposes of accruing a contingent loss.

At December 31, 2005, based on settlement date of March 15, 2006, the Company accrued a settlement liability and related settlement expense of $175,000. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 is payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006.

Private Equity Credit Agreement

Summary. On January 10, 2006, we entered into the Private Equity Credit Agreement with Brittany Capital Management Limited, a limited liability company organized and existing under the laws of The Bahamas. Under the Private Equity Credit Agreement, we may draw up to $15 million from time to time, at our discretion, in exchange for shares of our common stock, subject to conditions outside of the control of Brittany further described below.

Put Shares. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. For a given put, we must deliver a notice to Brittany indicating the dollar amount we wish to draw down. Five trading days after delivery of this notice, Brittany must deliver this amount in two equal installments, one each on the fifth and tenth trading day following the delivery of the notice. In exchange, we must issue to Brittany, in the case of the first installment, the number of shares of common stock obtained by dividing the amount of the installment by 92% of the average of the three closing bid prices immediately preceding the installment date, and in the case of the second installment, the number of shares obtained by dividing the amount of the installment by 92% of the average of the three lowest closing bid prices during the ten trading day period immediately preceding the installment date. We refer to the shares we sell under the agreement as “put shares.” The issuance of put shares to Brittany are to take place from time to time, at our discretion, over the course of a commitment period extending 36 months after the effective date of our registration statement.

We are required to draw down a minimum of one million dollars. If we draw a lesser amount, we must pay Brittany an amount equal to nine percent of the difference between that amount and the minimum. Based on our current assessment of our financing needs, we intend to draw in excess of the one million dollar minimum.

Blackout Shares. If we suspend sales of common stock pursuant to the registration statement covering shares issuable under the equity line within 15 trading days of a sale of common stock to Brittany and our stock price declines during the suspension period, we will be required to issue that number of additional shares of our common stock which, when combined with the shares purchased during the 15 trading days immediately preceding the suspension, will equal the number of shares Brittany would have received had the purchase been made at the conclusion of the suspension period (at the lower per share price). Any obligation to deliver blackout shares arising under the Private Equity Credit Agreement would be irrevocable, and Brittany would have no discretion regarding whether or not to receive them.

Fees. We are required to pay Greenfield Capital Partners, LLC, a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amounts we draw down from the equity line as consideration for services related to the establishment of the Private Equity Credit Agreement.

Number of shares issuable under the Private Equity Credit Agreement. We cannot predict the actual number of shares of common stock that may be issued under the Private Equity Credit Agreement, in part because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of cash advances we intend to draw. However, for illustrative purposes, we have calculated the number of shares we would have to issue in connection with a hypothetical draw amount of $50,000 based on the assumptions set forth below:

Shares Issuable Under Private Equity Credit Agreement for $50,000 Draw at Various Market Prices

Hypothetical Market Price	Discounted Market Price	Shares to be issued
$0.025	$0.0230	2,173,913
$0.020	$0.0187	2,717,391
$0.015	$0.0138	3,623,188
$0.010	$0.0092	5,434,783
$0.005	$0.0046	10,869,565

Based on the closing price of our stock of $0.016 on January 10, 2006, we would have to issue to Brittany 1,020,408,163 shares of our common stock in order to draw down the entire $15 million available to us under the Private Equity Credit Agreement. We have registered the resale of 106,584,844 shares we may issue under the agreement pursuant to a Registration Statement on Form SB-2 (File # 333-131106) which was declared effective by the Securities & Exchange Commission on February 2, 2006. Given the current price per share of our common stock, it is very unlikely that these shares will be sufficient to draw down the entire amount available to us under the agreement. If we desire to draw down amounts under the Private Equity Credit Agreement after we have exhausted the shares offered under our current registration statement, we will have to file a new registration statement to registering the additional shares that we would issue for these further draws. As of March 22, 2006, we had issued 101,131,136 shares under is agreement.

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

·    As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 40% of our outstanding common stock after giving effect to such issuance.

·    Because the shares we may issue under the Private Equity Credit Agreement are discounted, the issuance of these shares will also have a financially dilutive impact on our current stockholders.

·    The Brittany’s sale of material amounts of our common stock into the market may result in significant downward pressure on the price of the common stock as the supply of freely tradable shares increases. Furthermore, this downward pressure may encourage short sales, which could further depress on the price of the common stock.

Finally, if we are to utilize the full $15 million available under the Private Equity Credit Agreement, given the current price of our common stock, it is very likely our shareholder will need to approve an increase to the common stock available for issuance under our Certificate of Incorporation, whether by increasing the number of shares we are authorized to issue, effecting a reverse split of our common stock (thereby decreasing the number of shares outstanding), or both. At the market price of our common stock as of January 10, it would require 1,020,408,163 shares to draw down the full $15,000,000 available under the agreement, and we have only 19,548,563 shares of common stock available for issuance as of March 30, 2006.   We have called a special meeting of our stockholders, scheduled for April 25, 2006, in which we will seek stockholder approval to effect a reverse stock split and/or an increase in the number of shares of common stock we are authorized to issue.

Global Matrechs, Inc.
Selected Quarterly Financial Data (Unaudited)
	2005
	March 31,	June 30,	September 30,
	as restated
Selected Balance Sheet Data:
Total assets	2,818,912	2,706,383	2,638,216
Accounts payable and accrued expenses	601,822	620,120	704,861
Loans payable	124,631	184,631	184,631
Due to officer	89,650	89,106	73,848
Current maturities of long term debt	120,684	100,000	100,000
Convertible loans payable - net of discount	2,427,261	3,389,778	4,060,195
Derivative conversion feature - convertible preferred stock	842,992	766,678	680,374
Total current liabilities	4,207,040	5,150,313	5,803,909
Warrant liability	1,928,159	1,842,805	1,502,117
Note payable	250,000	250,000	250,000
Long term debt	400,000	400,000	400,000
Total liabilities	6,785,199	7,643,118	7,956,026
Temporary equity	5,392,783	5,035,075	4,628,211
Common and preferred stock	6,722	8,048	10,134
Treasury stock	(327,484)	(327,484)	(327,484)
Additional paid in capital	23,640,094	24,072,790	24,609,582
Accumulated deficit	(32,678,402)	(33,725,164)	(34,238,253)
Total stockholders’ deficit	(9,359,070)	(9,971,810)	(9,946,021)
Total liabilities and stockholders’ deficit	2,818,912	2,706,383	2,638,216

Revenues	369,681	267,833	229,647
Loss from continuing operations	(442,401)	(540,030)	(699,935)
Interest expense	1,810,560	1,274,294	938,838
Other income (expense)	1,225	3,225	70
Change in fair value of derivative instruments	(64,918)	764,337	1,125,614
Net loss	(2,316,654)	(1,046,762)	(513,089)
Net loss applicable to common shareholders	(2,316,654)	(1,046,762)	(513,089)
Basic and diluted earnings per share	(0.04)	(0.01)	(0.01)
Weighted number of shares outstanding-basic	57,918,004	74,771,056	91,934,343

Global Matrechs, Inc.
Selected Quarterly Financial Data (Unaudited)
2004
March 31,	June 30,	September 30,
as restated
Selected Balance Sheet Data:
Total assets	1,220,218	941,694	888,136
Accounts payable and accrued expenses	529,455	393,316	376,941
Notes payable, current	364,000	—	380,851
Convertible preferred stock	5,596,453	5,670,865	—
Derivative conversion feature - convertible preferred stock	1,142,323	1,107,450	1,159,869
Total current liabilities	7,632,231	7,171,631	1,917,661
Notes payable	—	477,500	—
Convertible preferred stock	—	—	—
Total liabilities	7,632,231	7,649,131	1,917,661
Temporary equity	1,069,000	1,069,000	6,802,698
Common and preferred stock	1,635	1,635	1,243
Treasury stock	(8,659)	(8,659)	(327,484)
Additional paid in capital	19,183,057	19,243,209	19,882,586
Accumulated deficit	(26,618,595)	(26,960,712)	(27,371,379)
Total stockholders’ deficit	(7,442,562)	(7,724,527)	(7,815,034)
Total liabilities and stockholders’ deficit	1,258,669	993,604	905,325

Revenues	620	—	—
Income (loss) from operations	(311,815)	(231,996)	(203,176)
Other income (expense)	(82,212)	(85,091)	(117,620)
Change in fair value of derivative conversion feature	(13,460)	34,873	(54,847)
Income (loss) on disposal or discontinued operations	43,189	(73,211)	—
Net income (loss)	(364,298)	(355,425)	(375,643)
Basic and diluted earnings per share	(0.02)	(0.02)	(0.03)
Weighted number of shares outstanding	14,999,157	14,999,157	14,999,157

Global Matrechs, Inc.
Selected Financial Data (Unaudited)
	Year ended December 31,
	2001	2002	2003	2004	2005
	restated	restated	restated	restated
Statement of Operations Data:
Revenues	—	—	8,246	620	125
Cost of Revenues	—	—	8,731	558	30
Gross Profit (loss)	—	—	(485)	62	95
Operating expenses:
Bad debt expense	—	—	—	—	250,000
General and administrative	286,949	187,449	325,281	1,273,929	1,621,909
Depreciation and amortization	—	—	115,059	197,244	147,933
Settlement expense	—	—	—	—	175,000
Asset impairment	493,905	52,584	—	—	525,986
Total operating expenses	780,851	240,033	440,340	1,471,173	2,720,828
Operating loss	(780,851)	(240,033)	(440,825)	(1,471,111)	(2,720,733)
Other expenses (income):
Interest expense, net of income	—	—	160,099	1,621,520	5,529,463
Change in fair value of derivative instruments	(125,980)	92,674	98,678	87,171	(2,928,808)
Other expense (income), net	(146,362)	(26,146)	(91,826)	(211,395)	—
Loss from continuing operations before income taxes	(508,509)	(306,561)	(607,776)	(2,968,407)	(5,300,426)
Income tax provision (benefit)	—	—	—	—
Loss from continuing operations	(508,509)	(306,561)	(607,776)	(2,968,407)	(5,487,926)
Gain (loss) from discontinued operations	181,938	118,001	50,978	(30,022)	(809,380)
Net loss	(326,571)	(188,560)	(556,798)	(2,998,429)	(6,109,806)
Deemed preferred stock dividend	(2,150,368)	(1,004,681)	(248,759)	—	—
Recovery of deemed preferred stock dividend	—	—	1,527,171	—	—
Net loss applicable to common shareholders	(2,476,939)	(1,193,241)	721,614	(2,998,429)	(6,109,806)

Comprehensive loss	—	—	—	—	(119,927)
Total comprehensive loss	2,476,939	1,193,241	721,614	(2,998,429)	(6,229,733)
Net loss per common share - basic and diluted
Continuing operations	(0.27)	(0.01)	0.02	(0.18)	(0.06)
Discontinued operations	0.02	0.01	0.00	(0.00)	(0.01)
Total	(0.25)	(0.01)	0.02	(0.18)	(0.07)
Weighted average common shares outstanding	9,869,074	214,687,508	31,820,137	16,790,165	85,927,332

Balance Sheet Data:

Working capital (deficit)	(968,336)	(1,714,241)	(7,060,705)	(2,780,402)	(7,033,387)
Total assets	665,391	507,554	1,350,281	2,834,876	577,243
Long-term liabilities	940,847	1,057,106	—	1,157,750	—
Total liabilities	2,482,153	3,174,848	7,434,198	4,547,047	7,308,681
Convertible preferred stock	4,840,932	5,207,224	5,522,041	6,128,223	4,211,062
Stockholders’ equity (deficit)	(6,657,696)	(7,874,518)	(7,152,917)	(7,840,394)	(10,942,500)

GLOBAL MATRECHS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE TWO YEARS ENDED DECEMBER 31, 2005 AND 2004

								Accumulated
						Additional		Other
	Preferred		Common		Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Deficit
Balance, December 31, 2003	13,500	$135	14,999,157	$1,500	$(8,659)	$20,217,426	$(27,363,319)	$—	$(7,152,917)
Issuance of Series I preferred stock	490	5							5
Receipt of Treasury stock			(4,905,000)	(490)	(318,825)	319,312			(3)
Issuance of Common Stock			2,151,081	215		104,850			105,065
Beneficial conversion feature on promissory notes, net of expenses						526,459			526,459
Issuance of warrants for services rendered						258,942			258,942
Conversion of Series H preferred stock to common stock	(150)	(2)	1,500,000	150		(148)			—
Conversion of temporary equity to common stock			22,150,193	2,215		818,269			820,484
Acquisition of True To Form Ltd.			10,000,000	1,000		599,000			600,000
Net loss							(2,998,429)		(2,998,429)
Balance, December 31, 2004	13,840	138	45,895,431	4,590	(327,484)	22,844,110	(30,361,748)	—	(7,840,394)
Retirement of treasury stock					327,484	(327,484)			—
Conversion of temporary equity to common stock			46,129,230	4,613		2,296,912			2,301,525
Conversion of Series H preferred stock to common stock	(908)	(9)	9,080,000	908		(899)			—
Conversion of promissory notes to common shares			5,927,854	593		234,913			235,506
Beneficial conversion feature on promissory notes						250,000			250,000
Equity line advances			47,376,816	4,737		480,393			485,130
Issuance of common stock for services			2,282,961	228		138,032			138,260
Issuance of stock options for services						15,799			15,799
Cancellation of stock warrants						(227,593)			(227,593)
Cancellation of shares - discontinued operations			(10,000,000)	(1,000)		(70,000)			(71,000)
Net loss							(6,109,806)		(6,109,806)
Accumulated other comprehensice loss								(119,927)	(119,927)
Balance, December 31, 2005	12,932	$129	146,692,292	$14,669	$—	$25,634,183	$(36,471,554)	$(119,927)	$(10,942,500)

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED
DECEMBER 31, 2005 AND DECEMBER 31, 2004

Revenues. Revenues were $125 and $620 for the years ended December 31, 2005 and December 31, 2004, respectively. These consisted of the sale of samples of EKOR(TM) and HNIPU and were recognized upon shipment of the materials.

Cost of Revenues. Cost of revenues includes costs of raw materials including handling and freight charges. Costs of revenues were $30 and $558 for the years ended December 31, 2005 and 2004, respectively. This represents a 24% cost in 2005 and a 90% cost in 2004.

Gross Profit. December 31, 2005 saw a gross profit of $95 compared with gross profit for the year ended December 31, 2004 of $62.

Sales and Marketing. There were no such expenditures in 2005 or 2004.

Product Development. There were no such expenditures in 2005 or 2004. As of the end of 2004 there have been no expenditures for product development related to the Licensed Technologies Division.

General and Administrative. General and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation’s records and reporting in compliance with its status as a public corporation. General and administrative expenses increased to $1,621,520 in 2005 from $1,321,161 in 2004. Much of the increase is the cost of professional services for legal and consulting services.

Depreciation and Amortization. Amortization was $147,933 in the year ended December 31, 2005 and $197,244 in the year ended December 31, 2004. The 25% decrease is due to a 100% impairment charge in connection with the value of the licensed technologies.

Interest Expense. Interest expense for the year ended December 31, 2005 was $5,529,463 and consisted of the amortization of beneficial conversion feature and warrants associated with various convertible loans. Interest for the year ended December 31, 2004 was $1,621,520 and consisted of $34,072 in interest expense on various loans, $212,617 in interest charges on the Series B, C, D and E preferred stock, $1,030,646 of amortization of beneficial conversion feature associated with various convertible loans and $344,185 of interest expense related to the amortization of warrants associated with various convertible loans.

Other Income. Other income for the years ending December 31, 2005 and 2004 was $0 and $211,395, respectively. This income predominantly consists of the settlement of accrued expenses which were settled for less than the amount which had been estimated.

Fair value of derivative instruments. Change in fair value of derivative instruments for the years ending December 31, 2005 and 2004 was income of $2,928,808 and expense of $87,171 respectively due to a change in our common stock price.

Discontinued Operations. The company recorded a loss from discontinued operations of $809,380 and $30,022 in the years ended December 31, 2005 and 2004, respectively, for its discontinued operation of TTF in 2005 and internet services in 2004.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2005 were $67,993.

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of December 31, 2005, we had an accumulated deficit of $36,471,554.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, convertible securities, and notes. Cash provided by financing activities for the year ended December 31, 2005 was $1,920,000, compared to $597,950 for the year ended December 31, 2004.

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

Private Placements with McNab LLC

On June 14, July 13, August 1, September 14, 2005, and October 3, 2005, we entered into Securities Purchase Agreements with McNab LLC, each in substantially the same form, pursuant to which we sold nonnegotiable 2% secured convertible promissory notes in the aggregate principal amount of $595,000, and common stock purchase warrants to purchase up to 23,800,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $595,000. The notes and warrants are on substantially the same terms as the notes and warrants issued to Southridge, as described above.

Debt Issuance to Southridge Partners LP.

On December 7, 2005, we issued a promissory note in the original principal amount of $200,000 to Southridge Partners LP. The note matured on February 10, 2006.  It accrues interest on the unpaid principal balance at a rate of 8% per year. On March 29, 2006, the maturity date was extended to July 20, 2006. In the event of a default, the annual interest rate will increase to 18% and Southridge may, at its option, demand immediate payment of all amounts due under the promissory note.

Going Concern and Financing Requirements

The report of our independent registered public accounting firm dated March 27, 2006 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we had an accumulated deficit of approximately $36,471,554 as of December 31, 2005. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our consolidated audited interim financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $7,033,387.

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

Critical Accounting Policies

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2005 and 2004 include valuation of available for sale marketable securities pursuant to SFAS No. 115, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation of all components of derivative liabilities, valuation and related amortization of intangible assets and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

Impairment of Long-lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

The connection with the disposition of True To Form, we disposed of $1,469,108 of goodwill that was recorded as part of the acquisition.

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

During the year ended December 31, 2005, the Company recognized and charged to operations an impairment charge of $525,986 in connection with non-recoverable license technology. There were no impairment charges recognized during the year ended December 31, 2004.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company generated revenues only through its wholly-owned subsidiary. These revenues were included as a component of discontinued operations.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

Basic and Diluted Loss Per Share

  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. At December 31, 2005 and 2004, the Company had approximately 974,000,000 and 307,000,000 potential common share equivalents. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2005 and 2004, respectively. Accordingly, the basic and diluted EPS are the same.

Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123.

There were no related grants or issuances in 2005 and 2004, respectively.

Impact Of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS No. 123R will have a material impact on our results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, we have adopted SFAS No. 123(R).

In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”. EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which had a material effect on our financial position, results of operations and cash flows.

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial position, results of operations and cash flows.

Risks Related to Our Business

We have a history of operating losses, and there is no assurance we will achieve profitability in the future. If we cannot obtain additional capital required to fund our operations and finance our growth, our business will suffer.

We have a history of operating losses. During the fiscal years ended December 31, 2005, and December 31, 2004, we recorded net losses available to common stockholders of $6,109,806 and $2,998,429, respectively. As of December 31, 2005, we had an accumulated deficit of $36,471,554. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability. The continued development of our current technologies or acquisitions of new technologies will require additional capital. If we are unable to generate additional capital through our operations, we will be required to resort to financing activities. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business.

If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. Our inability to obtain adequate financing will result in the need to curtail business operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we raise additional funds through the sale of equity or convertible securities,

·    the ownership percentage of our common stock will be reduced;

·    the value of our stock may be diluted;

·    we may issue securities that have rights, preferences and privileges senior to our common stock; and

·    the terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand, thereby increasing the price of our stock.

 We have a going concern qualification in the report by our independent registered public accounting firm for our financial statements for the year ended December 31, 2005, which may make capital raising difficult and may require us to scale back or cease operations.

The report of our independent registered public accounting firm dated March 27, 2006 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Private Equity Credit Agreement dated January 10, 2006 with Brittany Capital Management. We have registered the resale of 100,000,000 shares of common stock we may issue under this agreement pursuant to our current registration statement.

The number of shares we have to issue for a given draw down under the Private Equity Credit Agreement has an inverse relationship to our market price. Therefore, the lower our market price, the less we will be able to raise by issuing the 100,000,000 registered shares to Brittany. In the event we have additional financing needs after we have exhausted the shares being registered under the registration statement, we will need to find alternative methods of financing our operations or registering additional shares to be issued under the Private Equity Credit Agreement.

In addition, our access to funds under the Private Equity Credit Agreement may be limited by the following factors:

·    Maximum Put Amount. The maximum amount of each put is equal to the lesser of (a) $500,000, or (b) 500% percent of the weighted average volume for the 20 trading days immediately preceding the put date.

·    9.99% Cap. Our Private Equity Credit Agreement provides that in no event shall the number of shares issuable to Brittany cause it to own in excess of 9.99% of the then outstanding shares of our common stock. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

·    Authorized Shares of Common Stock. At the market price of our common stock as of January 10, 2006, it would require 1,020,408,163 shares to draw down the full $15,000,000 available under the agreement, and we had only 19,548,563 shares of common stock available for issuance as of March 30, 2006.  We believe it will be necessary for our shareholders to approve an increase to the common stock available for issuance under our Certificate of Incorporation, whether by increasing the number of shares we are authorized to issue, effecting a reverse split of our common stock (thereby decreasing the number of shares outstanding), or both.

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

Recently, we have expanded our operations to pursue existing and potential new market opportunities. This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources. To manage our growth effectively, we must, among other things:

·    successfully attract, train, motivate and manage a larger number of employees for sales and customer support activities;

·    control working capital requirements; and

·    improve the efficiency of our operating, administrative, financial and accounting systems, procedures and controls.

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

RISKS RELATED TO OUR COMMON STOCK

We believe that Brittany and other stockholders intend to sell their shares of common stock in the market, which sales may cause our stock price to decline.

Brittany may sell in the public market up to 100,000,000 shares of common stock. Such sales may cause our stock price to decline. Specifically,

·    Existing stockholders will experience substantial dilution if we draw down the maximum amount of shares of common stock registered (approximately 30% of our outstanding shares after giving effect to the issuance, based on the shares outstanding as of March 15, 2006). The risk associated with the possible sale of a large number of shares issued under the equity line could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.

·    Because Brittany is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our common stock market price does decline, this could further accelerate sales of our common stock.

·    To the extent Brittany sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Brittany to sell greater amounts of common stock, the sales of which would further depress the stock price.

·    Actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the Private Equity Credit Agreement could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

If the market price of our common stock falls below $0.03 per share for 10 consecutive trading days, holders of the notes may require us to prepay (within 60 days of the receipt of a notice of such election) the principal outstanding at the time of such prepayment plus a premium equal to 140% of the principal amount being prepaid. If we cannot prepay the notes, we will be in default, and the holders of the notes will have the remedies available to creditors. All of our assets are subject to security agreements, and the holders of these notes, in the event of default, could foreclose and liquidate some or all of our assets. The claims of our creditors to our assets are senior to those of our stockholders. Accordingly, $718,000 is included in accounts payable and accrued expenses as a contingent liability in the event that the note holders assert this prepayment penalty. As of March 24, 2006, only one of the note holders has made the assertion, and in accordance with the assertion, during March 2006, the Company paid $10,000, representing 40% of the note, to the note holder.

If an active and liquid market for our common stock does not develop, or is not sustained, it may be difficult for investors to resell their shares. As a result, they may not be able to sell their shares when they want.

Our common stock is not traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the NASDAQ Capital Market. It is quoted on the less recognized OTC Bulletin Board. This factor may impair an investor’s ability to sell his shares when he wants and/or could depress our stock price. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares. Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because of an SEC rule imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These factors severely limit the liquidity of our common stock and likely have a material adverse effect on our market price and on our ability to raise additional capital. We cannot predict the extent to which investor interest in our stock, if any, will lead to an increase in our market price or the development of a more active trading market or how liquid that market might become.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell these shares due to suitability and disclosure requirements.

Due to the current price of our common stock $0.0051 on March 27, 2006, many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

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

Our stock price has been volatile. From January 1, 2005 to March 27, 2006, the trading price of our common stock ranged from $0.005 to $0.108. Many factors may cause the market price of our common stock to fluctuate, including:

·    variations in our quarterly results of operations;

·    the introduction of new products by us or our competitors;

·    acquisitions or strategic alliances involving us or our competitors;

·    future sales of shares of common stock in the public market; and

·    market conditions in our industries and the economy as a whole.

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

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have not paid dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future. In addition, before we may pay any dividends with respect to our common stock, we must pay the holders of our preferred stock an equivalent dividend. If we determine that we are in the position to declare a dividend, the amount of the dividend we ultimately declare may be substantially reduced as the result of our obligations under the terms of our preferred stock.

The sale of material amounts of common stock under our registration statement could encourage short sales by third parties and further depress the price of our common stock.

The significant downward pressure on our stock price caused by the sale of a significant number of shares under the Private Equity Credit Agreement could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

Our charter, bylaws and Delaware law may deter takeovers.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

·    the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

·    the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

·    the limitation that directors may be removed only for cause by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote; and

·    advance notice requirements for stockholder proposals and director nominations.

RISKS RELATING TO CORPORATE GOVERNANCE

We are not subject to the same corporate governance standards as listed companies. This may affect market confidence and company performance. As a result, our business could be harmed and the price of our stock could decrease.

Registered exchanges and the Nasdaq National Market have adopted enhanced corporate governance requirements that apply to issuers that list their securities on those markets. These standards deal with the rights and responsibilities of a company’s management, its board, shareholders and various stakeholders. How well companies are run may affect market confidence as well as company performance. Our common stock is quoted on the OTC Bulletin Board, which does not have comparable requirements. As a result, our business and the price of our stock may be adversely affected.

For instance, we are not required to have any independent directors and we do not have independent directors. Therefore management has significant influence over decisions made by the Board on behalf of the stockholders.

In some circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. We do not have a policy to resolve conflicts of interest and we are not required to have one. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our other stockholders in general, these persons may have interests different than our shareholders.

Our administrative costs and expenses resulting from new regulations have increased, adversely affecting our financial condition and results of operations.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 and SEC rules adopted thereunder. These regulations increased our legal and financial compliance and made some activities more difficult, time-consuming and costly. Our expenses will continue to increase as we continue to implement these new regulations.

New corporate governance requirements have made it more difficult to attract qualified directors. As a result, our business may be harmed and the price of our stock may be adversely affected.

New corporate governance requirements have increased the role and responsibilities of directors and executive officers of public companies. These new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as members of our board of directors.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountant. Unless the SEC delays the date on which this requirement becomes effective, we will first have to include our assessment of our internal control over financial reporting in our annual report for fiscal year ending December 31, 2007. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If management cannot assess our internal control over financial reporting as effective, or our independent auditors are unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheet as of December 31, 2005	29

Consolidated Statements of Operations for the years
ended December 31, 2005 and December 31, 2004	30

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2005 and December 31, 2004	31

Consolidated Statements of Cash Flows for the years
ended December 31, 2005 and December 31, 2004	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Matrechs, Inc.

We have audited the accompanying balance sheet of Global Matrechs, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Matrechs, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficit, a stockholders’ deficit and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
March 27, 2006

GLOBAL MATRECHS, INC.
BALANCE SHEET
DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,993
Investment in available for sale marketable securities	108,666
Note receivable	50,000
Inventory	28,590
Prepaid expenses	20,045
TOTAL CURRENT ASSETS	275,294

OTHER ASSETS
Investment, at cost	51,949
Note receivable	250,000
TOTAL ASSETS	$577,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,405,352
Note payable	200,000
Convertible notes payable - net of debt discount	4,590,456
Derivative liability	1,112,873
TOTAL CURRENT LIABILITIES	7,308,681
Convertible preferred stock	4,211,062

STOCKHOLDERS’ DEFICIT:

Preferred stock, Series H, $.01 par value, 13,500 shares authorized, 12,442
shares issued and outstanding, convertible, participating, $12,442,000 liquidation value	124
Preferred stock, Series I, $.01 par value, 490.5 shares authorized, 490.5 shares
issued and outstanding, convertible participating, $49,050 liquidation value	5
Common Stock, $.0001 par value, 300,000,000 shares authorized 146,692,292 shares	14,669
issued and outstanding
Additional paid-in capital	25,634,183
Accumulated deficit	(36,471,554)
Accumulated other comprehensive loss	(119,927)
TOTAL STOCKHOLDERS’ DEFICIT	(10,942,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$577,243

See accompanying notes to audited financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues	$125	$620
Cost of Revenues	30	558
Gross Profit	95	62
Operating expenses
Bad debt expense (recovery)	250,000	(47,232)
Depreciation and amortization	147,933	197,244
Loss on impairment	525,986	—
Settlement expense	175,000	—
General and administrative	1,621,909	1,321,161
Total operating expenses	2,720,828	1,471,173
Loss from continuing operations	(2,720,733)	(1,471,111)

Other income (expense):
Interest expense	(5,529,463)	(1,621,520)
Change in fair value of derivative instruments	2,928,808	(87,171)
Other income, net of expense	—	211,395
Interest income	20,962	—
Total other expense, net	(2,579,693)	(1,497,296)

Net loss from continuing operations	(5,300,426)	(2,968,407)

Discontinued operations
Loss from discontinued operations (including loss on disposal of $383,524 and loss on disposal of $124,385 in 2005 and 2004, respectively)	(809,380)	(30,022)
Loss on discontinued operations	(809,380)	(30,022)
Net loss applicable to common shareholders	(6,109,806)	(2,998,429)

Comprehensive loss
Unrealized loss on available for sale marketable securities	(119,927)	—

Total comprehensive loss	$(6,229,733)	(2,998,429)

Net loss per share -- basic and diluted
Net loss from continuing operations	$(0.06)	$(0.18)
Net loss from discontinued operations	(0.01)	(0.00)
Net loss per share -- basic and diluted	$(0.07)	$(0.18)

Weighted average number of shares outstanding during the year -- basic and diluted	85,743,341	16,790,165

See accompanying notes to audited financial statements.

GLOBAL MATRECHS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

								Accumulated
						Additional		Other
	Preferred		Common		Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Deficit
Balance, December 31, 2003	13,500	$135	14,999,157	$1,500	$(8,659)	$20,217,426	$(27,363,319)	$—	$(7,152,917)
Issuance of Series I preferred stock	490	5							5
Receipt of Treasury stock			(4,905,000)	(490)	(318,825)	319,312			(3)
Issuance of Common Stock			2,151,081	215		104,850			105,065
Beneficial conversion feature on promissory notes, net of expenses						526,459			526,459
Issuance of warrants for services rendered						258,942			258,942
Conversion of Series H preferred stock to common stock	(150)	(2)	1,500,000	150		(148)			—
Conversion of temporary equity to common stock			22,150,193	2,215		818,269			820,484
Acquisition of True To Form Ltd.			10,000,000	1,000		599,000			600,000
Net loss							(2,998,429)		(2,998,429)
Balance, December 31, 2004	13,840	138	45,895,431	4,590	(327,484)	22,844,110	(30,361,748)	—	(7,840,394)
Retirement of treasury stock					327,484	(327,484)			—
Conversion of temporary equity to common stock			46,129,230	4,613		2,296,912			2,301,525
Conversion of Series H preferred stock to common stock	(908)	(9)	9,080,000	908		(899)			—
Conversion of promissory notes to common shares			5,927,854	593		234,913			235,506
Beneficial conversion feature on promissory notes						250,000			250,000
Equity line advances			47,376,816	4,737		480,393			485,130
Issuance of common stock for services			2,282,961	228		138,032			138,260
Issuance of stock options for services						15,799			15,799
Cancellation of stock warrants						(227,593)			(227,593)
Cancellation of shares - discontinued operations			(10,000,000)	(1,000)		(70,000)			(71,000)
Net loss							(6,109,806)		(6,109,806)
Accumulated other comprehensice loss								(119,927)	(119,927)
Balance, December 31, 2005	12,932	$129	146,692,292	$14,669	$—	$25,634,183	$(36,471,554)	$(119,927)	$(10,942,500)

See accompanying notes to audited financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,109,806)	$(2,998,429)
Adjustments to reconcile net loss to cash used in
operating activities:
Amortization of intangibles	147,933	197,244
Recovery of bad debts	—	(47,232)
Asset impairment charge	525,986	—
Change in fair value of warrants	(2,928,808)	57,639
Change in fair value of conversion feature-preferred stock	—	29,534
Stock, warrants and options granted in exchange for services rendered	300,734	—
Amortization of beneficial conversion feature	4,469,525	1,920,245
Loss from discontinued operations	809,380	124,385
Change in operating assets and liabilites:
Accounts receivable	—	321,650
Inventory	(28,590)	—
Prepaid expenses	(5,528)	65,344
Accounts payable	1,041,432	(137,453)
Net cash used in operating activities	(1,777,742)	(467,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of Tulix loan	72,858	—
Loan to Tulix	—	(71,225)
Issuance of note receivable	(50,000)	—
Purchase of investments	(228,593)	—
Net cash used in investing activities	(205,735)	(71,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of loan payable	200,000	—
Proceeds from issuance of convertible loans payable	1,270,000	597,950
Proceeds from equity line	450,000	—
Net cash provided by financing activities	1,920,000	597,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,477)	59,652
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131,470	71,818
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,993	$131,470

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred shares into 55,209,230 and 46,129,230 shares of common stock in 2005 and 2004, respectively	$2,301,525	$820,484
Conversion of notes payable into 5,927,854 shares of common stock	$235,506	$—

See accompanying notes to audited financial statements.

Note 1 - Organization and Basis of Presentation

(A)	Organization

Global Matrechs, Inc. f/k/a Homecom Communications, Inc. (“The Company”) markets and sells technologies licensed from Eurotech to manufacturers and other parties.

Prior to May 31, 2004, we derived revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. On May 31, 2004, we sold substantially all of our assets used in the operation of our hosting and web site maintenance business. We have kept a 15% interest in the surviving entity. As a result of this sale, our business consisted exclusively of the marketing of technologies licensed from Eurotech, Ltd. under a licensing agreement dated May 22, 2003.

On December 31, 2004, we completed the acquisition of True To Form, Ltd. (“True To Form”, (“TTF”)), a maker of specialized lighting products for a range of markets. As a result of this transaction, TTF became our wholly owned subsidiary. The sole shareholder of TTF was, prior to the acquisition, a member of our Board of Directors. Following the acquisition, this individual continued as the President of TTF and served as Executive Vice President of the Company. The acquisition was a result of arm’s length negotiations and was unanimously approved by the disinterested members of our Board of Directors.

On December 29, 2005, we completed the sale of TTF back to its original owner. Our primary source of operating revenue had been, prior to this sale, the specialty lighting group. However, during 2005, TTF was unprofitable. As a result of this sale, we no longer hold any equity interest in TTF. During 2005, the accompanying financial statements account for the disposal of TTF as a component of discontinued operations. See note 15.

(B)	Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to (i) make estimates and assumptions that affect the reported amounts of assets and liabilities, (ii) disclose contingent assets and liabilities at the date of the financial statements, (iii) prepare the financial statements as a going concern and (iv) report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $6,109,806 and net cash used in operations of $1,777,742 for the year ended December 31, 2005 and a working capital deficiency of $7,033,387 accumulated deficit of $36,471,554 and a stockholders’ deficit of $10,942,500 at December 31, 2005.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. During 2005, the Company sold its formally wholly-owned subsidiary TTF, this represented all significant revenues generated by the Company in 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is planning to obtain additional capital principally through the sale of debt and equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Significant Accounting Policies

(A) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2005 and 2004 include valuation of available for sale marketable securities pursuant to SFAS No. 115, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation of all components of derivative liabilities, valuation and related amortization of intangible assets and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(B) Principles of Consolidation

The Company sold its wholly-owned subsidiary on December 29, 2005. There are no intercompany eliminations at December 31, 2005.

(C) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Marketable Securities

We classify our investments as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115. “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). We do not have any investments classified as “trading”. Investments that we intend to hold for more than one year are classified as long-term investments.

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identifications method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

At December 31, 2005, we maintained a portfolio consisting of common stock of one publicly traded entity.

The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2005 and 2004.

(E) Non-Marketable Securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company is currently carrying this investment as a non-current asset due to the likelihood and expectation of not liquidating the investment within the next twelve months.

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There were no impairment losses charged to operations during the years ended December 31, 2005 and 2004.

(F) Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

There were no impairment charges taken during the years ended December 31, 2005 or 2004, respectively.

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

During the year ended December 31, 2005, the Company recognized and charged to operations an impairment charge of $525,986 in connection with non-recoverable license technology. There were no impairment charges recognized during the year ended December 31, 2004.

In connection with the disposition of TTF, the Company disposed of $1,469,108 of goodwill that was recorded as part of the acquisition. See note 15.

(G) Derivative Liabilities

As described further in Note 8, during the year ended December 31, 2005, the Company sold $1,270,000 of convertible debt along with 54,042,423 freestanding warrants. In connection with the debt funding in 2005, the Company recorded an aggregate derivative liability of $2,486,059 for the warrants and a corresponding debt discount of $1,268,032. The net derivative liability for these warrants upon remeasurement at December 31, 2005 was $425,215. The net amount included amortization of a related debt discount to interest expense totaling $399,986. At December 31, 2005, the Company remeasured its convertible preferred stock conversion option at fair value which aggregated $666,499.

In order to determine whether the Company had a derivative liability the Company reviewed Emerging Issues Task Force (“EITF’) - EITF 05-02, “The Meaning of Convertible Debt Instrument in Issue No. 00-19”.

Pursuant to the terms of the convertible debt and the detachable warrants issued, management determined that the warrants do not qualify as equity instruments under the provisions of EITF No. 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, and, therefore, should also be accounted for as derivatives under the provisions of SFAS No. 133. In addition, as a result of the previously issued convertible preferred stock and under the provisions of EITF No. 00-19, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants after considering the commitment to potentially issue common stock under terms of the convertible preferred stock if there should ever be an event of default or upon actual conversion.

As such, effective with the issuance of the convertible preferred stock, the fair value of all non-employee options and warrants are accounted for as derivative liabilities under the provisions of SFAS No. 133. Changes in the fair value of the non-employee options and warrants will be recorded through earnings at each subsequent reporting period, so long as they continue to not qualify for equity classification. Non-employee options and warrants that are ultimately settled in common stock will be remeasured prior to settlement then reclassified to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings during the periods in which they were recognized.

At December 31, 2005, the Company had various convertible redeemable preferred stock and warrants that were accounted for pursuant to the provisions of SFAS No. 133, EITF No. 00-19 and EITF No. 05-2.

(H) Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company generated revenues only through its wholly-owned subsidiary. These revenues were included as a component of discontinued operations.

(I) Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123. See note 8.

(J) Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2005 and 2004 were $600 and $0, respectively.

(K) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(L) Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. At December 31, 2005 and 2004, the Company had 974,000,000 and 307,000,000 potential common share equivalents. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2005 and 2004, respectively. Accordingly, the basic and diluted EPS are the same.

(M) Comprehensive Income (Loss)

The Company computes comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income arises out of the Company’s accounting policy for available-for-sale securities. For the year ended December 31, 2005, the Company reported a Comprehensive loss of $119,927 which was attributed to an unrealized loss on available for sale marketable securities.

(N) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including inventory, certain notes receivable, investments in available for sale marketable securities, accounts payable and accrued expenses, loans payable and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(O) Segments

In connection with the sale of TTF on December 29, 2005, the Company only has one reportable and identifiable segment. Therefore, the presentation of segment analysis pursuant to SFAS No. 131 is not required.

(P) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS No. 123R will have a material impact on our results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, we have adopted SFAS No. 123(R).

In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”. EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which had a material effect on our financial position, results of operations and cash flows.

In July 2005, the FASB issued FASB Staff Position (“FSP”) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares”. FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial position, results of operations and cash flows.

(Q) Reclassifications

Certain amounts in the year 2004 financial statements have been reclassified to conform to the year 2005 presentation. The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 4 - Investment - Marketable and Non-Marketable Securities

(A) Marketable Securities

The composition of marketable securities at December 31, 2005 is as follows:

	Cost	Fair Value	Unrealized Loss
Common stock	$228,593	$108,666	$119,927

There was minimal investment income for the year ended December 31, 2005. There were no such investments in 2004.

(B) Non-Marketable Securities

Prior to 2005, the Company obtained an interest in a private company in exchange for $51,949. The value of this investment at December 31, 2005 and 2004 was $51,949.

Note 5 - Inventory

Inventory consists of finished goods of NuCap products and is stated at the lower of cost or market utilizing the first-in, first-out method. At December 31, 2005, the Company had $28,590 of finished goods. During 2005 and 2004, there were no write-downs or obsolescence charges recorded.

Note 6 - Notes Receivable

In December 2005, the Company advanced working capital to an unrelated third party for $50,000 and recorded a note receivable. Pursuant to the terms of the note, the instrument had a stated interest of $12,500, was unsecured and due January 20, 2006. At January 20, 2006, the note was in default. The Company negotiated an extension through April

20, 2006. At December 31, 2005, the Company reflects a current asset of $50,000 for note receivable. At December 31, 2005, the remaining $12,500 for interest receivable had not been recorded since it was not due until the note’s maturity date.

On December 29, 2005, in connection with the sale of TTF, the Company as partial consideration recorded a note receivable totaling $250,000. See note 15.

Note 7 - Notes Payable

On December 7, 2005, the Company borrowed $200,000 from Southridge, maturing on February 10, 2006, bearing interest at an annual rate of 8%.  On March 29, 2006, the maturity date was extended to July 20, 2006.

Note 8 - Derivative Liabilities and Convertible Notes Payable

(A)	Convertible Promissory Notes Payable with Warrants

On various dates during 2005, the Company borrowed an aggregate $1,270,000 from two unrelated third parties pursuant to the terms of a convertible promissory note. Under the terms of these agreements, the convertible notes bore interest of 2%, were unsecured and due twenty four months from their issuance.

These convertible promissory notes were issued with warrants having expiration dates ranging from two to five-years. The investors were granted an aggregate 50,800,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.025 per share.

Pursuant to EITF No. 00-19 and EITF No. 05-2, on the issuance date, the Company recorded a derivative liability for the fair value of the warrants issued. The initial value of these warrants was $2,486,059. At December 31, 2005, upon remeasurement, these warrants were recorded as a derivative liability totaling $425,215 with the resulting change of $2,154,738 recorded as a change in fair value of derivative instruments. The Company followed the provisions of APB No. 14 in connection with the valuation of the embedded conversion option. As a result, the Company recorded a debit to interest expense and credit to notes payable for $1,218,027. The entire amount was charged to interest expense since the fair value of the warrants exceeded the face amount of the gross proceeds raised. Additionally, the convertible promissory notes were not subject to fair value remeasurement pursuant to EITF No. 05-2.

The following weighted average assumptions were used on the issuance dates of the convertible debt instruments for purposes of determining the fair value of the freestanding warrants during 2005:

Exercise price	$0.025
Expected dividend yield	0%
Expected volatility	200% - 214%
Risk free interest rate	4.25%
Expected life of warrant	5 years

Additionally, the Company determined that the fair value of the warrants granted in 2005 was $146,675. At December 31, 2005, upon measurement, these warrants were recorded as a derivative liability of $21,159, with the resulting change of $125,516 recorded as a change in fair value of derivative instruments. See Note 9(B)(iv).

The following weighted average assumptions were used on the grant dates for purposes of determining the fair value of the 3,242,423 warrants granted in 2005:

Exercise price	$0.025
Expected dividend yield	0%
Expected volatility	200%
Risk free interest rate	4.25%
Expected life of warrant	5 years

At December 31, 2005, the Company remeasured all 69,042,423 of its outstanding warrants classified as derivative liabilities using the following weighted average assumptions:

Exercise price	$0.025
Expected dividend yield	0%
Expected volatility	190% - 214%
Risk free interest rate	4.25%
Expected life of warrant	5 years

The fair value of the derivative liability was $446,374 at December 31, 2005.

In connection with the above convertible debt issuances, the convertible debt and freestanding warrants issued were classified as conventional convertible debt pursuant to EITF 00-19. EITF 00-19 does not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).  Since the time that Issue No. 00-19 was issued, complex structures have arisen such that the term “conventional convertible debt instrument” is no longer adequately defined.

In Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF 00-19,” the EITF concluded that an instrument with the following characteristics should be considered “conventional” for purposes of applying Issue No. 00-19:

•	The holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion); and

•	The holder’s ability to exercise the option is based on either the passage of time or a contingent event.

As a result of applying the definitions of EITF 00-19 and EITF 05-2, the Company has accounted for the convertible debt financings pursuant to the provisions of APB No. 14, EITF No. 98-5 and EITF No. 00-27. The Company computed a debt discount on the aggregate $1,520,000 in convertible debt financing. The allocation was based on the allocable proceeds of the debt financings between the fair value of the beneficial conversion option of the related convertible debt instruments and detachable freestanding warrants. The Company began amortizing all debt discount to interest expense over the related term of the convertible debt. Upon full conversion of the convertible debt in November 2005, all remaining unamortized debt discount was charged to the statement of operations for the year ended December 31, 2005. The Company recorded the effect of the conversion by debiting interest expense and crediting additional paid in capital.

The terms of all of the 2% secured convertible promissory notes issued to McNab, Southridge, DeNuccio, Colonial and Deer Creek during 2004 and 2005, each in substantially the same form, are convertible into shares of our common stock at a conversion price of $0.02 and each of the warrants are exercisable for $0.025 per share of our common stock. The promissory notes mature in two years and the warrants expire in five years.

Should our common stock fall below $0.03 cents for ten consecutive trading days, any holder of these notes may force prepayment at 140% of the principle amount plus interest. Conversion and exercise rights are restricted in that any of these note or warrant holders may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of our common stock As of December 31, 2005, the stock price was below $0.03 where it has remained since October 2005. Accordingly, $618,000 is included in accounts payable and accrued expenses as a contingent liability in the event that the note holders assert this prepayment penalty. As of March 24, 2006, only one of the note holders has made the assertion, and in accordance with the assertion, during March 2006, the Company paid $10,000, representing 40% of the note, to the note holder.

On January 31, 2005, the Company entered into an Exchange Agreement with Woodward LLC pursuant to which we acquired convertible promissory notes, and have accordingly assumed all rights pertaining thereto, issued by Eurotech Ltd. The notes are currently in default and have an aggregate outstanding principal amount of $290,000. The notes carry a default annual interest rate of 18% and are past due in their entirety. In exchange for these notes, we issued to Woodward a promissory note in the principal amount of $250,000. Accordingly, no gain or loss was recognized in connection with the exchange agreement. See Note 14.

Under the terms of the exchange agreement, the Company issued a 2 year convertible promissory note to Woodward for $250,000. The promissory note provides for conversion into shares of common stock at a conversion price of $0.02. The Company allocated $250,000 to the beneficial conversion feature to be amortized over two years; the term of the promissory note. During 2005, the Company amortized $114,384 of the beneficial conversion feature to interest expense. In addition, should our common stock fall below $0.03 cents for ten consecutive trading days, any holder of these notes may force prepayment at 140% of the principle amount plus interest. Conversion and exercise rights are restricted in that any of these note or warrant holders may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of our common stock As of December 31, 2005, the stock price was below $0.03 where it has remained since October 2005. Accordingly, $100,000 is included in accounts payable and accrued expenses as a contingent liability in the event that the note holders assert this prepayment penalty.

The aggregate contingent liability for penalties relating to 140% forced repayment provisions included in all convertible promissory notes was $718,000 at December 31, 2005.

The warrants contain a cashless warrant provision. The holder may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, the Company would receive no proceeds upon such exercise. In the aggregate, the promissory notes contain common stock purchase warrants to purchase up to 68,300,000 shares of our common stock.

(i)	Brittany

On June 1, 2004, as part of the agreement to Issue Preferred Series I (see Note 8(a)),  the Company borrowed $75,000 from Brittany. Under the terms of the convertible promissory note, Brittany, at its option, can convert the note into 1,500,000 shares of common stock at a price of $.05 per share or 80% of fair market value, at the time of conversion. The Company allocated $60,000 to the beneficial conversion feature, to be amortized over a period of twenty-four months; the period in which the holder can convert. During 2005, the Company amortized $30,000 of the beneficial conversion feature to interest expense. During 2005, Brittany assigned this note to McNab LLC.

(ii)	McNab

During September 2004, the Company restructured its borrowings from McNab into a convertible promissory note of $542,950. Under the terms of the convertible promissory note, McNab, at its option, can convert the note into shares of common stock at a price of $.05 per share or 80% of fair market value, at the time of conversion. The Company allocated $325,770 to the beneficial conversion feature, to be amortized over a period of twenty-four months; the term of the promissory note. During July 2004, the Company borrowed an additional $82,950 from McNab under substantially the same terms. During 2005, the Company amortized $196,064 of the beneficial conversion feature to interest expense. On October 19, 2005, McNab converted $16,000 of these promissory notes into 828,966 shares of common stock.

The value of the warrants on these 2005 borrowings exceeded the proceeds received. Accordingly, the notes have been discounted in full and the excess of $248,423 has been charged to interest expense during the period. In addition, the beneficial conversion feature of these notes was valued at $906,400. Since the conversion is at the option of the holder, and the note has already been discounted in full due to the cashless warrant feature, the value of the beneficial conversion feature was amortized to interest expense in full during 2005.

(iii)	Southridge

On October 19, 2004, we entered into a securities purchase agreement with Southridge Partners LP. Southridge purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $250,000 and we issued it a warrant to purchase 10,000,000 shares of our common stock.

On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge Partners LP, one of our existing investors, whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrant to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment (see section E below for further discussion of the terms and conditions).

Under the terms of the purchase agreement, Southridge had the option, and at any time prior to July 1, 2005, to purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005. During the year ended December, 2005, Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of $425,000 and warrants to purchase up to 17,000,000 shares of our common stock. All of these transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act, as amended. On July 8, 2005, we and Southridge Partners LP terminated its option to purchase additional notes.

The value of the warrants on these borrowings exceeded the proceeds received. Accordingly, the notes have been discounted in full and the excess of $967,636 has been charged to interest expense during 2005. In addition, the beneficial conversion feature of these notes was valued at $1,702,500. Since the conversion is at the option of the holder, and the note has already been discounted in full due to the cashless warrant feature, the value of the beneficial conversion feature was amortized to interest expense in full during 2005.

(iv)	DeNuccio, Colonial and Deer Creek

On October 21, 2004, we entered into a securities purchase agreement with Dean M. DeNuccio. Mr. DeNuccio purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $25,000 and we issued to Mr. DeNuccio a warrant to purchase 1,000,000 shares of our common stock (see section E below for further discussion of the terms and conditions).

On November 5, 2004, we entered into a securities purchase agreement with Colonial Fund, LLC. Colonial purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $50,000 and we issued it a warrant to purchase 2,000,000 shares of our common stock (see section E below for further discussion of the terms and conditions). On October 26, 2005, Colonial converted this note into 2,549,444 shares of our common stock.

On December 3, 2004, the Company and Deer Creek Fund, LLC entered into a securities purchase agreement relating to the private placement of a 2% secured convertible promissory notes in the aggregate principal amount of $50,000 and a warrant to purchase 2,000,000 shares of its common (see section v below for further discussion of the terms and conditions). On October 26, 2005, Deer Creek converted this note into 2,549,444 shares of our common stock.

The value of the warrants on these borrowings exceeded the proceeds received. Accordingly, the notes have been discounted in full and the excess of $70,326 was charged to interest expense during 2004. In addition, the beneficial conversion feature of these notes was valued at $287,500. Since the conversion is at the option of the holder, and the note has already been discounted in full due to the cashless warrant feature, the value of the beneficial conversion feature was amortized to interest expense in full during 2004.

(v)	Woodward LLC

(B)	Convertible Promissory Note

During 2004, we entered into a securities purchase agreement with certain unrelated third parties. Total gross proceeds raised were $125,000. The notes bore interest at 2% and were secured by all assets. In connection with the issuance of these convertible promissory notes, the Company granted 5,000,000 warrants to purchase common stock. On October 26, 2005, these investors converted an aggregate $226,978 of note principal and accrued interest representing their entire outstanding debt in exchange for 5,098,888 shares of common stock.

(C)	Convertible Preferred Stock

In connection with the issuance of various series of Preferred Stock, the Company remeasured its convertible preferred stock conversion option at fair value, which aggregated $666,499 at December 31, 2005. See note 10.

The following table summarizes the derivative liabilities and convertible notes payable as of December 31, 2005:

Footnote reference	Description	Convertible Note Payable	Less: Debt discount	Convertible notes payable, net of debt discount	Derivative liability
8A(i)	Brittany	$62,500	$—	$62,500	$—
8A(ii)	McNab	2,051,036	468,833	1,582,203	153,834
8A(iii)	Southridge	3,252,500	498,528	2,753,972	239,934
8A(iv)	DeNuccio, Colonial and Deer Creek	87,500	10,103	77,397	31,447
8A(v)	Woodward	250,000	135,616	114,384	—
8(B)/12(B)	Series C Preferred Stock	—	—	—	58,813
8(B)/12(C)	Series E Preferred Stock	—	—	—	607,686
9(B)(iv)	Warrants issued for services	—	—	—	21,159

		$5,703,536	$1,113,080	$4,590,456	$1,112,873

Note 9 - Stockholders’ Deficit

(A) Preferred Stock Conversions

For the period January 1, 2005 through December 31, 2005, 12.4525 shares of Series B preferred stock, and 59.13 shares of Series C preferred stock, and 908 shares of Series H preferred stock were converted into 55,209,230 shares of common stock of the Company. See notes 3 and 4.

(B) COMMON STOCK, WARRANTS AND OPTIONS ISSUED FOR SERVICES

(i)
Since January 1, 2005, we have issued 2,286,961 shares of common stock in exchange for $138,260 of services rendered to unrelated consultants. These services were valued at the share price at issuance.

(ii)
During January 2005 we have issued options to purchase 2,974,775 shares of common stock to consultants. Pursuant to fair-value accounting, we used the Black-Scholes option pricing model, the fair value of these options have been computed at $15,799.

(iii)
During January 2005, the Company canceled its consulting agreement, dated December 16, 2004, with Trilogy Capital Partners. Upon termination, the Company canceled 5,750,000 of warrants issued to Trilogy having a fair value at original issuance of  $227,593.

(C) Common Stock Issued Under Equity Line of Credit

During 2005, in connection with our agreement with Brittany, we issued 47,376,816 shares of common stock for $485,130. This amount included $4,000 as a direct offering cost charged directly against additional paid-in-capital.

(D) Treasury Stock

During 2005, the Company formally cancelled and retired treasury stock aggregating $327,484.

Note 10 - Issuance Of Series B, C, and E Preferred Stock

(A) Series B Preferred Stock

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

The Series B Preferred Stock bears no dividends and is convertible at the option of the holder at the earlier of 90 days after issuance or the effective date of a registration statement covering the shares. The warrants are exercisable at any time and expire five years from the date of issuance, and accordingly expired on March 25, 2004.

During 2005, 12.4525 shares of Series B Preferred Stock were converted into 6,510,010 shares of Common Stock. As of December 31, 2005 all shares Series B Preferred Stock were converted into common stock.

(B) Series C Preferred Stock

On July 28, 1999, the Company completed a private placement of $3,500,000 principal amount of the Company’s Series C Convertible Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and warrants to acquire up to 59,574 shares of Common Stock (the “Series C Preferred Warrants”). The Warrants expired on July 27, 2004. The Series C Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 6% per year from issuance through August 14, 2004 at which time all stated increases ceased (such stated value, as increased from time to time, is referred to as the “Series C Stated Value”). Each Series C Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Series C Stated Value by the lesser of (a) $5.875, and (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion.

During 2005, 59.13 shares of Series C Preferred Stock were converted into 39,619,220 shares of common stock. As of December 31, 2005, 10.99 shares of Series C Preferred Stock remain outstanding.

(C) Series E Preferred Stock

On April 14, 2000, the Company completed a private placement of $2,127,000 principal amount of the Company’s Series E Convertible Preferred Stock, par value $.01 per share (the “Series E Preferred Stock”) and warrants to acquire 66,667 shares of common stock (the “Series E Preferred Warrants”). The warrants expired on April 14, 2005. The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year. Through August 14, 2004 at which time all stated increases ceased. Each Series E Preferred Share is convertible 120 days following the date of issuance, at the option of the holder, into such number of shares of common stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, or (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. As of December 31, 2005, all 106.35 shares remain outstanding.

Note 11 - Eurotech Transaction and Issuance of Series F, G and H Preferred Stock

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

On May 22, 2003, the Company issued 1,069 shares of the Company’s Series G Convertible Preferred Stock, par value $.01 per share. The Series G shares have a stated value of $1,000 per share. Each Series G Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing $1,000 per share by a number equal to 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. No holder of Series G Shares may convert Series G Shares into shares of common stock if the aggregate shares of Common Stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, the unconverted Series G Shares). The Series G Preferred Stock has no mandatory conversion date. In determining the accounting for the beneficial conversion feature, the Company allocated $986,223 to the preferred stock based on its relative fair value at the Issuance Date. The Company then allocated $153,413 of the Series G value to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return beginning on the date when the shares are first convertible. As of December 31, 2005, all 1,069 shares remain outstanding.

On September 30, 2003, the Company issued 13,500 shares of the Company’s Series H Convertible Preferred Stock, par value $.01 per share. Each Series H Share is convertible into 10,000 shares of common stock and has a stated value of $1,000 per share; provided, however, that no holder of Series H shares may convert Series H shares into shares of common stock if the aggregate shares of common stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of the calculation, the unconverted Series H Shares). During 2005, 908 shares of Series H Preferred Stock were converted into 9,080,000 shares of common stock. As of December 31, 2005, 12,442 shares remain outstanding.

See Note 14(a) for additional matters.

Note 12 - Issuance of Series I Preferred Stock

In June, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company’s common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000. As of December 31, 2005, the Company had borrowed $75,000. See note 6.

Note 13 - Stock Option Plans

The Company’s Employee Stock Option Plan (the “Stock Option Plan”) was adopted by the Company’s stockholders in September 1996 and amended in 2005. Shares of common stock may be sold or awarded to officers, key employees and consultants. On March 3, 1999 at a Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Stock Option Plan, which increased the number of shares reserved for issuance under the Stock Option Plan to 2,000,000 and in 2005 to 15,000,000 shares. Options granted under the Stock Option Plan may be either (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

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

Option activity under all of the stock option plans is summarized as follows:

	YEARS ENDED DECEMBER 31,
	2005		2004

		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE
		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE

Outstanding at beginning of year	1,287,419.33		387,419	2.32

Granted	1,600,000.05		900,000.03

Exercised

Forfeited	(900,000)	.04

Outstanding at end of year	1,987,419.33		1,287,419.33

Options exercisable at year end	1,987,419.33		1,287,419

Shares available for future grant	15,012,581		712,581

Weighted-average fair value of	0.04		0.03
options granted during this year at the shares’ fair value

The following table summarizes information about fixed options outstanding at December 31, 2005.
EXERCISE PRICE	SHARES	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE
$0.03 - $0.05	1,600,000	9
$0.59 - $0.75	231,095	4.2
$2.18 - $4.55	95,687	2.5
$6.00 - $6.13	60,637	2.1
	1,987,419	5.3

The pro forma impact on the Company’s net loss per share had compensation cost for all of the Company’s stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

	FOR THE YEARS
	ENDED DECEMBER 31,

	2005	2004

Loss applicable to common shareholders:
As reported	$(6,109,806)	$(2,998,429)
Pro forma	(6,153,306)	(3,013,329)
Basic and diluted income (loss) per share:
As reported	$(0.07)	$(0.18)
Pro forma	$(0.07)	$(0.18)

Note 14 - Commitments and Contingencies

(A) Legal Settlement and Related Loss Contingency Accruals

On February 9, 2005 Global Matrechs, Inc, filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. For its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also seeks the enforcement of the notes issued by Eurotech to Woodward, LLC which were assumed by Global Matrechs in the exchange agreement between Global Matrechs and Woodward on January 31, 2005. The complaint sought damages totaling $672,677 plus interest and attorney’s fees which are yet to be determined.

On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company for damages based upon an alleged breach of a written service agreement.

On March 15, 2006, a settlement was reached on both of the aforementioned matters.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H, convertible Preferred Stock to the Company in full settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech’s obligations to Woodward, which were assumed by the Company on January 31, 2005.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report. The Company also believes that the provisions of SFAS No. 5 as it pertains to contingencies is relevant literature for purposes of accruing a contingent loss.

At December 31, 2005, based on settlement date of March 15, 2006, the Company accrued a settlement liability and related settlement expense of $175,000. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 is payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006.

(B) Other Matters

From time-to-time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates the exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable.

Note 15 - Acquisitions, Divestitures and Discontinued Operations

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

On December 31, 2004 we acquired True To Form, Ltd. for total consideration of $1.1 million, consisting of $500,000 in notes to be held by True To Form and guaranteed by its assets and 10,000,000 shares of the Company’s common stock. The acquisition has been accounted for as a purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the public announcement of the transaction. The note is due in two payments with $100,000 due in 2005 and $400,000 due in 2010. The note accrues an interest rate of 8% per annum. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of True To Form:

Accounts receivable	$94,551
Inventories	67,906
Property and Equipment	28,430
Other assets	2,575
Goodwill	1,469,108
Current liabilities	(399,959)
Long-term liabilities	(162,611)

$1,100,000

During the first three quarters of 2005, True To Form was unprofitable. On December 29, 2005 we completed the transfer of all of the issued and outstanding capital stock of True To Form Ltd., Inc. back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and us. As a result of this sale, we no longer hold any equity interest in True To Form. The consideration was determined on the basis of these negotiations. The consideration for the sale of True To Form consists of:

·    the issuance by True To Form to us of a promissory note described below in the initial principal amount of $250,000, which note accrues interest at an annual rate of one percent plus the prime rate as reported by a nationally recognized commercial bank and has a maturity date of January 1, 2011;

·    the cancellation of our guaranty of the amounts owed under a promissory note issued by True To Form to Mr. Allen in connection with our acquisition of True To Form;

·    the surrender by Mr. Allen of the 10,000,000 shares of our common stock that were issued to him as partial consideration for our purchase of True To Form on December 31, 2004 and the cancellation of all other equity interest in Global Matrechs held by Mr. Allen. The shares were valued at $71,000 based on the quoted closing trading price of the Company’s common stock on December 29, 2005.

In addition, we agreed to the cancellation of amounts owed under a note issued by us to True To Form for working capital purposes in the aggregate amount of $280,000.

In connection with this transaction, Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs. This action was not, to the knowledge of any executive officer of the Company, because of a disagreement on any matter relating to the Company’s operations, policies or practices.

During the year ended December 31, 2005, we reported a loss on discontinued operations of $425,856, and a loss on disposition of $383,524 in connection with the disposition of True To Form.

The following is a summary of 2005 activities of True To Form:

Revenues	$1,016,078
Cost of revenues	585,602
Gross profit	430,476
Operating expenses
General and administrative	848,899
Operating loss	(418,423)

Other income (expense)
Interest expense, net	(7,433)

Net loss from discontinued operations	$(425,856)

Note 16 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of:

	December 31,

	2005	2004

Temporary differences:
Capital losses	$—	$167,000
Unrealized loss on marketable securities	48,000	—
Options and warrants issued for services	65,000	—
Net operating loss carryforward	9,302,000	8,125,000

Deferred tax asset	9,415,000	8,292,000
Valuation allowance	(9,415,000)	(8,292,000)

Net deferred tax asset	$—	$—

At December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $6.0 million which expire at various times through 2025. Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions from 1997 through 2005 have resulted in ownership changes as defined in Internal Revenue Code Section 382. As a consequence of these ownership changes, the utilization of the Company’s net operating loss carryforwards is significantly limited. Based on the cumulative losses in recent years and the limitation on the use of the Company’s net operating losses, management believes that a full valuation allowance should be recorded against the deferred tax asset.

The difference between the expected income tax benefit and the actual tax benefit computed by using the Federal statutory rate of 35% is as follows:
	Year ended December 31,
	2005	2004

Expected income tax (benefit) at statutory	$(2,181,000)	$(921,000)
Federal rate of 35%
State tax (benefit), net of Federal effect	(312,000)	(132,000)
Adjustment to prior year’s valuation allowance	(263,000)	—
Permanent differences	1,633,000	844,000
Increase in valuation allowance	$1,123,000	$209,000
	—	—

Note 17 - Subsequent Events

Investing and Financing Transactions

For the period January 1, 2006 through March 30, 2006, the Company converted .99 of Series C preferred stock into 3,202,374 shares of common stock, converted 106.40 shares of Series E preferred stock into 15,582,175 shares of common stock, converted 150 shares of Series G preferred stock into 26,566,415 shares of common stock, converted 2,280 shares of Series H preferred stock into 22,800,000, converted $9,000 of promissory notes into 1,884,902 shares of common stock and issued 63,148,279 shares of common stock to Brittany under the terms of the January 2006 Private Equity Credit Agreement.

Private Equity Credit Agreement

Summary. On January 10, 2006, we entered into the Private Equity Credit Agreement with Brittany Capital Management Limited, a limited liability company organized and existing under the laws of The Bahamas. Under the Private Equity Credit Agreement, we may draw up to $15 million from time to time, at our discretion, in exchange for shares of our common stock, subject to conditions outside of the control of Brittany further described below.

Put Shares. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. For a given put, we must deliver a notice to Brittany indicating the dollar amount we wish to draw down. Five trading days after delivery of this notice, Brittany must deliver this amount in two equal installments, one each on the fifth and tenth trading day following the delivery of the notice. In exchange, we must issue to Brittany, in the case of the first installment, the number of shares of common stock obtained by dividing the amount of the installment by 92% of the average of the three closing bid prices immediately preceding the installment date, and in the case of the second installment, the number of shares obtained by dividing the amount of the installment by 92% of the average of the three lowest closing bid prices during the ten trading day period immediately preceding the installment date. We refer to the shares we sell under the agreement as “put shares.” The issuance of put shares to Brittany are to take place from time to time, at our discretion, over the course of a commitment period extending 36 months after the effective date of our registration statement.

We are required to draw down a minimum of one million dollars. If we draw a lesser amount, we must pay Brittany an amount equal to nine percent of the difference between that amount and the minimum. Based on our current assessment of our financing needs, we intend to draw in excess of the one million dollar minimum.

Blackout Shares. If we suspend sales of common stock pursuant to this registration statement within 15 trading days of a sale of common stock to Brittany and our stock price declines during the suspension period, we will be required to issue that number of additional shares of our common stock which, when combined with the shares purchased during the 15 trading days immediately preceding the suspension, will equal the number of shares Brittany would have received had the purchase been made at the conclusion of the suspension period (at the lower per share price). Any obligation to deliver blackout shares arising under the Private Equity Credit Agreement would be irrevocable, and Brittany would have no discretion regarding whether or not to receive them.

Fees. We are required to pay Greenfield Capital Partners, LLC, a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amounts we draw down from the equity line as consideration for services related to the establishment of the Private Equity Credit Agreement.

Litigation settlement

On March 15, 2006, a settlement was reached in connection with the Eurotech and Nadell litigations.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H Preferred Stock to the Company in full settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech’s obligations to Woodward, which were assumed by the Company on January 31, 2005.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report. As a result, the Company relied on AU Section 560 and believed that this is a Type 1 subsequent event requiring accounting recognition and valuation at December 31, 2005. The Company also believes that the provisions of SFAS No. 5 as it pertains to contingencies are relevant literature for purposes of accruing a contingent loss.

Other

On January 10, 2006, the Company granted 6,584,844 in warrants.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

However, during the course of this evaluation, our chief executive officer and chief financial officer made the following observations:

•	We have restated certain financial information contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

•
Due to the significant commitment of Company time and resources required in connection with the review of our financial statements and the auditing of our 2004 financial statements, we did not timely file our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 or our quarterly reports on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Management concluded that the problems set forth above did not necessitate a conclusion that our disclosure controls and procedures were ineffective as of December 31, 2005. First, our management has concluded that the problems set forth above were largely the result of inadequate staffing, competence and segregation of duties in our accounting and financial reporting functions and insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, which we have addressed by retaining an outside consultant to assist with some of the highly technical issues relating to the company’s capital structure. Second, we were able to timely file both our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 and this annual report on Form 10-KSB, indicating that the issues relating to the timeliness of our reporting have been successfully addressed.

Management believes that additional progress in strengthening our disclosure controls and procedures will continue throughout fiscal year 2006. To further ensure that our disclosure controls and procedures continue to be effective, we intend to hire an accounting professional to increase our capabilities related to interpretive research into complex accounting issues promptly after we raise sufficient financing to permit us to do so.

Management continues to consider methods to improve the quality and timeliness of reporting and will continue to evaluate and address any issues it identifies relating to the processes and resources necessary for effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

From time to time between December 1, 2005 and March 27, 2006, we issued and sold an aggregate 93,974,467 shares pursuant to private equity line credit agreements. We received gross cash proceeds of $568,355 in consideration for the sold shares. The sold shares constitute greater than 5% of our issued and outstanding common stock. The shares were sold to the purchaser at a discount of 8% to the market price per share. We are required to pay a placement fee equal to 1% of any proceeds received under the private equity line credit agreements. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as a sale to an accredited investor not involving any public offering. The resale of the shares is registered under the Securities Act pursuant to a registration statements on Form SB-2 (File nos. 333-126526 and 333-131106). We have used or intend to use the proceeds from these issuances for general corporate purposes.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Board Composition. Our board of directors is divided into three classes, each of which serves a three-year term. The term of one class of directors expires each year at the annual meeting of stockholders. Each director also continues to serve as a director until his or her successor is duly elected and qualified. Thomas L. Folsom is a Class I director, K. Ivan F. Gothner is a Class II director and Michael Sheppard is a Class III director. Mr. Sheppard was elected at a special meeting of our stockholders held on March 22, 2004. Mr. Folsom and Mr. Gothner were appointed to fill vacancies left by the resignations of previous directors. Ordinarily, the three classes of directors serve for staggered terms of three years each. However, because we have not had an annual meeting since June 29, 2000, our three current directors will serve until our next annual meeting of stockholders and thereafter until a successor is duly elected and qualified. In the event we have a 2006 annual meeting, the term of our Class I director would next expire at our 2007 annual meeting of stockholders, the term of our Class II director would next expire at our 2008 annual meeting of stockholders, and the term of our Class III director would next expire at our 2009 annual meeting of stockholders.

Executive Directors and Officers. Our directors and executive officer are as follows:

Name	Age	Position
Michael Sheppard	56	Chief Executive Officer, President, Acting Chief Financial Officer, Chief Operating Officer, and Chairman of the Board
Thomas L. Folsom	53	Director
K. Ivan F. Gothner	47	Director

Michael Sheppard has served as our president, chief operating officer and chief financial officer since July 2004. He has served as our acting chairman of our board of directors since November 2001. From May 2003 to July 2004, he served as our vice president and chief operating officer of our licensed technology division. From December 2002 to May 2003, he served as a consultant to our company. From 1997 to December 2002, he served as the president and chief operating officer of Technest Holdings, Inc. (f/k/a Financial Intranet, Inc.). From 1995 to 1997, Mr. Sheppard served as the chief operating officer of Freelinq Communications, a provider of real time video-on-demand via ATM/XDSL technology. From 1992 to 1995, he served as the chief executive officer of MLS Lighting Ltd., a company in the entertainment sector. From 1980 to 1992, Mr. Sheppard served as the president of Lee America, a Westward Communications Company. Mr. Sheppard received a BA and an MFA from New York University.

Thomas L. Folsom has served on our Board of Directors since January 11, 2006. He is currently a principal at TRIP, Inc., a California-based company that manages and assists in the development of professional lighting products. Prior to that, from 1995 to 1999, he was a Vice President at Strand Lighting, Inc. where he was responsible for Sales, Purchasing Engineering and Documentation. He holds an MA in technical theatre from the University of Nebraska and a BFA from Westminster College in the field of theatre lighting and sound.

K. Ivan F. Gothner has served on our Board of Directors since January 11, 2006. Prior to serving on the Board of Directors Mr. Gothner served as a consultant and acting Secretary to the Company from July 1, 2005. He is currently a managing director and founder of Adirondack Partners, LLC, a private merchant banking firm with a focus on small and mid-size growth companies. Prior to founding Adirondack Partners in 1992, Mr. Gothner worked at Barclays Bank as a Senior Vice President of an investment banking unit catering to small and mid-size companies. Mr. Gothner serves on the Boards of Directors of Minds Island, LLC and Petals Decorative Accents, LLC. He holds a Bachelor of Arts from Columbia College and a Masters in International Affairs from Columbia University’s School of International Affairs.

Recent Events - Resignations of Randolph A. Graves and Mark Allen

On May 16, 2005, Randolph A. Graves, Jr., resigned from his positions as Vice President and Director of the Company. This action was not, to the knowledge of any executive officer of the Company, because of a disagreement on any matter relating to the Company’s operations, policies or practices.

On December 29, 2005, in connection with our sale of True To Form Limited, formerly our wholly-owned subsidiary, to Mark Allen, Mr. Allen tendered his resignation as an Executive Vice President and Director of the Company. This action was not, to the knowledge of any executive officer of the Company, because of a disagreement on any matter relating to the Company’s operations, policies or practices.

ITEM 10.	EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our executive officers for services rendered in all capacities for, 2003, 2004 and 2005. Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $50,000 and constituted less than ten percent of the executive officers’ respective total annual salary and bonus.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Position (1)	Year	Salary ($)		Bonus ($) (1)	Securities Underlying Options

Michael Sheppard (2) President, Chief Executive Officer and Chief Operations Officer	2005 2004 2003	$ $ $	163,750 158,000 119,000	— — —	1,900,000 300,000 —

Mark J. Allen (3) Executive Vice President	2005 2004 2003	$ $ $	100,000 50,000 —	— — —	600,000 300,000 —

Nino Doijashvili (4) Director of Technical Services	2005 2004 2003	$ $ $	— 108,875 102,000	— — —	— — —

________________

(1)	Each of the Company’s executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

(2)
Michael Sheppard served as our vice president of our licensed technologies division until July 2004 when he was appointed by the board of directors to serve as our president, acting chief financial officer and chief operating officer.

(3)	Mr. Allen resigned on December 29, 2005. Mr. Allen’s options were cancelled in connection with his resignation.

(4)	Nino Doijashvili, Ph.D. served as our director of technical services until May 2004.

Option Grants in Last Fiscal Year

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Michael Sheppard	600,000	$ 0.05	$ 0.05	January 29, 2015
Michael Sheppard	300,000	$ 0.04	$ 0.04	August 18, 2015
Michael Sheppard	1,000,000	$ 0.0090	$ 0.0090	February 8, 2015
Mark J. Allen	600,000	$ 0.05	$ 0.05	January 29, 2015

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table provides information concerning stock options held at December 31, 2005 by the executive officers named in the summary compensation table.

Option Exercises in Last Fiscal Year and Year-End Option Values

	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In- The-Money Options at FY-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Sheppard	2,200,000	0	N/A	N/A

Employment Arrangements

Employment Agreement with Mr. Allen. On December 31, 2004, we agreed to employ Allen and Mr. Allen agreed to render services for our company as our Executive Vice President and President of our whole owned subsidiary, True To Form for a period of two years, commencing on January 1, 2005. Under this agreement, we agreed to pay Mr. Allen a base salary equal to one hundred fifty thousand dollars annually in equal semi-monthly installments in arrears or otherwise in accordance with our standard procedures and policies. We also agreed to pay bonuses in cash or, at Mr. Allen’s option, in our common stock, based on True To Form’s 12-month trailing net sales figures, as follows:

·    $25,000 if net sales exceeded $1,000,000;

·    $25,000 if net sales exceeded $2,000,000; and

·    $100,000 if net sales exceeded $4,000,000.

Pursuant to this provision, in 2005 we issued options to purchase an aggregate 900,000 shares of our common stock to Mr. Allen. The agreement further provided that within 30 days after December 31, 2005, we are required to issue a second non-statutory stock option to purchase a number of shares of common stock equal to the difference of (a) 1% of the common stock issued and outstanding as of December 31, 2005 minus (b) 600,000. All options issuable under the agreement were to be fully vested on the grant date. This agreement, and any equity interests Mr. Allen had in Global Matrechs (including options already granted), were terminated in connection with our sale of True To Form to him on December 29, 2005. The employment agreement itself was also terminated in connection with the sale of True To Form.

Compensation of Directors

Directors who are not employees of the Company are eligible to receive $1,000 per Board meeting attended, although we have never made any payments to our directors for attending meetings, are eligible to receive automatic grants of stock options under the Company’s Non-Employee Directors Stock Option Plan and may receive additional grants of options under such plan at the discretion of the Compensation Committee of the Board of Directors. None of our directors received any compensation for services as directors in 2003 and 2004.

 EQUITY COMPENSATION PLAN DISCLOSURE

The following table provides information as of December 31, 2005 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

The equity compensation plans approved by our stockholders are our employee stock option plan and non-employee directors’ stock option plan. The equity compensation plans not approved by our stockholders are in the form of individual arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders	387,419	$2.32	1,612,581

Equity Compensation Plans Not Approved by Security Holders	1,600,000	$0.039	13,400,000

Total	1,987,419	$0.33	15,012,581

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such Officers, Directors, and stockholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

Based solely on a review of the Forms 3, 4 and 5, and amendment thereto and written representations provided to us, we believe that during and prior to the fiscal year ended December 31, 2004, Michael Sheppard, our president, chief executive officer, acting chief financial officer and director, did not timely file an initial statement of ownership on Form 3. In addition, during 2004, Michael Sheppard was awarded three options to purchase an aggregate 1,200,000 shares of our common stock, none of which was not timely reported on Form 4.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on March 30, 2006, there were issued and outstanding 280,451,437 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of March 15, 2006 by:

·    each person known by us to be the beneficial owner of more than five percent of our common stock;
·    each of our directors;
·    each executive officer named in the summary compensation table; and
·    all of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options that vest within 60 days of March 27, 2006.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percent
Randolph Graves (1)	0	300,000	300,000	*
George Bokuchava, Ph.D. (2)	40,059	25,000	64,559	*
Nino Doijashvili (3)	5,444	46,428	51,372	*
Timothy Robinson (4)	0	150,000	150,000	*
Mark Allen	0	0	0	*
Michael Sheppard	0	2,200,000	2,200,000	*
Thomas L. Folsom	0	100,000	100,000	*
K. Ivan F. Gothner	0	350,000	350,000	*
All current directors and executive officers as a group (3 persons)	0	2,650,000	2,650,000	*
______________________
* Represents beneficial ownership of less than 1.0%.

(1)	Mr. Graves resigned from our company on May 16, 2005.

(2)	Mr. Bokuchava resigned from our company on May 31, 2004.

(3)	Mr. Doijashvili resigned from our company on May 31, 2004.

(4)	Mr. Robinson resigned from our company as an officer on May 31, 2004 and as a director on July 1, 2004.

(5)	Mr. Allen resigned from our company as an officer and director on December 29, 2005.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We sold substantially all of our assets used in our hosting and web site maintenance business to Tulix Systems, Inc. Timothy R. Robinson, George Bokuchava and Nino Doijashvili are the officers and directors of Tulix and own all of its outstanding stock. Until, May 31, 2004, they were also our officers and directors, with the exception of Mr. Robinson who resigned as a director on July 1, 2004. As consideration for these assets, Tulix issued to us shares of its common stock that represents 15% of its outstanding shares; issued to us a secured promissory note for a principal amount of $70,000; and, assumed certain of our obligations.

In May 2003, we entered into a licensing agreement with Eurotech, Ltd. Dr. Graves, who was then a member of our board of directors and a vice president, was also the chief financial officer and a member of the board of directors of Eurotech. In exchange for the licenses, we issued to Eurotech 11,250 shares of our Series F preferred stock and 1,069 shares of our Series G preferred stock, and agreed to pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies. The holders of the outstanding shares of our Series F preferred stock cancelled their outstanding shares of our Series F preferred stock in exchange for shares of our Series H preferred stock.

On May 31, 2004, we completed the sale of our internet hosting and website maintenance business to Tulix Systems, Inc., a company in which Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of our Company, are officers, directors and founding shareholders. We recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. Mr. Robinson, Dr. Bokuchava, and Dr. Doijashvili have subsequently resigned from the Company and have released the Company from all further employment obligations.

In July 2003, we executed a secured promissory note in favor of McNab LLC that allows us to borrow up to $542,950.

McNab LLC owns the outstanding shares of our Series C, Series D, and Series E preferred stock. In addition, McNab LLC agreed to accept shares of our common stock as payment for approximately $2,000,000 of penalties that may be owed for our failure to register for resale shares of our common stock issuable upon conversion of its outstanding preferred stock.

On December 31, 2004 we entered into an agreement and plan of Merger (the “Merger Agreement”) to acquire True To From, a private company wholly and controlled by one of our directors Mark Allen. In accordance with the terms of the Merger Agreement, on December 31, 2004.

·    Our subsidiary True To Form issued to Mark Allen a secured note in principal amount of $500,000, payable over five years at an annual interest rate of 8%, with $100,000 due after one year and the remaining principal amount due on December 31, 2009; and

·    We issued to Mark Allen 10,000,000 shares of our common stock.

·    The note was secured by all of the assets of True To Form under the terms of a Security Agreement by and between True To Form and Mr. Allen, entered into on December 31, 2004. In addition, we guaranteed the note in full pursuant to the terms of a guaranty issued to Mr. Allen entered into on December 31, 2004, and pledged as collateral to the note all of the common stock of True To Form in favor of Mr. Allen pursuant to the terms of a collateral pledge agreement entered into on December 31, 2004.

The sale of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act.

Since January 1, 2005 we have issued options to purchase 2,650,000 shares of common stock to directors and executive officers.

On December 29, 2005 we completed the transfer of all of the issued and outstanding capital stock of True To Form Limited, Inc. back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and us. As a result of this sale, we no longer hold any equity interest in True To Form. The consideration was determined on the basis of these negotiations. The consideration for the sale of True To Form consists of:

·    the issuance by True To Form to us of a promissory note described below in the initial principal amount of $250,000, which note accrues interest at an annual rate of one percent plus the prime rate as reported by a nationally recognized commercial bank and has a maturity date of January 1, 2011;

·    the cancellation of our guaranty of the amounts owed under a promissory note issued by True To Form to Mr. Allen in connection with our acquisition of True To Form; and

·    the surrender by Mr. Allen of the 10,000,000 shares of our common stock that were issued to him as partial consideration for our purchase of True To Form on December 31, 2004 and the cancellation of all other equity interest in Global Matrechs held by Mr. Allen.

In addition, we agreed to the cancellation of amounts owed under a note issued by us to True To Form for working capital purposes in the aggregate amount of $280,000.

In connection with this transaction, Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs. This action was not, to the knowledge of any executive officer of the Company, because of a disagreement on any matter relating to the Company’s operations, policies or practices.

ITEM 13.	EXHIBITS.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-KSB	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock		10-K	April 15, 2003	3.9

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock		10-Q	October 29, 2003	3.1

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-KSB	Form	Filing Date	Exhibit No.

3.14	Certificate of Designations, Preferences and Rights of Series I Convertible Preferred Stock	10-QSB	August 16, 2004	3.1

4.1	Specimen stock certificate	S-1	November 1, 1996	4.2

4.2	2% Secured Convertible Promissory Note issued to Southridge Capital Partners dated October 19, 2004	8-K	October 19, 2005	4.1

4.3	Form of 2% Secured Convertible Promissory Note issued to each of Colonial Fund LLC and Dean DeNuccio on October 22, 2004	8-K	October 22,2005	4.1

4.4	2% Secured Convertible Promissory Note dated December 3, 2004 issued to Deer Creek Fund, LLC	8-K	December 8, 2004	99.1

4.5	2% Secured Convertible Promissory Note issued to Woodward LLC	8-K	February 2, 2005	10.4

4.6	2% Secured Convertible Promissory Note issued to Southridge Partners LP on January 31, 2005	8-K	February 2, 2005	10.2

4.7	Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on March 2, 2005	8-K	March 7, 2005	4.2

4.8	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on April 11, 2005	8-K	April 15, 2005	4.2

4.9	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners LP on May 12, 2005	8-K	May 17, 2005	4.2

4.10	Non-negotiable 2% Secured Convertible Promissory Note issued to McNab LLC on June 14, 2005	8-K	June 20, 2005	4.1

4.11	Non-negotiable 2% Secured Convertible Promissory Note issued McNab LLC on August 1, 2005	8-K	August 1, 2005	4.2

4.12	Non-negotiable 2% Secured Convertible Promissory Note issued McNab LLC on September 14, 2005	8-K	September 14, 2005	4.2

4.13	Non-negotiable 2% Secured Convertible Promissory Note issued McNab LLC on October 3, 2005	8-K	October 3, 2005	4.2

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-KSB	Form	Filing Date	Exhibit No.

10.1	Letter of Engagement with Trilogy Capital Partners, Inc. dated December 22, 2004	8-K	December 16, 2004	99.2

10.2	Securities Purchase Agreement dated October 19, 2004 between Global Matrechs, Inc. and Southridge Partners LP	8-K	October 19, 2004	99.1

10.3	Form of Securities Purchase Agreements dated October 22, 2004 between Global Matrechs, Inc. and each of Colonial Fund LLC and Dean DeNuccio	8-K	October 22, 2004	99.1

10.4	Securities Purchase Agreement dated December 3, 2004 between Global Matrechs, Inc. and Deer Creek Fund, LLC	8-K	December 8, 2004	99.3

10.5	Second Securities Purchase Agreement dated April 11, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	April 15, 2005	10.1

10.6	Securities Purchase Agreement dated May 12, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	May 17, 2005	10.1

10.7	Securities Purchase Agreement dated June 14, 2005 between Global Matrechs and McNab LLC	8-K	July 11, 2005	10.1

10.8	Private Equity Credit Agreement dated July 5, 2005 with Brittany Capital Management Limited	8-K	July 11, 2005	10.1

10.9	Registration Rights Agreement dated July 5, 2005 with Brittany Capital Management Limited	8-K	June 30, 2005	10.2

10.10	Employment Agreement between Global Matrechs and Mark Allen dated January 31, 2005	10-QSB	August 22, 2005	10.13

10.11	Security Agreement between True To Form, Limited, Mark Allen and Global Matrechs, Inc. dated December 31, 2004	8-K	January 6, 2005	10.2

10.12	Collateral Pledge Agreement dated as of December 31, 2004 is made by Global Matrechs, Inc. in favor of Mark Allen	8-K	January 6, 2005	10.4

10.13	Second Securities Purchase Agreement dated January 31, 2005 between Global Matrechs, Inc. and Southridge Partners LP	8-K	February, 2005	10.1

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-KSB	Form	Filing Date	Exhibit No.

10.14	Exchange Agreement between Global Matrechs and Woodward LLC dated January 31, 2005		8-K	February 4, 2005	10.3

10.15	Securities Purchase Agreement dated August 1, 2005 between Global Matrechs, Inc. and McNab LLC		8-K	August 1, 2005	10.1

10.16	Securities Purchase Agreement dated September 14, 2005 between Global Matrechs, Inc. and McNab LLC		8-K	September 14, 2005	10.1

10.17	Securities Purchase Agreement dated October 3, 2005 between Global Matrechs, Inc. and McNab LLC		8-K	October 3, 2005	10.1

10.18	Stock Purchase Agreement dated December 29, 2005 between Global Matrechs, Inc., Mark Allen, and True To Form Limited, Inc.		8-K	January 6, 2006	10.1

10.19	Promissory Note issued to Global Matrechs, Inc. by True To Form Limited, Inc.		8-K	January 6, 2006	10.2

10.20	Private Equity Credit Agreement dated January 10, 2006 with Brittany Capital Management Limited		8-K	January 13, 2006	10.1

21.1	List of Subsidiaries.		S-1/A	January 29, 1998	21.1

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31,	December 31,
	2005	2004

(i) Audit Fees	$38,000	$40,000

(ii) Audit Related Fees	$0	$0

(iii) Tax Fees	$4,000	$4,000

(iv) All Other Fees	$0	$0

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

PRE-APPROVAL POLICIES AND PROCEDURES. The Company does not have an audit committee. The Board of Directors has approved Sherb & Company, LLP to serve as the Company’s outside accounting firm. It is the policy of the Company that all services provided by Sherb & Company, LLP shall be pre-approved by the Board of Directors. Sherb & Company, LLP will provide the Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Board of Directors at any time up to one year before the commencement of such services by Sherb & Company, LLPC. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by Sherb & Company, LLP fits within such pre-approved category of services and (ii) the Board of Directors also establishes a limit on the fees for such pre-approved category of services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: March 31, 2005	By:	/s/ Michael Sheppard Michael Sheppard
Title: President, Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ Michael Sheppard Michael Sheppard
Title: President, Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer (principal executive officer; principal financial and accounting officer)

Date: March 31, 2006	By:	/s/ K.I.F. Gothner K.I.F. Gothner
Title: Director

Date: March 31, 2006	By:	/s/ Thomas L. Folsom Thomas L. Folsom
Title: Director