Form 10QSB
period 2006-03-31
GLOBAL MATRECHS, INC.
filed 2006-05-17
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-QSB
_________________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

(203) 431-6665
(Issuer's telephone number)
__________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 11, 2006, there were 322,738,374 shares of our common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

Global Matrechs, Inc.

Form 10-QSB

Quarterly Report

March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL MATRECHS, INC.
BALANCE SHEET
AS OF MARCH 31, 2006

March 31, 2006
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,783
Investment in available for sale marketable securities	95,556
Note Receivable	50,000
Inventory	28,590
Prepaid Expenses	13,467
TOTAL CURRENT ASSETS	248,396

Note receivable	250,000
Investment in Tulix at cost	51,949

TOTAL ASSETS	$550,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,382,691
Note payable	200,000
Convertible notes payable - net of debt discount	4,873,234
Derivative liability	633,338

TOTAL CURRENT LIABILITIES	7,089,263

Convertible preferred stock	$4,035,159

STOCKHOLDERS' DEFICIT:
Preferred stock, Series H, $.01 par value,
13,500 shares authorized, 10,162 shares
issued and outstanding at March 31, 2006,
convertible, participating, $10,162,000
liquidation value at March 31, 2006	101
Preferred stock, Series I, $.01 par value,
490.5 shares authorized, 490.5 shares
issued and outstanding at March 31, 2006,
convertible, participating, $49,050 liquidation
value at March 31, 2006	5
Common stock, $.0001 par value, 300,000,000 shares authorized,
280,452,084 shares issued and outstanding at March 31, 2006	28,045
Additional paid-in capital	26,820,596
Accumulated deficit	(37,289,786)
Accumulated other comprehensive loss	(133,038)
TOTAL STOCKHOLDERS’ DEFICIT	(10,574,077)
Total liabilities and stockholder deficit	$550,345

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005 restated
	(unaudited)	(unaudited)

Revenues	$125	$—
Cost of revenues	—	—

Gross profit	125	—

Operating expenses:
Selling, general and administrative	342,594	452,915
Depreciation and amortization	—	49,311

Total operating expenses	342,594	502,226

Loss from continuing operations	(342,469)	(504,607)
Other expenses (income)
Interest expense	346,604	1,800,720
Change in fair value of derivative instruments	129,202	64,918
Interest income	(44)	(1,225)
Total other expenses, net	475,762	1,864,413
Net loss from continuing operations	(818,231)	(2,366,639)

Discontinued Operations:
Income from discontinued operations	—	49,985

Net loss applicable to common shareholders	(818,231)	(2,316,654)
Comprehensive loss Unrealized loss on available for sale marketable securities	(13,111)	—
Total comprehensive loss	$(831,342)	$(2,316,654)

Net loss per share - basic and diluted:
Net loss from continuing operations	$(0.00)	$(0.04)
Net income from discontinued operations	—	(0.00)

	$(0.00)	$(0.04)

Weighted number of shares outstanding - basic
and diluted	198,527,008	57,918,004

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005 restated
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(818,231)	$(2,366,639)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Amortization of intangibles	—	49,311
Change in fair value of derivative instruments	133,645	64,918
Amortization of beneficial conversion feature	282,506	1,786,325

Change in fair value of derivative conversion feature	—	—
Common stock issued in exchange for services
Performed	—	82,261
Loan to Tulix	—	(1,225)
Change in operating assets and liabilities:
Prepaid expenses	(6,577)	17,250
Accounts payable and accrued expenses	(22,662)	64,813

Net cash used in continuing operating activities	(431,319)	(302,986)

Net cash used in discontinued operating activities (including income from operations of $49,985)	—	(100,151)
Net cash used in operating activities	(431,319)	(403,137)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	5,750
Proceeds from equity line	418,359
Proceeds from issuance of convertible loans		425,000

Net cash provided by continuing financing activities	424,109	425,000

Net cash used in discontinued financing activities	—	(110,429)
Net cash provided by financing activities	424,109	314,571

Net increase (decrease) in cash and cash equivalents	(7,210)	(88,566)
Cash and cash equivalents at beginning of period	67,993	131,471

Cash and cash equivalents at end of period	$60,783	$42,905

Non-cash investing and financing activities:
Unrealized Loss on securities held for sale	$13,111	—
Conversion of preferred shares
into 68,150,954 shares of common stock as March 31, 2006	$175,903	—

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Matrechs, Inc. (the “Company”, “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006.

2.  GOING CONCERN MATTERS

As reflected in the accompanying financial statements, the Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of March 31, 2006 of approximately $37,289,786. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. During 2005, the Company sold its former wholly-owned subsidiary True To Form, Ltd. (“True To Form”, “TTF”), which subsidiary represented all significant revenues generated by the Company in 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is planning to obtain additional capital principally through the sale of debt and equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

The fair values of the warrants issued in connection with the convertible promissory notes were originally recorded as credits to additional paid-in capital and debits to unamortized note discount (up to the amount of the proceeds received), and prepaid expense (representing the value of the warrants in excess of the proceeds received). Both the prepaid expense and unamortized discount were amortized to interest expense over the lives of the notes. In this amended filing, the accounting for the warrants has been restated to (a) expense the value of the warrants in excess of the proceeds received (i.e., write-off the prepaid expense), (b) reduce interest expense for the reversal of the amortization of the prepaid expense, (c) record the fair values of the warrants as a long-term liability, and (d) record the changes in the fair values of the warrants from their issue dates to the balance sheet date in current income under the caption “change in fair value of warrants.”

3.  STOCK BASED COMPENSATION

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method under which compensation cost is recognized on or after the effective date for the portion of the outstanding awards for which services has not been rendered based on the fair value of the awards calculated under SFAS 123.  The compensation cost expensed, under the provisions of SFAS 123(R), during the three months ended March 31, 2006 was $4,444.  In addition, fair value of options for the three months ended March 31, 2006 increased by $3,488.  No restatement has been made for the periods ended December 31, 2005 and prior.

Prior to January 1, 2006, the Company had adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123  (SFAS 123), “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. No compensation expense was recorded as all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The pro-forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option pricing model.

Stock option pricing assumptions

	Three months ended March 31,
	2006	2005
Expected volatility	200%	200%
Expected dividends	—	—
Risk-free rate of return (weighted average)	4.25%	4.25%
Weighted average grant-date fair value	$0.33	$0.71

Expected volatility is based on the historical volatility of the Company's stock price. No dividend payouts were assumed, as the Company has operated with significant net losses as discussed. The risk-free rate of return reflects the average a the 10-year treasury note during the period of the granting of the options.

4.  TAXES

There was no provision for cash payment of income taxes for the three months ended March 31, 2006, as the Company anticipates a net taxable loss for the year ended December 31, 2006.

5.  CONVERTIBLE PREFERRED STOCK

As a requirement of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, originally, the Company was obligated to file and have declared effective, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Preferred Stock. As of March 31, 2006, such registration statement has not been declared effective. As of March 14, 2003, the holders of these series waived all penalties related to the registration, along with mandatory conversion dates.

Through August 14, 2004, the terms of the Company's Series B, C, D, and E Convertible Preferred Stock provided for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E.

6.  PRIVATE EQUITY CREDIT AGREEMENT

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

Based on the closing price of our stock of $0.009 on March 31, 2006, we would have to issue to Brittany 1,625,737,889 shares of our common stock in order to draw down the remaining $14,631,641 million available to us under the Private Equity Credit Agreement. We have registered the resale of 100,000,000 shares we may issue under the agreement pursuant to a Registration Statement on Form SB-2 (File # 333-131106), which was declared effective by the Securities & Exchange Commission on February 2, 2006. As of March 31, 2006, we had issued 57,525,076 shares under this agreement.  During the period ended March 31, 2006, the Company drew down $368,359 under this facility.

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

•   As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 40% of our outstanding common stock after giving effect to such issuance.

•   Because the shares we may issue under the Private Equity Credit Agreement are discounted, the issuance of these shares will also have a financially dilutive impact on our current stockholders.

•   The Brittany’s sale of material amounts of our common stock into the market may result in significant downward pressure on the price of the common stock as the supply of freely tradable shares increases. Furthermore, this downward pressure may encourage short sales, which could further depress on the price of the common stock.

7.  SUBSEQUENT EVENTS

On Tuesday, April 25, 2006, a Special Meeting of Stockholders was held at the offices of Foley Hoag LLP, World Trade Center West, 155 Seaport Boulevard, Boston, Massachusetts 02210. At the meeting, the holders of a majority of the shares eligible to vote, voted in favor of (i) an amendment to the Company's Certificate of Incorporation to effect a reverse split of its issued and outstanding common stock at any one of the following ratios: 1-for-5, 1-for-10, 1-for-15, or 1-for-20 and (ii) an amendment to the Company’s Certificate of Incorporation to increase to Nine Hundred Million (900,000,000) the number of shares of common stock which the Company is authorized to issue. On April 27, 2006, the Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder to 900,000,000 shares.

On April 28, 2006, the Company dismissed Sherb & Co., LLP as its independent registered public accounting firm and appointed Mantyla McReynolds, LLC as their replacement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the heading “Factors That May Affect Future Performance” in this section. We assume no obligation to update our forward-looking statements to reflect new information or developments or any other reason, or reflect any events or circumstances after the date of this quarterly report or the date of any applicable amendment to this quarterly report. We urge readers to review carefully the risk factors described in this quarterly report and the other documents that we file with the Securities and Exchange Commission. These documents can be read at www.sec.gov.

Our Business

We are the successor to a variety of businesses dating back to 1994. We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this report.

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

On December 31, 2004, we completed the acquisition of True To Form, Limited (“True To Form”), a maker of specialized lighting products for a range of markets from its sole shareholder, Mark J. Allen, who was at the time also a member of our Board of Directors. Mark Allen continued as the President of True To Form and served as an Executive Vice President of Global Matrechs. Upon our acquiring True to Form, it became our primary source of operating revenue. However, during the first three quarters of 2005, it was unprofitable.

On December 29, 2005 we completed the transfer of all of the issued and outstanding capital stock of True To Form Limited, Inc. back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and us. As a result of this sale, we no longer hold any equity interest in True To Form. The consideration was determined on the basis of these negotiations. The consideration for the sale of True To Form consisted of:

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

In addition, we agreed to the cancellation of amounts owed under a note issued by us to True To Form for working capital purposes in the aggregate amount of $280,000 and Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs.

As a result of the sale of True To Form, we have once again narrowed the focus of our business to marketing the technologies we currently license from Eurotech. A more detailed description of the sale of True To Form is provided below, including the following technologies:

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

The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three-month period ended March 31, 2006. We did not make any changes to this policy during this period.

Recent Developments

On Tuesday, April 25, 2006, a Special Meeting of Stockholders was held at the offices of Foley Hoag LLP, World Trade Center West, 155 Seaport Boulevard, Boston, Massachusetts 02210. At the meeting, the stockholders approved (i) an amendment to the Company’s Certificate of Incorporation to effect a reverse split of its issued and outstanding common stock at any one of the following ratios: 1-for-5, 1-for-10, 1-for-15, or 1-for-20 and (ii) an amendment to the Company’s Certificate of Incorporation to increase to Nine Hundred Million (900,000,000) the number of shares of common stock which the Company is authorized to issue. On April 27, 2006, the Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder to 900,000,000 shares. The Board of Directors is still in the process of determining whether to proceed with the reverse stock split.

Results of Operations during Three Months Ended March 31, 2006 and 2005

Net Sales. Net sales increased in the quarter ended March 31, 2006 to $125 from the quarter ended March 31, 2005 which was $0.

General And Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses decreased to $342,594 in the quarter ended March 31, 2006 from $452,915 for the quarter ended March 31, 2005. This decrease was primarily due to lower legal and professional fees.

Depreciation And Amortization. No amortization or depreciation was recorded for the quarter end March 31, 2006 as compared to $49,311 for the quarter end March 31, 2005. The decrease was due to the write off of all intangible assets as of December 31, 2005.

Other Income. Other income in the quarter ended March 31, 2005 consisted of $1,225 in interest charged to Tulix for interest on their notes.

Interest Expense. Interest expense for the quarter ended March 31, 2006 was $346,604 compared to March 31, 2005 which was $1,800,720. For 2006 it consisted of $314,157 and for 2005 it consisted of $1,795,989 of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $32,447 and $14,571, respectively, in accrued interest expense on other borrowings.  Amortization of debt discount and the beneficial conversion feature for the three months ended March 31, 2006 was $221, 060 and $59,116, respectively.

Other Expenses. Other expenses for the quarter ended March 31, 2006 consisted of $129,202 versus $64,918 for the comparable period in 2005. The expenses were the result of a change in the fair value of our derivative instruments.

Liquidity and Capital Resources

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of March 31, 2006, we had an accumulated deficit of $37,289,786 and a working capital deficit of $6,840,867.

Cash Provided by Financing Activities

During the three months ended March 31, 2006, we financed our business primarily by drawing down on our equity line, the terms of which are described below. Cash provided by financing activities for the year ended March 31, 2006 was $424,109, compared to $425,000 for the year ended March 31, 2005.  Of the amount recieved for the three months ended March 31, 2006, $368,359 represents proceeds from draws under the new facility established January 10, 2006.

Private Equity Credit Line

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

Based on the closing price of our stock of $0.009 on March 31, 2006, we would have to issue to Brittany 1,625,737,889 shares of our common stock in order to draw down the remaining $14,631,641 million available to us under the Private Equity Credit Agreement. We have registered the resale of 100,000,000 shares we may issue under the agreement pursuant to a Registration Statement on Form SB-2 (File # 333-131106), which was declared effective by the Securities & Exchange Commission on February 2, 2006. As of March 31, 2006, we had issued 57,525,076 shares under this agreement.

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

•   As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 40% of our outstanding common stock after giving effect to such issuance.

•   Because the shares we may issue under the Private Equity Credit Agreement are discounted, the issuance of these shares will also have a financially dilutive impact on our current stockholders.

•   The Brittany’s sale of material amounts of our common stock into the market may result in significant downward pressure on the price of the common stock as the supply of freely tradable shares increases. Furthermore, this downward pressure may encourage short sales, which could further depress on the price of the common stock.

Financing Activities in 2005

During 2005, we financed our business by drawing down on our equity line and through issuances of convertible debt.

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

Debt Issuance to Southridge Partners LP.

On December 7, 2005, we issued a promissory note in the original principal amount of $200,000 to Southridge Partners LP. It accrues interest on the unpaid principal balance at a rate of 8% per year. The note originally had a maturity date of February 10, 2006, but on March 29, 2006, the maturity date was extended to July 20, 2006. In the event of a default, the annual interest rate will increase to 18% and Southridge may, at its option, demand immediate payment of all amounts due under the promissory note.

Going Concern and Financing Requirements

The report of our registered independent public accounting firm dated March, 27 2006 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we had an accumulated deficit of approximately $36,471,555 and $37,289,786 as of December 31, 2005 and March 31, 2006, respectively. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our consolidated unaudited interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying consolidated unaudited financial statements, we had negative working capital of approximately $6,840,866.

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

Commitments and Contingencies

Facilities Leases

As of March 31, 2006 the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that goes through September 2006. The Company also has an offsite office of which it pays rent on a month-to-month basis. The total rent expense was $27,200 for the three months ended March 31, 2006.

Recently Issued Accounting Pronouncements

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of chare-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R. As required, the Company has adopted this pronouncement for the quarter end March 31, 2006.

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

Factors that May Affect Future Performance

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

We have a history of operating losses, and there is no assurance we will achieve profitability in the future. If we cannot obtain additional capital required to fund our operations and finance our growth, our business will suffer.

We have a history of operating losses. During the fiscal years ended December 31, 2005, and December 31, 2004, we recorded net losses available to common stockholders of $6,109,806 and $2,998,429, respectively. As of March 31, 2006, we had an accumulated deficit of $37,289,786. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability. The continued development of our current technologies or acquisitions of new technologies will require additional capital. If we are unable to generate additional capital through our operations, we will be required to resort to financing activities. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business.

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

·    Authorized Shares of Common Stock. At the market price of our common stock as of May 11, 2006, it would require 2,563,157,895 shares to draw down the full $14,610,000 that remained available under the agreement as of that date.

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

Due to the current price of our common stock, $.0057 as of May 11, 2006, many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

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

Our stock price has been volatile. From January 1, 2005 to March 31, 2006, the trading price of our common stock ranged from $0.005 to $0.108. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and acting chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

However, during the course of this evaluation, our chief executive officer and acting chief financial officer made the following observations:

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

Management concluded that the problems set forth above did not necessitate a conclusion that our disclosure controls and procedures were ineffective as of March 31, 2006.  First, our management has concluded that the problems set forth above were largely the result of inadequate staffing, competence and segregation of duties in our accounting and financial reporting functions and insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, which we have addressed by retaining an outside consultant to assist with some of the highly technical issues relating to the company’s capital structure. Second, we were able to timely file our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, our annual report on Form 10-KSB for the year ended December 31, 2005, and this quarterly report (with extension), indicating that the issues relating to the timeliness of our reporting have been successfully addressed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At December 31, 2005, based on settlement date of March 15, 2006, the Company accrued a settlement liability and related settlement expense of $175,000. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 is payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006. The Company made its first payment due under this settlement.

We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 5.  OTHER INFORMATION.

From time to time between March 27, 2006 and May 11, 2006 we issued and sold an aggregate 23,326,531 shares pursuant to our private equity line credit agreements dated January 10, 2006. We received gross cash proceeds of $150,000 in consideration for the sold shares. The shares were sold to the purchaser at a discount of 8% to the market price per share. We are required to pay a placement fee equal to 1% of any proceeds received under the private equity line credit agreements. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as a sale to an accredited investor not involving any public offering. The resale of the shares is registered under the Securities Act pursuant to a registration statement on Form SB-2 (File no. 333-131106), as amended. We have used or intend to use the proceeds from these issuances for general corporate purposes.

ITEM 6.  EXHIBITS

(a) Exhibits

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock		10-K	April 15, 2003	3.9

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock		10-Q	October 29, 2003	3.1

3.14	Certificate of Amendment of Amended and Restated Certificate of Incorporation	X

4.1	Specimen stock certificate		S-1	November 1, 1996	4.2

10.1	Private Equity Credit Agreement dated January 10, 2006 with Brittany Capital Management Limited.		8-K	January 13, 2006	10.1

10.2	Registration Rights Agreement dated Janjary 10, 2006 with Brittany Capital Management Limited.		SB-2	January 18, 2006	10.21

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: May 15, 2006	By:	/s/ Michael Sheppard Name: Michael Sheppard
Title: President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock		10-K	April 15, 2003	3.9

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock		10-Q	October 29, 2003	3.1

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

3.14	Certificate of Amendment of Amended and Restated Certificate of Incorporation	X

4.1	Specimen stock certificate		S-1	November 1, 1996	4.2

10.1	Private Equity Credit Agreement dated January 10, 2006 with Brittany Capital Management Limited.		8-K	January 13, 2006	10.1

10.2	Registration Rights Agreement dated Janjary 10, 2006 with Brittany Capital Management Limited.		SB-2	January 18, 2006	10.21

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X