Form 10QSB
period 2006-06-30
GLOBAL MATRECHS, INC.
filed 2006-08-18
CIK 1021226

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-QSB
_________________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0-29204
__________________

GLOBAL MATRECHS, INC.
( Exact name of small business issuer as specified in its charter )

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

As of August 7, 2006, there were 21,053,401 shares of our common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

Global Matrechs, Inc.

Form 10-QSB

Quarterly Report

June 30, 2006

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheet	2-3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition	10
	and Results of Operations
Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24
Item 4.	Submission of matters to Security holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL MATRECHS, INC.
BALANCE SHEET
AS OF JUNE 30, 2006

June 30, 2006
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,734
Investment in available for sale marketable securities	40,952
Accounts Receivable	160
Note Receivable	50,000
Inventory	28,590
Prepaid Expenses	61,957
TOTAL CURRENT ASSETS	190,393

Note receivable	255,625
Investment at cost	51,949

TOTAL ASSETS	$497,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$978,887
Note payable	225,000
Convertible notes payable	2,636,725
Derivative liability	292,421

TOTAL CURRENT LIABILITIES	4,133,033

Convertible preferred stock	$966,447

STOCKHOLDERS' DEFICIT:
Preferred stock, Series H, $.01 par value,
13,500 shares authorized, 8,662 shares
issued and outstanding at June 30, 2006,
convertible, participating, $8,662,000
liquidation value at June 30, 2006	86
Preferred stock, Series I, $.01 par value,
490.5 shares authorized, 490.5 shares
issued and outstanding at June 30, 2006,
convertible, participating, $49,050 liquidation
value at March 31, 2006	5
Common stock, $.0001 par value, 900,000,000 shares authorized,
18,595,612 shares issued and outstanding at June 30, 2006	1,860
Additional paid-in capital	32,634,555
Accumulated deficit	(37,050,378)
Accumulated other comprehensive loss	(187,641)
TOTAL STOCKHOLDERS’ DEFICIT	(4,601,513)
Total liabilities and stockholder deficit	$497,967

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	160	0	285	0
Cost of Revenues	-	-	-	-
Gross Profit	160	0	285	0

Operating expenses:
Selling, general and administrative	559,305	262,526	901,899	715,441
Depreciation and amortization	-	49,311	-	98,622

Total operating expenses	559,305	311,837	901,899	814,063

Loss from continuing operations	(559,145)	(311,837)	(901,614)	(814,063)

Other income (expenses)
Interest (expense) recovery	480,907	(1,255,227)	134,303	(3,055,947)
Change in fair value of derivative instruments	307,018	764,337	177,817	699,419
Interest income	10,628	3,225	10,671	4,450
Total other income (expenses)	798,553	(487,665)	322,791	(2,352,078)

Net income (loss) from continuing operations	239,408	(799,502)	(578,823)	(3,166,141)

Discontinued operations:
Net loss from discontinued operations	0	(247,260)	0	(197,275)

Net income (loss) applicable to common shareholders	239,408	(1,046,762)	(578,823)	(3,363,416)

Comprehensive loss:
Unrealized loss on available for sale marketable securities	(54,603)	0	(67,714)	0

Total comprehensive income (loss)	294,011	(1,046,762)	(646,537)	(3,363,416)

Net (loss) income per share - basic
Net (loss) income from continuing operations	$0.01	($0.21)	($0.04)	($0.95)
Net (loss) income from discontinued operations	-	($0.07)	-	($0.06)
	$0.01	($0.28)	($0.04)	($1.01)

Net (loss) income per share - diluted
Net (loss) income from continuing operations	$0.01	($0.21)	($0.04)	($0.95)
Net (loss) income from discontinued operations	-	($0.07)	-	($0.06)
	$0.01	($0.28)	($0.04)	($1.01)
Weighted number of shares outstanding -
basic	16,516,798	3,738,553	13,244,332	3,317,227
diluted	39,386,648	-	-	-

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(578,823)	(3,166,141)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	-
Amortization of intangibles	-	98,622
Change in the fair value of derivative instruments	(173,138)	(699,419)
Excess warrant value on convertible loans	-	2,738,336
Common Stock issued in exchange for services rendered	14,000	82,261
Amortization of beneficial conversion feature, net of conversions	389,237	284,185
Change in operating assets and liabilities:
Accounts receivable	160	-
Inventory	-	(28,620)
Prepaid expenses	41,912	(63,743)
Notes receivable	5,625	-
Accounts payable and accrued expenses	(426,465)	98,547
Net cash used in operating activities	(727,492)	(655,972)
Net cash used in discontinued operating activities (including loss from
from operations of $197,275)	-	(292,210)
Net cash used in operating activities	(727,492)	(948,182)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
Proceeds from sale of property and equipment	-	-
Repayment of (advance to) Tulix	-	72,858
Net cash provided by (used in) investing activities	0	72,858

Ned cash provided by discontinued financing activities	-	4,708

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	5,750	-
Proceeds from equity line	637,483	-
New Promissory Note Borrowing	25,000	-
Proceeds from issuance of convertible loans	-	815,000
Net cash provided by continuing financing activities	668,233	815,000
Ned cash used in discontinued financing activities	-	(56,356)
Net cash provided by financing activities	668,233	758,644

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(59,259)	(111,972)

CASH AND CASH EQUIVALENTS at beginning of period	67,993	131,470
CASH AND CASH EQUIVALENTS at end of period	8,734	19,498

Non-cash investing and financing acitivites:
Unrealized loss on securities held for sale	67,714	-

Conversion of preferred shares in 5,471,620 and 1,644,713 shares
of common stock for the six months ended June 30, 2006 and 2005, respectively	3,068,720	175,903

Issuance of 151,136 and 58,758 shares of common stock for services
rendered for the six months ended June 30, 2006 and 2005, respectively	14,000	82,261

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Matrechs, Inc. (the “Company”, “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006.

2.  GOING CONCERN MATTERS

As reflected in the accompanying financial statements, the Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of June 30, 2006 of approximately $37,050,378. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company continues to experience negative cash flows from operations and is dependent upon continued financing from investors to sustain its activities. During 2005, the Company sold its former wholly-owned subsidiary, True To Form, Ltd. (“True To Form”, “TTF”), which subsidiary represented all significant revenues generated by the Company in 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is planning to obtain additional capital principally through the sale of debt and equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  STOCK BASED COMPENSATION

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method under which compensation cost is recognized on or after the effective date for the portion of the outstanding awards for which services have not been rendered based upon the fair value of the awards calculated under SFAS 123.  The compensation cost expensed, under the provisions of SFAS 123(R), during the six months ended June 30, 2006 was $4,679.   In addition, the fair value of options for the six months ended June 30, 2006 decreased by $7,931.  No restatement has been made for the periods ended December 31, 2005 and prior.

Prior to January 1, 2006, the Company had adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123  (SFAS 123), “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used to report results. No compensation expense was recorded because all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

Stock option pricing assumptions

	Six months ended June 30
	2006	2005
Expected volatility	200%	200%
Expected dividends	—	—
Risk-free rate of return (weighted average)	4.25%	4.25%
Weighted average grant-date fair value	$0.33	$0.71

Expected volatility is based on the historical volatility of the Company's stock price. No dividend payouts were assumed, because the Company has operated with significant net losses . The risk-free rate of return reflects the average of the 10-year treasury note during the period the options were granted.

4.  TAXES

There was no provision for cash payment of income taxes for the three months ended June 30, 2006, because the Company anticipates a net taxable loss for the year ending December 31, 2006.

5.  CONVERTIBLE PREFERRED STOCK

In connection with of the private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective by the Securities and Exchange Commission, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Convertible Preferred Stock. As of June 30, 2006, such registration statement has not been declared effective although the shares are eligible for sale under Rule 144. As of March 14, 2003, the holders of these series waived all penalties related to the registration, along with mandatory conversion dates.

Through August 14, 2004, the terms of the Company's Series B, C, D, and E Convertible Preferred Stock provided for a guaranteed return on unconverted shares of 5% for series B, 6% for series C and D, and 8% for series E.

6.  PRIVATE EQUITY CREDIT AGREEMENT

Summary. On January 10, 2006, we entered into the Private Equity Credit Agreement with Brittany Capital Management Limited, a limited liability company organized and existing under the laws of The Bahamas (“Brittany”). Under the Private Equity Credit Agreement, we may draw up to $15 million from time to time, at our discretion, in exchange for shares of our common stock, subject to conditions outside of the control of Brittany further described below.

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

We are required to draw down a minimum of one million dollars. If we draw a lesser amount, we must pay Brittany an amount equal to 9% of the difference between that amount and the minimum. Based on our current assessment of our financing needs, we intend to draw in excess of the one million dollar minimum.

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

Fees. We are required to pay Southridge Investment Group, LLC (formerly Greenfield Capital Partners), a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amount of each draw down from the equity line as consideration for services related to the establishment of the Private Equity Credit Agreement.

Number of shares issuable under the Private Equity Credit Agreement. We cannot predict the actual number of shares of common stock that may be issued under the Private Equity Credit Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of cash advances we intend to draw. However, for illustrative purposes, we have calculated the number of shares we would have to issue in connection with a hypothetical draw amount of $50,000 based on the assumptions set forth below:

Shares Issuable Under Private Equity Credit Agreement for $50,000 Draw at Various Market Prices

Hypothetical Market Price	Discounted Market Price	Shares to be issued
$0.40	$0.368	135,870
$0.30	$0.276	181,159
$0.20	$0.184	271,739
$0.10	$0.092	543,478
$0.05	$0.046	1,086,957

On January 18, 2006, we filed a registration Statement on Form SB-2 (File No. 333-131106) relating to the resale of up to 100,000,000 shares of our common stock that may be issued to Brittany Capital Management under a Private Equity Credit Agreement. This Registration Statement (File No. 333-131106) was declared effective by the Securities and Exchange Commission (“SEC”) on February 2, 2006. During the quarter ended June 30, 2006, the Company drew down $219,124 under this facility and has drawn down $587,483 during the first six months of the fiscal year 2006. As of June 30, 2006, we had issued 99,999,333 shares to Brittany Capital Management under the Private Equity Credit Agreement. During the quarter ended June 30, 2006, the Company did not have any shares that could be issued under the Private Equity Credit Agreement. On June 27, 2006, the Company filed a new Registration Statement on Form SB-2 (File No. 333-135377) relating to the resale of up to (i) 195,000,000 shares of our common stock by Brittany Capital Management, which shares may from time to time be issued pursuant to the Private Equity Credit Agreement, and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. Following comments from the SEC on July 28, 2006, the Company will be filing Amendment No. 1 (File No. 333-135377) to the Registration Statement under which the Company will be registering 10,525,000 shares of its common stock by Brittany Capital Management which if this registration becomes effective which may be issued pursuant to the Private Equity Credit Agreement. Assuming the Registration Statement (File No. 333-135377) is declared effective by the SEC and based upon the closing price of our stock of $0.085 on June 30, 2006, the Company would only be able to drawn down an additional $894,625 under the Private Equity Credit Agreement. Based upon the closing price of our stock of $0.085 on June 30, 2006, we would have to issue to Brittany Capital Management 169,559,021 shares of our common stock in order to draw down the remaining $14,412,517 available to us under the Private Equity Credit Agreement.

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

• As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 30% of our outstanding common stock after giving effect to such issuance.

• Because the shares we may issue under the Private Equity Credit Agreement are discounted, the issuance of these shares will also have a financially dilutive impact on our current stockholders.

• Brittany’s sale of material amounts of our common stock into the market may result in significant downward pressure on the price of the common stock as the supply of freely tradable shares increases. Furthermore, this downward pressure may encourage short sales, which could further depress the price of our common stock.

7. CONVERTIBLE NOTES PAYABLE

On May 24, 2006, the Company entered into an agreement to amend the terms of the promissory notes issued to McNab,LLC and Southridge Partners, LP. Under the terms of the amendment, we have modified the conversion price so that the outstanding principal and interest on each note is convertible into shares of common stock at a price per share equal to 80% of the average of the seven lowest closing market prices of our common stock out of the ten trading days immediately preceding any such conversion. The notes had previously been convertible at a fixed rate of $0.40.

In exchange for this modification to the conversion price, (i) the maturity of each of the notes has been extended to December 31, 2008 (each note had previously matured on the second anniversary of its date of issuance), and (ii) the holders of the notes may no longer require redemption of the notes at a 40% premium over the outstanding principal in the event shares of our common stock trade below $.60 for 10 consecutive trading days. Instead, we may now prepay the note at any time at a premium of 20% over the then outstanding principal amount. As a result of the amendments to the notes the Company has reversed $698,000 of penalties during the second quarter that were originally booked as interest expense in prior quarters. Such an amount has been reflected in the financial statements as a recovery of interest expense.

The Company has applied EITF No. 05-7: Accounting for Modifications to Conversion Options Embedded in Debt Instruments, to the amendment to the convertible promissory notes, resulting in an adjustment to additional paid in capital on May 24, 2006, the date of the amendment. For the period May 24, 2006 through June 30, 2006, the change in fair value of these convertible promissory notes was $11,623.

8. COMMON STOCK

On Tuesday, April 25, 2006, a Special Meeting of Stockholders was held at the offices of Foley Hoag LLP, World Trade Center West, 155 Seaport Boulevard, Boston, Massachusetts 02210. At the meeting, the stockholders approved (i) an amendment to the Company’s Certificate of Incorporation to effect a reverse split of its issued and outstanding common stock at any one of the following ratios: 1-for-5, 1-for-10, 1-for-15, or 1-for-20 and (ii) an amendment to the Company’s Certificate of Incorporation to increase to Nine Hundred Million (900,000,000) the number of shares of common stock which the Company is authorized to issue. On April 27, 2006, the Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder to 900,000,000 shares. On May 26, 2006, the Company completed a reverse split of its issued and outstanding common stock at a ratio of 1:20, and commenced trading under the symbol (OTCBB: GBMR). All historical share information provided herein has been restated to reflect such.

9. SUBSEQUENT EVENTS

On July 17, 2006, the Company executed a promissory note agreement with Aberdeen Avenue LLC, one of our existing investors under which it borrowed an additional $150,000 under the following terms and conditions; the Note is repayable on or before November 30, 2006 for $180,000.

July 12, 2006, a Special Meeting of the Board of Directors was held and it was resolved that; (i) the Company issue 450,000 shares of common stock to Consulting for Strategic Growth1, Inc. for services rendered during July, August and September, (ii) the Company grant non-qualified stock options to the Board of Directors, with an exercise price to $0.05 as follows; 250,000 to Mr. K.I.F Gothner, 100,000 to Mr. Tom Folsom and 1,000,000 to Mr. Michael Sheppard, (iii) the Company issue to Peter Gulko non-qualified stock options for the purchase of 186,063 shares of common stock at an exercise price of $0.05, and (iv) the Company grant to each member of the Board non-qualified stock options for the purchase of 250,000 shares of common stock on each of September 30, 2006 and December 29, 2006 at an exercise price per share equal to the then current market price of the Company’s common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the heading “Factors That May Affect Future Performance” in this section. We assume no obligation to update our forward-looking statements to reflect new information or developments or any other reason, or reflect any events or circumstances after the date of this quarterly report or the date of any applicable amendment to this quarterly report. We urge readers to review carefully the risk factors described in this quarterly report and the other documents that we file with the Securities and Exchange Commission. These documents can be read at www.sec.gov .

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

On December 31, 2004, we completed the acquisition of True To Form, Limited (“True To Form”), a maker of specialized lighting products for a range of markets from its sole shareholder, Mark J. Allen, who was at the time also a member of our Board of Directors. Mr. Allen continued as the President of True To Form and served as an Executive Vice President of Global Matrechs. Upon acquiring True to Form, it became our primary source of operating revenue. However, during the first three quarters of 2005, it was unprofitable.

On December 29, 2005, we completed the transfer of all of the issued and outstanding capital stock of True To Form back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and us. As a result of this sale, we no longer hold any equity interest in True To Form. The consideration was determined on the basis of these negotiations. The consideration for the sale of True To Form consisted of:

·      the issuance by True To Form to us of a promissory note described below in the initial principal amount of $250,000, which accrues interest at an annual rate of the prime rate plus 1% as reported by a nationally recognized commercial bank and has a maturity date of January 1, 2011;

·      the cancellation of our guaranty of the amounts owed under a promissory note issued by True To Form to Mr. Allen in connection with our acquisition of True To Form; and
·      the surrender by Mr. Allen of the 10,000,000 shares of our common stock that were issued to him as partial consideration for our purchase of True To Form on December 31, 2004 and the cancellation of all other equity interest in Global Matrechs held by Mr. Allen. The 10,000,000 shares of common stock has a fair value of $71,000.

In addition, we agreed to the cancellation of amounts owed under a note issued by us to True To Form for working capital purposes in the aggregate amount of $280,000 and Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs.

As a result of the sale of True To Form, we have once again narrowed the focus of our business to marketing the technologies we currently license from Eurotech, including the following technologies:

·      NUCAP(TM) , formerly called EKOR(TM), a silicon based elastomer developed jointly by scientists at the I.V. Kurchatov Institute and members of the Euro-Asian Physical Society, both based in Moscow, Russia for the purposes of long term isolation of radioactive or otherwise hazardous materials.

·      HNIPU , a hybrid polyurethane with uses in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products.

We also license several other technologies relating to hazardous materials handling, electromagnetic radiography, and chemical processing. We are currently seeking manufacturing partners for these products.

We have, to date, derived no significant revenue from the technologies we license from Eurotech. The development and commercialization of these NuCap(TM), HNIPU and the other technologies we license will depend largely on the success of our marketing efforts and our ability to identify manufacturing partners, and we cannot be certain that we will be able to conduct our activities in such a way that builds interest in these products, or that any such interest will result in revenue to us. Furthermore, even if these licensed technologies do become a source of revenue for us, there is no guarantee such revenue will be sufficient to offset our administrative costs. Although the central focus of our business is on the marketing of these licensed technologies, there can be no assurance that these efforts will succeed.

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

The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three-month period ended June 30, 2006. We did not make any changes to this policy during this period.

Recent Developments

On August 1, 2006, the Company entered into our manufacturing agreement with the Dow Corning Corporation. This Manufacturing Agreement will run through December 31, 2008. Dow Corning will be the exclusive manufacturer of our product NuCap™. As part of the Agreement the company will invest in upgrading part of the Dow’s manufacturing facility that has been chosen to manufacture NuCap ™ This upgrading will give the Company increased manufacturing capacity for NuCap™. This is expected to be completed during the first quarter 2007.

On June 30, 2006, the Company signed a Teaming Agreement with T.E.A.M Concepts Engineering, LLC.(“TEAM”) TEAM is an applicator of product and can provide integrated services with long term isolation of radioactive material. TEAM works exclusively with the D.O.E. and the D.O.D. We expect TEAM to use the our product NuCap™ in many of its projects

On June 27, 2006, the Company filed a registration statement under Form SB-2 relating to the sale of up to (i) 195,000,000 shares of the Company’s common stock by Brittany Capital Management Limited which shares may from time to time be issued pursuant to the Private Equity Credit Agreement dated January 10, 2006, and (ii) 63,636 shares of the Company common stock issued to Econ Corporate Services, Inc. Following comments from the SEC, on July 28, 2006, the Company plans to file amendment No.1 to the registration statement under which the Company will be registering 10,525,000 shares of the Company’s common stock by Brittany Capital Management Limited which may be issued pursuant to the Private Equity Credit Agreement dated January 10, 2006.

On May 26, 2006, the Company completed a reverse split of its issued and outstanding common stock at a ratio of 1:20, and commenced trading under the symbol (OTCBB: GBMR). The Company had previously been traded under the symbol (OTCBB: GMTH). All historical share information provided herein has been restated to reflect such.

On May 24, 2006, we entered into an agreement to amend the terms of the promissory notes issued to MacNab, LLC and Southridge Partners, LP. Under the terms of the amendment, we have modified the conversion price so that the outstanding principal and interest on each note is convertible into shares of common stock as a price per share equal to 80% of the average of the seven lowest closing market prices of our common stock out of the ten trading days immediately preceding any such conversion. The notes had previously been convertible at a fixed rate of $0.40.

In exchange for this modification to the conversion price, (i) the maturity of each of the notes has been extended to December 31, 2008 (each note had previously matured on the second anniversary of its date of issuance), and (ii) the holders of the notes may no longer require redemption of the notes at a 40% premium over the outstanding principal in the event shares of our common stock trade below $.60 for 10 consecutive trading days. Instead, we may now prepay the note at any time at a premium of 20% over the then outstanding principal amount. As a result of the amendments to the notes the Company has reversed $698,000 of penalties during the second quarter that were originally booked in prior quarters. Such an amount has been reflected in the financial statements as recovery of interest expense.

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

Results of Operations during three months ended June 30, 2006 and 2005

Net Sales. Net sales increased in the quarter ended June 30, 2006 to $160 from the quarter ended June 30, 2005 which was $0.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased to $559,305 in the quarter ended June 30, 2006 from $262,526 for the quarter ended June 30, 2005. This increase was primarily due to higher legal and professional fees.

Depreciation and Amortization. No amortization or depreciation was recorded for the quarter end June 30, 2006 as compared to $49,311 for the quarter end June 30, 2005. The decrease was due to the write off of all intangible assets as of December 31, 2005.

Interest Expense. Interest expense for the quarter ended June 30, 2006 reflected recovery of interest of $480,907 compared to June 30, 2005 expense of $1,255,227. The quarter ended June 30, 2006 included a reversal of $698,000 in penalties related to certain notes payable that were amended during the quarter. Such amount has been reflected against interest expense as such was originally recorded as interest expense. For quarter ended June 30, 2006 and 2005 it consisted of $194,631 and $1,255,227, respectively, of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $22,583 and $0, respectively, in accrued interest expense on other borrowings.  Amortization of debt discount and the beneficial conversion feature for the three months ended June 30, 2006 was $135,394 and $59,116, respectively.

Other Income (Expenses). Other income (expenses) for the quarter ended June 30, 2006 consisted of $307,018 versus $764,337, for the comparable period in 2005. The income was the result of the change in the fair value of our derivative instruments.

Interest Income. Interest income in the quarter ended June 30, 2006 consisted of a $10,628 versus $3,225 for the comparable period in 2005 and reflects interest earned on notes receivable as well as money market bank interest.

Results of Operations during six months ended June 30, 2006 and 2005

Net Sales. Net sales increased for the six months ended June 30, 2006 to $285 from the quarter ended June 30, 2005 which was $0.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses increased to $901,899 in the quarter ended June 30, 2006 from $715,441 for the quarter ended June 30, 2005. This increase was primarily due to higher legal and professional fees.

Depreciation and Amortization. No amortization or depreciation was recorded for the six months ended June 30, 2006 as compared to $98,622 for the six months ended June 30, 2005. The decrease was due to the write off of all intangible assets as of December 31, 2005.

Interest Expense. Interest expense for the six months ended June 30, 2006 reflected recovery of interest of $134,303 compared to June 30, 2005 expense of $3,055,947. The six months ended June 30, 2006 included a reversal of $698,000 in penalties related to certain notes payable that were amended during the quarter. Such amount has been reflected against interest expense as such was originally recorded as interest expense. For the six months ended June 30, 2006 and 2005 it consisted of $520,513 and $3,055,947, respectively of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $50,982 and $0, respectively, in accrued interest expense on other borrowings.  Amortization of debt discount and the beneficial conversion feature for the three months ended June 30, 2006 was $402,281 and $118,232, respectively.

Other Income (Expenses). Other income (expenses) for the six months ended June 30, 2006 consisted of $177,817 versus $699,419 for the comparable period in 2005. The income was the result of the change in the fair value of our derivative instruments.

Interest Income. Interest income for the six months ended June 30, 2006 consisted of a $10,671 versus $4,450 for the comparable period in 2005 and reflects interest earned on notes receivable and well as money market bank interest.

Liquidity and Capital Resources

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of June 30, 2006, we had an accumulated deficit of $37,050,378 and a working capital deficit of $3,942,640.

 Cash Provided by Financing Activities

During the six months ended June 30, 2006, we financed our business primarily by drawing down on our equity line, the terms of which are described below. Cash provided by financing activities for the six months ended June 30, 2006 was $668,233, compared to $815,000 for the same period in 2005.  Of the amount received for the six months ended June 30, 2006, $637,483 represents proceeds from draws under the new facility established January 10, 2006 and $25,000 from a promissory note arrangement with Southridge Partners LP.

Promissory Note. On June 20, 2006, the Company executed a $25,000 promissory note agreement with Southridge Partners LP, one of our existing investors. The note is repayable on or before September 1, 2006 for $30,000.

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

Fees . We are required to pay Southridge Investment Group, LLC (formerly Greenfield Capital Partners), a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amounts we draw down from the equity line as consideration for services related to the establishment of the Private Equity Credit Agreement.

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

Shares Issuable Under Private Equity Credit Agreement for $50,000 Draw at Various Market Prices

Hypothetical Market Price	Discounted Market Price	Shares to be issued
$0.40	$0.368	135,870
$0.30	$0.276	181,159
$0.20	$0.184	271,739
$0.10	$0.092	543,478
$0.05	$0.046	1,086,957

  On January 18, 2006, we filed a registration Statement on Form SB-2 (File No. 333-131106) relating to the resale of up to 100,000,000 shares of our common stock that may be issued to Brittany Capital Management under a Private Equity Credit Agreement. This Registration Statement (File No. 333-131106) was declared effective by the Securities and Exchange Commission (“SEC”) on February 2, 2006. During the quarter ended June 30, 2006, the Company drew down $219,124 under this facility and has drawn down $587,483 during the first six months of the fiscal year 2006. As of June 30, 2006, we had issued 99,999,333 shares to Brittany Capital Management under the Private Equity Credit Agreement. During the quarter ended June 30, 2006, the Company did not have any shares that could be issued under the Private Equity Credit Agreement. On June 27, 2006, the Company filed a new Registration Statement on Form SB-2 (File No. 333-135377) relating to the resale of up to (i) 195,000,000 shares of our common stock by Brittany Capital Management, which shares may from time to time be issued pursuant to the Private Equity Credit Agreement, and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. Following comments from the SEC on July 28, 2006, the Company will be filing Amendment No. 1 (File No. 333-135377) to the Registration Statement under which the Company will be registering 10,525,000 shares of its common stock by Brittany Capital Management which if this registration becomes effective which may be issued pursuant to the Private Equity Credit Agreement. Assuming the Registration Statement (File No. 333-135377) is declared effective by the SEC and based upon the closing price of our stock of $0.085 on June 30, 2006, the Company would only be able to drawn down an additional $894,625 under the Private Equity Credit Agreement. Based upon the closing price of our stock of $0.085 on June 30, 2006, we would have to issue to Brittany Capital Management 169,559,021 shares of our common stock in order to draw down the remaining $14,412,517 available to us under the Private Equity Credit Agreement.

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

• As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 30% of our outstanding common stock after giving effect to such issuance.

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

Financing Activities in 2006

During 2006, we financed our business by drawing down on our equity line and through the issuance of a promissory note.

Promissory note with Southridge Partners, LP.

On June 20, 2006, we entered into a $25,000 nonnegotiable promissory note with Southridge Partners, LP, one of our existing investors, whereby we agreed to pay $30,000 on or before September 1, 2006.

Financing Activities in 2005

During 2005, we financed our business by drawing down on our equity line and through issuances of convertible debt.

Private Placements with Southridge Partners LP.

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

Under the terms of the purchase agreement, Southridge had the option, and at any time prior to July 1, 2005, to purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005. During the nine months ended September 30, 2005, Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of $425,000 and warrants to purchase up to 17,000,000 shares of our common stock. All of these transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder. On July 8, 2005, we and Southridge Partners LP terminated its option to purchase additional notes.

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

Exchange Agreement with Woodward LLC.

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

Private Placements with MacNab LLC.

On June 14, July 13, August 1, September 14, 2005, and October 3, 2005, we entered into Securities Purchase Agreements with MacNab LLC, each in substantially the same form, pursuant to which we sold nonnegotiable 2% secured convertible promissory notes in the aggregate principal amount of $595,000, and common stock purchase warrants to purchase up to 23,800,000 shares of our common stock, $.0001 par value per share, for an aggregate purchase price of $595,000. The notes and warrants are on substantially the same terms as the notes and warrants issued to Southridge, as described above. On May 17, 2006 these notes were assigned to Aberdeen Avenue LLC.

Debt Issuance to Southridge Partners LP.

On December 7, 2005, we issued a promissory note in the original principal amount of $200,000 to Southridge Partners LP. It accrues interest on the unpaid principal balance at a rate of 8% per year. The note originally had a maturity date of February 10, 2006, but on March 29, 2006, the maturity date was extended to December 20, 2006. In the event of a default, the annual interest rate will increase to 18% and Southridge may, at its option, demand immediate payment of all amounts due under the promissory note.

Going Concern and Financing Requirements

The report of our prior registered independent public accounting firm dated March, 27 2006 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we had an accumulated deficit of approximately $36,471,555 and $37,050,378 as of December 31, 2005 and June 30, 2006, respectively. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our consolidated unaudited interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying consolidated unaudited financial statements, we had negative working capital of approximately $3,942,640.

In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures or seek the protection of the bankruptcy courts. We anticipate that we will continue to incur losses until such time as we are able to generate revenue from sales and licensing of our products that exceed our increased operating expenses. There can be no assurance that we will be able to generate revenue.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

Facilities Leases

As of June 30, 2006 the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that terminates on September 30, 2006. The Company also has an offsite office of which it pays rent on a month-to-month basis. The total rent expense was $19,400 and $46,601, for the three and six months ended June 30, 2006, respectively.

Recently Issued Accounting Pronouncements

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

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

We have a history of operating losses. During the fiscal years ended December 31, 2005, and December 31, 2004, we recorded net losses available to common stockholders of $6,109,806 and $2,998,429, respectively. As of June 30, 2006, we had an accumulated deficit of $37,050,378. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability. The continued development of our current technologies or acquisitions of new technologies will require additional capital. If we are unable to generate additional capital through our operations, we will be required to resort to financing activities. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business.

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

The report of our prior independent registered public accounting firm dated March 27, 2006 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Private Equity Credit Agreement dated January 10, 2006 with Brittany Capital Management. We have registered the resale of 100,000,000 shares of common stock we may issue under this agreement pursuant to our current registration statement. As of June 30, 2006, we had issued 99,999,333 shares to Brittany Capital Management under the Private Equity Credit Agreement. During the quarter ended June 30, 2006, the Company did not have any shares that could be issued under the Private Equity Credit Agreement. On June 27, 2006, the Company filed a new Registration Statement on Form SB-2 (File No. 333-135377) relating to the resale of up to (i) 195,000,000 shares of our common stock by Brittany Capital Management, which shares may from time to time be issued pursuant to the Private Equity Credit Agreement, and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. Following comments from the SEC on July 28, 2006, the Company will be filing Amendment No. 1 (File No. 333-135377) to the Registration Statement under which the Company will be registering 10,525,000 shares of its common stock by Brittany Capital Management which, if this registration becomes effective, may be issued pursuant to the Private Equity Credit Agreement.

The number of shares we have to issue for a given draw down under the Private Equity Credit Agreement has an inverse relationship to our market price. Therefore, the lower our market price, the less we will be able to raise by issuing registered shares to Brittany. In the event we have additional financing needs after we have exhausted the shares being registered under the registration statement, we will need to find alternative methods of financing our operations or registering additional shares to be issued under the Private Equity Credit Agreement.

In addition, our access to funds under the Private Equity Credit Agreement may be limited by the following factors:

·      Maximum Put Amount . The maximum amount of each put is equal to the lesser of (a) $500,000, or (b) 500% percent of the weighted average volume for the 20 trading days immediately preceding the put date.

·      9.99% Cap . Our Private Equity Credit Agreement provides that in no event shall the number of shares issuable to Brittany cause it to own in excess of 9.99% of the then outstanding shares of our common stock. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

·      Authorized Shares of Common Stock . At the market price of our common stock as of August 3, 2006, it would require 262,136,673 shares to draw down the full $14,417,517 that remained available under the Private Equity Credit Agreement as of that date. However, based upon comments from the SEC, the Company will be filing Amendment No.1 to the Form SB to register 10,595,000 shares and as such, assuming the same market price of our stock at August 3, 2006, the Company would only be able to draw down an additional $582,725 under the credit facility.

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

We believe that Brittany and other stockholders intend to sell their shares of common stock in the market, which sales may cause our stock price to decline

Under the Private Equity Credit Agreement, Brittany Capital Management may sell in the public market up to 10,525,000 shares of common stock when our amended SB-2 is filed and becomes effective. Such sales may cause our stock price to decline. Specifically,

·      Existing stockholders will experience substantial dilution if we draw down the maximum amount of shares of common stock registered (approximately 30% of our outstanding shares after giving effect to the issuance, based on the shares outstanding as of June 30, 2006) The risk associated with the possible sale of a large number of shares issued under the equity line could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.

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

Due to the current price of our common stock, $0.055 as of August 3, 2006, many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

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

Our stock price has been volatile. From January 1, 2004 to August 3, 2006 the trading price of our common stock ranged from $3.00 to $0.045. Many factors may cause the market price of our common stock to fluctuate, including:

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

•
Due to the significant commitment of Company time and resources required in connection with the review of our financial statements and the auditing of our 2004 financial statements, we did not timely file our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 or our quarterly reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.

Management concluded that the problems set forth above did not necessitate a conclusion that our disclosure controls and procedures were ineffective as of June 30, 2006.  First, our management has concluded that the problems set forth above were largely the result of inadequate staffing, competence and segregation of duties in our accounting and financial reporting functions and insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, which we have addressed by retaining an outside consultant to assist with some of the highly technical issues relating to the company’s capital structure. Second, we were able to timely file our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, our annual report on Form 10-KSB for the year ended December 31, 2005, and March 31, 2006 (with extension), indicating that the issues relating to the timeliness of our reporting have been successfully addressed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

There have been no material developments to legal proceedings disclosed in prior filings. We currently are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

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

ITEM 5.  OTHER INFORMATION.

 None.

ITEM 6.  EXHIBITS.

(a) Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation dated September 11, 1996	X

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 1, 2004	X

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 25, 2006	X

3.14	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated April 27, 2006	X

4.1	Form of Amendment to Promissory Notes issued to MacNab LLC		8-K	May 31, 2006	10.1

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: August ___, 2006	By:	/s/ Michael Sheppard
Name: Michael Sheppard
Title: President, Chief Executive Officer, and Acting Chief Financial Officer