Form 10QSB
period 2006-09-30
GLOBAL MATRECHS, INC.
filed 2006-11-14
CIK 1021226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

As of November 10, 2006, there were 31,445,368 shares of our common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐ No ☒

Global Matrechs, Inc.

Form 10-QSB

Quarterly Report

September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MATRECHS, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2006

ASSETS	September 30,
2006
(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	1,636
Investment in available for sale marketable securities	95,555
Accounts Receivable	38,227
Note Receivable	50,000
Inventory	17,154
Prepaid Expenses	43,670
TOTAL CURRENT ASSETS	246,242

Note receivable	255,625
Investment at cost	51,949

TOTAL ASSETS	553,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,002,269
Note payable	375,000
Convertible notes payable	2,711,994
Derivative liability	1,952
TOTAL CURRENT LIABILITIES	4,091,215

Convertible preferred stock	843,000

STOCKHOLDERS' DEFICIT:
Preferred stock, Series H, $.01 par value,
13,500 shares authorized, 8,662 shares
issued and outstanding at September 30, 2006,
convertible, participating, $8,662,000
liquidation value at September 30,2006	86
Preferred stock, Series I, $.01 par value,
490.5 shares authorized, 490.5 shares
issued and outstanding at September 30, 2006,
convertible, participating, $49,050
liquidation value at September 30,2006	5
Common stock, $.0001 par value, 900,000,000 shares authorized,
24,775,191 shares issued and outstanding at September 30, 2006	2,478
Additional paid-in capital	33,073,484
Accumulated deficit	(37,323,414)
Accumulated other comprehensive loss	(133,038)
TOTAL STOCKHOLDERS' DEFICIT	(4,380,399)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	553,816

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	36,096	125	36,381	125
Cost of Revenues	22,145	30	22,145	30
Gross Profit	13,951	95	14,236	95

Operating expenses:
Selling, general and administrative	217,424	533,718	1,119,323	1,246,159
Depreciation and amortization	-	49,311	-	147,933

Total operating expenses	217,424	583,029	1,119,323	1,394,092

Loss from continuing operations	(203,473)	(582,934)	(1,105,087)	(1,393,997)

Other income (expenses)
Interest (expense) recovery	(350,164)	(923,383)	(215,860)	(3,979,330)
Change in fair value of derivative instruments	277,163	1,125,614	454,979	1,825,033
Interest income	3,438	70	14,109	4,520
Total other income (expenses)	(69,563)	202,301	253,228	(2,149,777)

Net income (loss) from continuing operations	(273,036)	(380,633)	(851,859)	(3,543,774)

Discontinued operations:
Net loss from discontinued operations	0	(135,456)	0	(332,731)

Net income (loss) applicable to common shareholders	(273,036)	(516,089)	(851,859)	(3,876,505)

Comprehensive loss:
Unrealized gain (loss) on available for sale marketable securities	54,603	0	(13,111)	0

Total comprehensive income (loss)	(218,433)	(516,089)	(864,970)	(3,876,505)

Net (loss) income per share - basic
Net (loss) income from continuing operations	($0.01)	($0.08)	($0.05)	($0.94)
Net (loss) income from discontinued operations	-	($0.03)	-	($0.09)
	($0.01)	($0.11)	($0.05)	($1.03)
Weighted number of shares outstanding -
basic	21,589,148	4,596,717	16,055,837	3,751,236

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(851,859)	(3,543,774)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Amortization of intangibles	-	147,933
Change in the fair value of derivative instruments	(444,422)	(1,825,033)
Excess warrant value on convertible loans	-	3,950,976
Common Stock issued in exchange for services rendered	38,750	47,052
Amortization of beneficial conversion feature, net of conversions	782,066	0

Change in operating assets and liabilities:
Accounts receivable	(38,227)	-
Inventory	11,436	(28,590)
Prepaid expenses	(23,625)	177,028
Notes receivable	(5,625)	-
Accounts payable and accrued expenses	(403,084)	186,854
Net cash used in operating activities	(934,590)	(887,554)

Net cash used in discontinued operating activities (including loss from
from operations of $332,731)	-	(410,224)

Net cash used in operating activities	(934,590)	(1,297,778)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
Proceeds from sale of property and equipment	-	-
Repayment of (advance to) Tulix	-	72,858
Net cash provided by investing activities	0	72,858

Ned cash provided by discontinued financing activities	-	5,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	5,750	-
Proceeds from equity line	637,483	-
New Promissory Note Borrowing	175,000	-
Proceeds from issuance of convertible loans	50,000	1,220,000
Net cash provided by continuing financing activities	868,233	1,220,000

Ned cash used in discontinued financing activities	-	(93,776)

Net cash provided by financing activities	868,233	1,126,224

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,357)	(93,696)

CASH AND CASH EQUIVALENTS at beginning of period	67,993	131,470
CASH AND CASH EQUIVALENTS at end of period	1,636	37,774

Non-cash investing and financing activities:
Unrealized loss on securities held for sale	13,111	-

Conversion of preferred shares into 7,479,409 and 2,593,556 shares
of common stock for the nine months ended September 30, 2006 and 2005, respectively	3,159,168	1,870,510

Issuance of 601,136 and 58,758 shares of common stock for services
rendered for the nine months ended September 30, 2006 and 2005, respectively	38,750	47,052

The accompanying notes are an integral part of these financial statements.

GLOBAL MATRECHS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Matrechs, Inc. (the “Company”, “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006.

2.  GOING CONCERN MATTERS

As reflected in the accompanying financial statements, the Company has incurred significant losses since its incorporation resulting in an accumulated deficit as of September 30, 2006 of approximately $37,323,414. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company continues to experience negative cash flows from operations and is dependent upon continued financing from investors to sustain its activities. During 2005, the Company sold its former wholly-owned subsidiary, True To Form, Ltd. (“True To Form”, “TTF”), which subsidiary represented all significant revenues generated by the Company in 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is planning to obtain additional capital principally through the sale of debt and equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  STOCK BASED COMPENSATION

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method under which compensation cost is recognized on or after the effective date for the portion of the outstanding awards for which services have not been rendered based upon the fair value of the awards calculated under SFAS 123. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123. The compensation cost expensed under the provisions of SFAS 123(R), during the nine months ended September 30, 2006 was $10,557.   In addition, the fair value of options for the nine months ended September 30, 2006 decreased by $19,314.  No restatement has been made for the periods ended December 31, 2005 and prior.

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

	Nine months ended September 30
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

4.  TAXES

There was no provision for cash payment of income taxes for the three months ended September 30, 2006, because the Company anticipates a net taxable loss for the year ending December 31, 2006.

5.  CONVERTIBLE PREFERRED STOCK

In connection with private placements of the Company's Series B, C, D and E Convertible Preferred Stock, the Company was obligated to file and have declared effective by the Securities and Exchange Commission, within a specified time period, a registration statement with respect to a minimum number of shares of common stock issuable upon conversion of the Series B, C, D and E Convertible Preferred Stock. As of September 30, 2006, such registration statement has not been declared effective although the shares are eligible for sale under Rule 144. As of March 14, 2003, the holders of these series waived all penalties related to the registration, along with mandatory conversion dates.

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

On January 18, 2006, we filed a registration Statement on Form SB-2 (File No. 333-131106) relating to the resale of up to 100,000,000 shares of our common stock that may be issued to Brittany under a Private Equity Credit Agreement. This Registration Statement (File No. 333-131106) was declared effective by the Securities and Exchange Commission (“SEC”) on February 2, 2006. During the quarter ended June 30, 2006, the Company drew down $219,124 under this facility and has drawn down $587,483 during the first six months of the fiscal year 2006. As of June 30, 2006, we had issued 99,999,333 shares to Brittany under the Private Equity Credit Agreement. During the quarter ended September 30, 2006, the Company did not have any shares that could be issued under the Private Equity Credit Agreement. On June 27, 2006, the Company filed a new Registration Statement on Form SB-2 (File No. 333-135377) relating to the resale of up to (i) 195,000,000 shares of our common stock by Brittany, which shares may from time to time be issued pursuant to the Private Equity Credit Agreement, and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. Following comments from the SEC on July 28, 2006, the Company withdrew its registration statement (File No. 333-135377) along with any pre-effective amendments and exhibits. On September 13, 2006, the Company cancelled its then current Private Equity Credit Agreement with Brittany and on September 14, 2006, the Company entered into a new Private Equity Credit Agreement with Brittany. Under the new Private Equity Credit Agreement, we may draw up to an aggregate of $15 million, from time to time at our discretion, in exchange for shares of our common stock. Each draw under the new Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied over the course of a commitment period extending 36 months after the effective date of the registration statement that we are required to file to cover such shares. On October 5, 2006, the Company filed a new Registration Statement (File No. 333-137833) relating to the resale of up to (i) 7,800,000 shares to Brittany and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. The Registration Statement (File No. 333-137833) was declared effective by the SEC on October 27, 2006 and based upon the closing price of our stock of $0.018 on September 30, 2006, the Company would only be able to drawn down an additional $140,400 under the Private Equity Credit Agreement. Based upon the closing price of our stock of $0.018 on September 30, 2006, we would have to issue to Brittany approximately 833,333,333 shares of our common stock in order to draw down the $15 million available to us under the new Private Equity Credit Agreement.

Put Shares.  Each draw under the new Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. For a given put, we must deliver a notice to Brittany indicating the dollar amount we wish to draw down. Within five trading days after delivery of this notice, Brittany must deliver this amount in two equal installments, one each on the fifth and tenth trading day following the delivery of the notice. In exchange, we must issue to Brittany, in the case of the first installment, the number of shares of common stock obtained by dividing the amount of the installment by 92% of the average of the closing bid prices on the three trading days immediately preceding the installment date, and in the case of the second installment, the number of shares obtained by dividing the amount of the installment by 92% of the average of the three lowest closing bid prices during the ten trading day period immediately preceding the installment date. We refer to the shares we sell under the agreement as “put shares.” The issuance of put shares to Brittany are to take place from time to time, at our discretion, over the course of a commitment period extending 36 months after the effective date of the registration statement covering the shares we may issue under the new Private Equity Credit Agreement.

We are required to draw down a minimum of $100,000. If we draw a lesser amount, we must pay Brittany an amount equal to eight percent of the difference between that amount and the minimum. Based on our current assessment of our financing needs, we intend to draw in excess of the one $100,000 minimum.

Blackout Shares. If we suspend sales of common stock pursuant to the registration statement covering shares issuable under the equity line within 15 trading days of a sale of common stock to Brittany and our stock price declines during the suspension period, we will be required to issue that number of additional shares of our common stock which, when combined with the shares purchased during the 15 trading days immediately preceding the suspension, will equal the number of shares Brittany would have received had the purchase been made at the conclusion of the suspension period (at the lower per share price). Any obligation to deliver blackout shares arising under the new Private Equity Credit Agreement would be irrevocable, and Brittany would have no discretion regarding whether or not to receive them.

Fees. We are required to pay Southridge Investment Group, LLC (formerly Greenfield Capital Partners), a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amount of each draw down from the equity line as consideration for services related to the establishment of the new Private Equity Credit Agreement.

Number of shares issuable under the new Private Equity Credit Agreement. We cannot predict the actual number of shares of common stock that may be issued under the new Private Equity Credit Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of cash advances we intend to draw. However, for illustrative purposes, we have calculated the number of shares we would have to issue in connection with a hypothetical draw amount of $50,000 based on the assumptions set forth below:

Authorized Shares of Common Stock . At the market price of our common stock as of November 10, 2006, it would require approximately 1,666,666,666 shares to draw down the full $15,000,000 available under the Private Equity Credit Agreement as of that date. However, based upon comments from the SEC, the Company withdrew its registration statement (File No. 333-135377) along with any pre-effective amendments and exhibits. On September 13, 2006 the Company cancelled it’s then current Equity Line Agreement with Brittany Capital Management Ltd and on September 14, 2006, the Company entered into a new Private Equity Credit Agreement with Brittany Capital Management Ltd a limited liability company organized and existing under the laws of The Bahamas. Under the Private Equity Credit Agreement, we may draw up to an aggregate $15 million, from time to time at our discretion, in exchange for shares of our common stock. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied over the course of a commitment period extending 36 months after the effective date of the registration statement of which this prospectus forms a part . On October 5, 2006, the Company filed a new Registration Statement (File No. 333-137833) relating to the resale of up to (i) 7,800,000 shares to Brittany Capital Management Ltd and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc . The Registration Statement (File No. 333-137833) was declared effective by the SEC on October 27, 2006 and based upon the closing price of our stock of $0.018 on September 30, 2006, the Company would only be able to drawn down an additional $140,400 under the Private Equity Credit Agreement.

Shares Issuable Under new Private Equity Credit Agreement for $50,000 Draw at Various Market Prices

Hypothetical Market Price	Discounted Market Price	Shares to be issued
$0.20	$0.184	271,739
$0.10	$0.092	549,478
$0.05	$0.046	1,086,957
$0.02	$0.0184	2,717,391
$0.01	$0.0092	5,434,783
$0.0075	$0.0069	7,246,377

Dilution. The issuance and sale of shares under the new Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

• As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 20% of our outstanding common stock after giving effect to such issuance.

• Because the shares we may issue under the new Private Equity Credit Agreement are discounted, the issuance of these shares will also have a financially dilutive impact on our current stockholders.

• Brittany’s sale of material amounts of our common stock into the market may result in significant downward pressure on the price of the common stock as the supply of freely tradable shares increases. Furthermore, this downward pressure may encourage short sales, which could further depress the price of our common stock.

7.  DEVELOPMENTS DURING THE QUARTER

On July 12, 2006, a Special Meeting of the Board of Directors was held and it was resolved that the Company: (i) issue 450,000 shares of common stock to Consulting for Strategic Growth1, Inc. for services rendered during July, August and September; (ii) grant non-qualified stock options to each member of the Board of Directors, with an exercise price to $0.05 as follows; 250,000 to Mr. K.I.F Gothner, 100,000 to Mr. Tom Folsom and 1,000,000 to Mr. Michael Sheppard; (iii) issue non-qualified stock options to the Chief Technology Consultant for the purchase of 186,063 shares of common stock at an exercise price of $0.05; and (iv) grant to each member of the Board of Directors non-qualified stock options for the purchase of 250,000 shares of common stock on each of September 30, 2006 and December 29, 2006 at an exercise price per share equal to the then current market price of the Company’s common stock.

On July 13, 2006, the Company executed a promissory note agreement with Aberdeen Avenue LLC, one of our existing investors, under which it borrowed an additional $150,000 under the following terms and conditions: the promissory note is repayable on or before November 30, 2006 for $180,000.

On September 13, 2006, the Company executed a promissory note agreement with Southridge Partners LP, one of our existing investors, under which the Company borrowed an additional $50,000 under the following terms: the promissory note is a 2% Convertible Promissory Note due March 31, 2007.

8.  SUBSEQUENT EVENTS

On October 5, 2006, the Company filed a new Registration Statement (File No. 333-137833) relating to the resale of up to (i) 7,800,000 shares to Brittany and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. On October 27, 2006, the Company’s Registration Statement (File No. 333-137833) was declared effective.

On October 19, 2006, the Company executed a $30,000, 2% Convertible Promissory Note Agreement with Southridge Partners LP, one of our existing investors. The promissory note is repayable on or before April 30, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the seven lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

On October 19, 2006, the Company received a pilot order for our product NuCap™ from the Australian Nuclear Science and Technology (ANSTO).

On October 20, 2006, the Board of Directors approved a stock option grant of 350,000 shares to Future Now Capital Markets Group, Inc (“FNCMGI”) for services rendered.

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

On December 29, 2005, we completed the transfer of all of the issued and outstanding capital stock of True To Form back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and us. As a result of this sale, we no longer hold any equity interest in True To Form. The consideration was determined on the basis of these negotiations and consisted of:

•      the issuance by True To Form to us of a promissory note described below in the initial principal amount of $250,000, which accrues interest at an annual rate of the prime rate plus 1% as reported by a nationally recognized commercial bank and has a maturity date of January 1, 2011;

•      the cancellation of our guaranty of the amounts owed under a promissory note issued by True To Form to Mr. Allen in connection with our acquisition of True To Form; and

•      the surrender by Mr. Allen of the 10,000,000 shares of our common stock that were issued to him as partial consideration for our purchase of True To Form on December 31, 2004 and the cancellation of all other equity interest in Global Matrechs held by Mr. Allen. The 10,000,000 shares of common stock has a fair value of $71,000.

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

As a result of the sale of True To Form, we have once again narrowed the focus of our business to marketing the technologies we currently license from Eurotech, including the following technologies:

•      NUCAP(TM), formerly called EKOR(TM), a silicon based elastomer developed jointly by scientists at the I.V. Kurchatov Institute and members of the Euro-Asian Physical Society, both based in Moscow, Russia for the purposes of long term isolation of radioactive or otherwise hazardous materials.

 •      HNIPU, a hybrid polyurethane with uses in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products.

We also license several other technologies relating to hazardous materials handling, electromagnetic radiography, and chemical processing. We are currently seeking manufacturing partners for these products.

We have received some small commercial orders, but to date, derived no significant revenue from the technologies we license from Eurotech. The development and commercialization of NuCap(TM), HNIPU and the other technologies we license will depend largely on the success of our marketing efforts and our ability to identify manufacturing partners, and we cannot be certain that we will be able to conduct our activities in a way that builds interest in these products, or that any interest we do build will result in revenue to us. Furthermore, even if these licensed technologies do become a source of revenue for us, there is no guarantee such revenue will be sufficient to offset our administrative costs. Although the exclusive focus of our business is on the marketing of these licensed technologies, there can be no assurance that these efforts will succeed.

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

The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition, which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three-month period ended September 30, 2006. We did not make any changes to this policy during this period.

Developments During the Quarter

July 12, 2006, a Special Meeting of the Board of Directors was held and it was resolved that that the Company: (i) issue 450,000 shares of common stock to Consulting for Strategic Growth1, Inc. for services rendered during July, August and September, (ii) grant non-qualified stock options to each member of the Board of Directors, with an exercise price to $0.05 as follows: 250,000 to Mr. K.I.F Gothner; 100,000 to Mr. Tom Folsom and 1,000,000 to Mr. Michael Sheppard; (iii) issue non-qualified stock options to the Chief Technology Consultant of the Company for the purchase of 186,063 shares of common stock at an exercise price of $0.05; and (iv) grant to each member of the Board of Directors non-qualified stock options for the purchase of 250,000 shares of common stock on each of September 30, 2006 and December 29, 2006 at an exercise price per share equal to the then current market price of the Company’s common stock.

On July 13, 2006, the Company executed a promissory note agreement with Aberdeen Avenue LLC, one of our existing investors under which we borrowed an additional $150,000 under the following terms and conditions: the promissory note is repayable on or before November 30, 2006 for $180,000.

On August 25, 2006, an order for NuCap™ was placed with the Company by Bechtel Jacobs Company, LLC, the integrating management contractor for the Oak Ridge facility, and was promptly delivered by Dow Corning Corporation, Global Matrechs' exclusive U.S. manufacturer of NuCap. The multiple-drum order was immediately applied to work on the Melton Valley Completion Project. The macro-encapsulation of containers for radioactive material was finished on September 8, 2006, with the option for continued use in other segments of the Project. These additional projects were completed by September 18, 2006.

On September 13, 2006, the Company executed a promissory note agreement with Southridge Partners LP, one of our existing investors under which the Company borrowed an additional $50,000. The promissory note is repayable on or before March 31, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the five lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

On September 14, 2006, the Company and Brittany agreed to terminate the parties’ Private Equity Credit Agreement and Registration Rights Agreement, dated January 10, 2006, and enter into a new Private Equity Credit Agreement and Registration Rights Agreement with terms substantially similar to the prior agreements. The reasons for terminating the prior agreements included the parties’ decision to decrease the number of shares which were required to be registered pursuant to the prior Registration Rights Agreement and to change certain mechanics relating to the exercise of put options.

Results of Operations during three months ended September 30, 2006 and 2005

Net Sales. Net sales increased in the quarter ended September 30, 2006 to $36,096 from the quarter ended September 30, 2005 which was $125. The increase in the sales related to new product orders and deliveries. An order for NuCap™ was placed by Bechtel Jacobs Company, LLC, the integrating management contractor for the Oak Ridge facility, with the Company and was promptly delivered by Dow Corning Corporation, Global Matrechs' exclusive U.S. manufacturer of NuCap. The multiple-drum order was immediately applied to work on the Melton Valley Completion Project. The macro-encapsulation of containers for radioactive material was finished on September 8, 2006, with the option for continued use in other segments of the Project. These additional projects were completed by September 18, 2006.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses decreased to $217,424 for the quarter ended September 30, 2006 from $533,718 for the quarter ended September 30, 2005. This decrease was primarily due to lower legal and professional fees.

Depreciation and Amortization. No amortization or depreciation was recorded for the quarter end September 30, 2006 as compared to $49,311 for the quarter end September 30, 2005. The decrease was due to the write off of all intangible assets as of December 31, 2005.

Interest Expense. Interest expense for the quarter ended September 30, 2006 decreased to $350,164 from $923,383 for the quarter ended September 30, 2005. For the quarter ended September 30, 2006 and 2005 it consisted of $282,631 and $911,146, respectively, of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $63,956 and $12,237, respectively, in accrued interest expense on other borrowings.  Amortization of debt discount and the beneficial conversion feature for the three months ended September 30, 2006 and 2005 was $227,092 and $59,116, respectively.

Other (Income) Expenses. Other (income) expenses for the quarter ended September 30, 2006 consisted of ($277,163) versus ($1,125,614) for the comparable period in 2005. The income was the result of the change in the fair value of our derivative instruments.

Interest Income. Interest income in the quarter ended September 30, 2006 consisted of $3,438 versus $70 for the comparable period in 2005 and reflects interest earned on notes receivable as well as money market bank interest.

Results of Operations during nine months ended September 30, 2006 and 2005

Net Sales. Net sales increased for the nine months ended September 30, 2006 to $36,381 from the nine month period ended September 30, 2005 which was $125. The increase reflects the increased sales of the Company’s primary products because of added sales efforts and marketing of NuCap™.

General and Administrative. General and administrative expense includes salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining our records and SEC reporting. General and administrative expenses decreased to $1,119,323 for the nine months ended September 30, 2006 from $1,246,159 for the nine months ended September 30, 2005. This decrease was primarily due to slightly lower legal and professional fees.

Depreciation and Amortization. No amortization or depreciation was recorded for the nine months ended September 30, 2006 as compared to $147,933 for the nine months ended September 30, 2005. The decrease was due to the write off of all intangible assets as of December 31, 2005.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $215,860 compared to September 30, 2005 expense of $3,979,330. The nine months ended September 30, 2006 included a reversal of $698,000 in penalties related to certain notes payable that were amended during the quarter. Such amount has been reflected against interest expense as such was originally recorded as interest expense. For the nine months ended September 30, 2006 and 2005 it consisted of $600,836 and $3,967,093, respectively, of interest in connection with the beneficial conversion features and amortization of warrant features related to convertible notes, and $64,847 and $12,237, respectively, in accrued interest expense on other borrowings.  Amortization of debt discount and the beneficial conversion feature for the nine months ended September 30, 2006 and 2005 was $671,665 and $177,348, respectively.

Other (Income) Expenses. Other (income) expenses for the nine months ended September 30, 2006 consisted of ($454,979) versus ($1,825,033) for the same period ended September 30, 2005.

Interest Income. Interest income for the nine months ended September 30, 2006 consisted of $14,109 versus $4,520 for the comparable period in 2005 and reflects interest earned on notes receivable and well as money market bank interest.

Liquidity and Capital Resources

Our sources of capital are extremely limited. We have incurred operating losses since inception and as of September 30, 2006, we had an accumulated deficit of $37,323,414 and a working capital deficit of $3,844,973.

Cash Provided by Financing Activities

During the nine months ended September 30, 2006, we financed our business primarily by drawing down on our equity line and issuing convertible and other promissory notes. Cash provided by financing activities for the nine months ended September 30, 2006 was $868,233, compared to $1,220,000 for the same period in 2005.  Of the amount received for the nine months ended September 30, 2006, $637,483 represents proceeds from draws under the equity line established January 10, 2006 and $225,000 in convertible and other promissory notes and $5,750 related to the proceeds of a warrant exercise.

Promissory & Convertible Notes.

On July 13, 2006, the Company executed a promissory note agreement with Aberdeen Avenue LLC, one of our existing investors under which it borrowed an additional $150,000 under the following terms and conditions: the promissory note is repayable on or before November 30, 2006 for $180,000.

On September 13, 2006, the Company executed a promissory note agreement with Southridge Partners LP, one of our existing investors, under which the Company borrowed an additional $50,000. The promissory note is repayable on or before March 31, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the five lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

On October 19, 2006, the Company executed a $30,000 2% convertible Promissory Note Agreement with Southridge Partners LP, one of our existing investors. The promissory note is repayable on or before April 30, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the seven lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

Private Equity Credit Line

Summary. On January 10, 2006, we entered into the Private Equity Credit Agreement with Brittany. Under the Private Equity Credit Agreement, we may draw up to $15 million from time to time, at our discretion, in exchange for shares of our common stock, subject to conditions outside of the control of Brittany further described below.

On January 18, 2006, we filed a registration Statement on Form SB-2 (File No. 333-131106) relating to the resale of up to 100,000,000 shares of our common stock that may be issued to Brittany under a Private Equity Credit Agreement. This Registration Statement (File No. 333-131106) was declared effective by the Securities and Exchange Commission (“SEC”) on February 2, 2006. During the quarter ended June 30, 2006, the Company drew down $219,124 under this facility and has drawn down $587,483 during the first six months of the fiscal year 2006. As of June 30, 2006, we had issued 99,999,333 shares to Brittany under the Private Equity Credit Agreement. During the quarter ended September 30, 2006, the Company did not have any shares that could be issued under the Private Equity Credit Agreement. On June 27, 2006, the Company filed a new Registration Statement on Form SB-2 (File No. 333-135377) relating to the resale of up to (i) 195,000,000 shares of our common stock by Brittany, which shares may from time to time be issued pursuant to the Private Equity Credit Agreement, and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. Following comments from the SEC on July 28, 2006, the Company withdrew its registration statement (File No. 333-135377) along with any pre-effective amendments and exhibits. On September 13, 2006, the Company cancelled its then current Private Equity Credit Agreement with Brittany and on September 14, 2006, the Company entered into a new Private Equity Credit Agreement with Brittany. Under the new Private Equity Credit Agreement, we may draw up to an aggregate of $15 million, from time to time at our discretion, in exchange for shares of our common stock. Each draw under the new Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied over the course of a commitment period extending 36 months after the effective date of the registration statement that we are required to file to cover such shares. On October 5, 2006, the Company filed a new Registration Statement (File No. 333-137833) relating to the resale of up to (i) 7,800,000 shares to Brittany and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc. The Registration Statement (File No. 333-137833) was declared effective by the SEC on October 27, 2006 and based upon the closing price of our stock of $0.018 on September 30, 2006, the Company would only be able to drawn down an additional $140,400 under the Private Equity Credit Agreement. Based upon the closing price of our stock of $0.018 on September 30, 2006, we would have to issue to Brittany approximately 833,333,333 shares of our common stock in order to draw down the $15 million available to us under the new Private Equity Credit Agreement.

Put Shares.  Each draw under the new Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. For a given put, we must deliver a notice to Brittany indicating the dollar amount we wish to draw down. Within five trading days after delivery of this notice, Brittany must deliver this amount in two equal installments, one each on the fifth and tenth trading day following the delivery of the notice. In exchange, we must issue to Brittany, in the case of the first installment, the number of shares of common stock obtained by dividing the amount of the installment by 92% of the average of the closing bid prices on the three trading days immediately preceding the installment date, and in the case of the second installment, the number of shares obtained by dividing the amount of the installment by 92% of the average of the three lowest closing bid prices during the ten trading day period immediately preceding the installment date. We refer to the shares we sell under the agreement as “put shares.” The issuance of put shares to Brittany are to take place from time to time, at our discretion, over the course of a commitment period extending 36 months after the effective date of the registration statement covering the shares we may issue under the new Private Equity Credit Agreement.

We are required to draw down a minimum of $100,000. If we draw a lesser amount, we must pay Brittany an amount equal to eight percent of the difference between that amount and the minimum. Based on our current assessment of our financing needs, we intend to draw in excess of the one $100,000 minimum.

Blackout Shares. If we suspend sales of common stock pursuant to the registration statement covering shares issuable under the equity line within 15 trading days of a sale of common stock to Brittany and our stock price declines during the suspension period, we will be required to issue that number of additional shares of our common stock which, when combined with the shares purchased during the 15 trading days immediately preceding the suspension, will equal the number of shares Brittany would have received had the purchase been made at the conclusion of the suspension period (at the lower per share price). Any obligation to deliver blackout shares arising under the new Private Equity Credit Agreement would be irrevocable, and Brittany would have no discretion regarding whether or not to receive them.

Fees. We are required to pay Southridge Investment Group, LLC (formerly Greenfield Capital Partners), a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amount of each draw down from the equity line as consideration for services related to the establishment of the new Private Equity Credit Agreement.

Number of shares issuable under the new Private Equity Credit Agreement. We cannot predict the actual number of shares of common stock that may be issued under the new Private Equity Credit Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of cash advances we intend to draw. However, for illustrative purposes, we have calculated the number of shares we would have to issue in connection with a hypothetical draw amount of $50,000 based on the assumptions set forth below:

Shares Issuable Under Private Equity Credit Agreement for $50,000 Draw at Various Market Prices

Hypothetical Market Price	Discounted Market Price	Shares to be issued
$0.20	$0.184	271,739
$0.10	$0.092	549,478
$0.05	$0.046	1,086,957
$0.02	$0.0184	2,717,391
$0.01	$0.0092	5,434,783
$0.0075	$0.0069	7,246,377

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

• As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 20% of our outstanding common stock after giving effect to such issuance.

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

Financing Activities in 2006

During 2006, we financed our business by drawing down on our equity line and through the issuance of convertible and other promissory notes.

Promissory Note with Southridge Partners, LP.

On June 20, 2006, we entered into a $25,000 nonnegotiable promissory note with Southridge Partners, LP, one of our existing investors, whereby we agreed to pay $30,000 on or before December 31, 2006.

On September 13, 2006, the Company executed a promissory note agreement with Southridge Partners LP, one of our existing investors, under which the Company borrowed an additional $50,000. The promissory note is repayable on or before March 31, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the five lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

On October 19, 2006, the Company executed a $30,000 2% convertible Promissory Note Agreement with Southridge Partners LP, one of our existing investors. The promissory note is repayable on or before April 30, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the seven lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

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

Going Concern and Financing Requirements

The report of our prior registered independent public accounting firm dated March 27,2006 includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we had an accumulated deficit of approximately $36,471,555 and $37,323,414 as of December 31, 2005 and September 30, 2006, respectively. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our consolidated unaudited interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying consolidated unaudited financial statements, we had negative working capital of approximately $6,938,679.

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

Commitments and Contingencies

Facilities Leases

As of September 30, 2006, the Company occupied approximately 550 square feet in one office building in Ridgefield, Connecticut on a lease that expires on September 30, 2006. The Company is currently renting these facilities on a month to month basis. The Company also has an offsite office of which it also pays rent on a month-to-month basis. The total rent expense was $19,400 and $65,801, for the three and nine months ended September 30, 2006, respectively.

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

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

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

We have a history of operating losses. During the fiscal years ended December 31, 2005, and December 31, 2004, we recorded net losses available to common stockholders of $6,109,806 and $2,998,429, respectively. As of September 30, 2006, we had an accumulated deficit of $37,323,414. If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability. The continued development of our current technologies or acquisitions of new technologies will require additional capital. If we are unable to generate additional capital through our operations, we will be required to resort to financing activities. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business.

If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. Our inability to obtain adequate financing will result in the need to curtail business operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we raise additional funds through the sale of equity or convertible securities,

•    the ownership percentage of our common stock will be reduced;

•     the value of our stock may be diluted;

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

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Private Equity Credit Agreement dated September 14, 2006, with Brittany Capital Management. We have registered the resale of 7,800,000 shares of common stock we may issue under this agreement pursuant to our current registration statement.

The number of shares we have to issue for a given draw down under the Private Equity Credit Agreement has an inverse relationship to our market price. Therefore, the lower our market price, the less we will be able to raise by issuing the 7,800,000 registered shares to Brittany. In the event we have additional financing needs after we have exhausted the shares being registered under the registration statement, we will need to find alternative methods of financing our operations or registering additional shares to be issued under the Private Equity Credit Agreement.

In addition, our access to funds under the Private Equity Credit Agreement may be limited by the following factors:
Maximum Put Amount . The maximum amount of each put is equal to the lesser of (a) $100,000, or (b) 500% percent of the weighted average volume for the 20 trading days immediately preceding the put date.

9.99% Cap . Our Private Equity Credit Agreement provides that in no event shall the number of shares issuable to Brittany cause it to own in excess of 9.99% of the then outstanding shares of our common stock. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

Authorized Shares of Common Stock . At the market price of our common stock as of November 10, 2006, it would require approximately 1,666,666,666 shares to draw down the full $15,000,000 available under the Private Equity Credit Agreement as of that date. However, based upon comments from the SEC, the Company withdrew its registration statement (File No. 333-135377) along with any pre-effective amendments and exhibits. On September 13, 2006 the Company cancelled it’s then current Equity Line Agreement with Brittany Capital Management Ltd and on September 14, 2006, the Company entered into a new Private Equity Credit Agreement with Brittany Capital Management Ltd a limited liability company organized and existing under the laws of The Bahamas. Under the Private Equity Credit Agreement, we may draw up to an aggregate $15 million, from time to time at our discretion, in exchange for shares of our common stock. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied over the course of a commitment period extending 36 months after the effective date of the registration statement of which this prospectus forms a part . On October 5, 2006 the Company filed a new Registration Statement (File No. 333-137833) relating to the resale of up to (i) 7,800,000 shares to Brittany Capital Management Ltd and (ii) 63,636 shares of our common stock issued to Econ Corporate Services, Inc . The Registration Statement (File No. 333-137833) was declared effective by the SEC on October 27, 2006 and based upon the closing price of our stock of $0.018 on September 30, 2006, the Company would only be able to drawn down an additional $140,400 under the Private Equity Credit Agreement.

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

We depend upon the continued services of our senior management and consultants for our continued success. The loss of any member of senior management or consultant could have a serious negative impact upon our business and operating results. We can provide no assurances that we will be able to retain our senior management or other key personnel.

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

We believe that Brittany and other stockholders intend to sell their shares of common stock in the market, which sales may cause our stock price to decline

Under the Private Equity Credit Agreement, Brittany Capital Management may sell in the public market up to 7,800,000 shares of common stock with our new Form SB-2 (File No. 333-137833) which was filed on October 5, 2006 and became effective on October 27, 2006. Such sales may cause our stock price to decline. Specifically:

•      Existing stockholders will experience substantial dilution if we draw down the maximum amount of shares of common stock registered (approximately 20% of our outstanding shares after giving effect to the issuance, based on the shares outstanding as of November 10, 2006). The risk associated with the possible sale of a large number of shares issued under the equity line could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.

•      Because Brittany is purchasing our shares at a discount, it will have an incentive to sell immediately so that it can realize a gain on the difference. If our common stock market price does decline, this could further accelerate sales of our common stock.

•      To the extent Brittany sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Brittany to sell greater amounts of common stock, the sales of which would further depress the stock price.

•      Actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the Private Equity Credit Agreement could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

If the market price of our common stock falls below $0.60 per share for 10 consecutive trading days, holders of the notes may require us to prepay (within 60 days of the receipt of a notice of such election) the principal outstanding at the time of such prepayment plus a premium equal to 140% of the principal amount being prepaid. If we cannot prepay the notes, we will be in default, and the holders of the notes will have the remedies available to creditors. All of our assets are subject to security agreements, and the holders of these notes, in the event of default, could foreclose and liquidate some or all of our assets. The claims of our creditors to our assets are senior to those of our stockholders. Accordingly, $708,000 is included in accounts payable and accrued expenses as a contingent liability in the event that the Note holders assert this prepayment penalty. As of November 10, 2006, only one of the note holders has made the assertion, in accordance with the note, during March 2006, the Company paid $10,000, representing 40% of the note, to the note holder. All other holders of these Notes waived this penalty.

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

Due to the current price of our common stock, $0.009 as of November 10, 2006, many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

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

Our stock price has been volatile. From January 1, 2004 to November 10, 2006 the trading price of our common stock ranged from $3.00 to $0.0.008. Many factors may cause the market price of our common stock to fluctuate, including:

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•      the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•      the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•      the limitation that directors may be removed only for cause by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote; and

•      advance notice requirements for stockholder proposals and director nominations.

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

Management concluded that the problems set forth above did not necessitate a conclusion that our disclosure controls and procedures were ineffective as of September 30, 2006.  First, our management has concluded that the problems set forth above were largely the result of inadequate staffing, competence and segregation of duties in our accounting and financial reporting functions and insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, which we have addressed by retaining an outside accounting firm and consultant to assist with some of the highly technical issues relating to the company’s capital structure. In addition, we were able to timely file our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, our annual report on Form 10-KSB for the year ended December 31, 2005, our quarterly reports on Form 10-QSB for the quarter ended March 31, 2006 (with extension), and June 30, 2006 (with extension) indicating that the issues relating to the timeliness of our reporting have been successfully addressed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

On March 16, 2006, we, Carey Naddell, CEO of Eurotech, Ltd., and Eurotech, Ltd. executed a full mutual release of claims, completing a settlement of each of the actions among the parties related to obligations under two license agreements and a written service agreement. A settlement liability and related settlement expense in the amount of $175,000 was accrued by the Company at December 31, 2005. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 was payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006, with a final installment payment due on or before October 15, 2006. The final three payments in the aggregate amount of approximately $64,000 was not paid by the Company when due, and, in accordance with the settlement agreement, a default judgment has been entered against the Company. We are currently in negotiations with Eurotech to cure the default and complete the final three installment payments due under the settlement agreement.

We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 5.  OTHER INFORMATION

On September 13, 2006, the Company executed a promissory note agreement with Southridge Partners LP, one of our existing investors, under which the Company borrowed an additional $50,000. The promissory note is a 2% Convertible Promissory Note due March 31, 2007. We intend to use the proceeds for working capital. The promissory note bears interest at a fixed rate of 2% per annum computed on the unpaid principal balance, which is payable upon maturity. The promissory note is repayable on or before March 31, 2007 (the “Maturity Date”). Prior to the Maturity Date, all or a portion of the outstanding principal and interest on the note may be converted into a number of shares of the Company’s common stock equal to a fraction, the numerator of which shall be the amount of principal and interest being so converted and the denominator of which shall be equal to the conversion price. The conversion price is equal to eighty-percent (80%) of the average of the five lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

ITEM 6.  EXHIBITS

(a) Exhibits

EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

10.1	Form of Promissory Note Agreement by and between Global Matrechs, Inc. and Aberdeen Avenue LLC, dated July 17, 2006 and September 13, 2006.		SB-2	October 5, 2006	10.24

10.2	Nonnegotiable 2% Convertible Promissory Note issued to Southridge Partners LP dated September 13, 2006.	X

10.3	Registration Rights Agreement by and between Global Matrechs, Inc. and Brittany Capital Management Limited, dated September 14, 2006.		8-K	September 18, 2006	10.2

10.4	Private Equity Credit Agreement by and between Global Matrechs, Inc. and Brittany Capital Management Limited, dated September 14, 2006.		8-K	September 18, 2006	10.1

10.5*	Contract Manufacturing Agreement between Global Matrechs, Inc. and Dow Corning Corporation effective August 1, 2006	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: November 14, 2006	By:	/s/ Michael Sheppard
Name: Michael Sheppard
Title: President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

10.1	Form of Promissory Note Agreement by and between Global Matrechs, Inc. and Aberdeen Avenue LLC, dated July 17, 2006 and September 13, 2006.		SB-2	October 5, 2006	10.24

10.2	Nonnegotiable 2% Convertible Promissory Note issued to Southridge Partners LP dated September 13, 2006.	X

10.3	Registration Rights Agreement by and between Global Matrechs, Inc. and Brittany Capital Management Limited, dated September 14, 2006.		8-K	September 18, 2006	10.2

10.4	Private Equity Credit Agreement by and between Global Matrechs, Inc. and Brittany Capital Management Limited, dated September 14, 2006.		8-K	September 18, 2006	10.1

10.5*	Contract Manufacturing Agreement between Global Matrechs, Inc. and Dow Corning Corporation effective August 1, 2006	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.