Form 10-K
period 2006-12-31
GLOBAL MATRECHS, INC.
filed 2009-01-20
CIK 1021226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-29204

GLOBAL MATRECHS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2153309
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

90 Grove Street, Suite 201	.
Ridgefield, CT	06877
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (203) 431-6665

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $.0001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act  Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐       No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,580,627 on June 30, 2006, based on the last reported sales price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of December 15, 2008, there were 377,607,819 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

GLOBAL MATRECHS, INC. AND SUBSIDIARIES
FORM 10-K
For the Year Ended
December 31, 2006

PART I

ITEM 1.  BUSINESS

Cautionary Note About Forward-Looking Statements

Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties.  In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain forward-looking statements.  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.  For discussion of the factors that might cause such a difference, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.  We undertake no obligation to update or revise such forward-looking statements.  We urge readers to review carefully the risk factors described in this Annual Report found in Item 1A. “Risk Factors” and the other documents that we file with the Securities and Exchange Commission (“SEC”). These documents can be read at www.sec.gov.

History

Global Matrechs, Inc. (“Global Matrechs,” “we,” “us,” “our” or the “Company”), was organized in 1994 to provide complex web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time we have been the successor to many businesses and have undergone material changes to our business and our financial structure.  Our current business focus is marketing and selling the technologies we licensed from Eurotech, which is described in detail below, to manufacturers and other parties.

On March 27, 2003, we entered into a License and Exchange Agreement with Eurotech and Polymate, Ltd. and Greenfield Capital Partners, LLC (the “Exchange Agreement”). On May 22, 2003 we entered into a License Agreement with Eurotech (the “License Agreement”). Pursuant to the Exchange Agreement and the License Agreement, Eurotech has licensed to us its rights to EKOR (now called NuCap™), HNIPU, Electro Magnetic Radiography/Acoustic Core (EMR/AC), Rad-X, Firesil, LEM and Rapidly Biodegradable Hydrophobic Material (RBHM) technologies, which are more fully described herein. The License Agreement provides that the licenses granted to us thereunder may be terminated by Eurotech (i) if we have not affected a commercial sale of any licensed technology or improved licensed technology by April 1, 2006, and (ii) in other circumstances.  During 2006, the Company received multiple commercial orders from the Hanford nuclear waste facility in Richland, Washington via the contractor Battelle, and the Department of Energy site in Oakridge, Tennessee for NuCap™ and for HNIPU through our sales partner EFM from Denbar paints in Israel along with small orders in the United States.

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

Also in connection with this transaction, we issued 1,500 shares of Series F Convertible Preferred Stock to Polymate, as partial consideration for its agreement to modify its rights to receive royalties from Eurotech, and 750 shares of Series F Convertible Preferred Stock to Greenfield as compensation for advisory services relating to the transaction. The holders of shares of Series F Preferred Stock later cancelled their outstanding shares of Series F Preferred Stock in exchange for the right to receive shares of Series H Convertible Preferred Stock, which were issued to them on September 30, 2003. Greenfield has since sold its interest in our Preferred Series H shares to Southshore Capital Fund, Ltd. and Polymate has converted all of its preferred shares to common shares.

Prior to May 31, 2004, we derived revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees.  On May 31, 2004, we completed the sale of our remaining Internet business to Tulix Systems, Inc., Gia Bokuchava, Nino Doijashvili and Timothy R. Robinson, who were officers and directors of our company, and now are the officers, directors and founding shareholders of Tulix.  We have kept a 15% interest in the surviving entity.  We recorded a loss on the sale of this business of $125,030 in the fourth quarter of 2003 and recorded an additional loss of $124,385 in the second quarter of 2004 for adjustments to the closing as provided for in the closing documents. With the consummation of this sale, we have completely exited from all Internet-related enterprises and our business consists exclusively of the marketing of technologies licensed from Eurotech, Ltd. under the License Agreement. On May 18, 2007 we completed a Redemption Agreement with Tulix selling back our 15% interest in Tulix to the management of Tulix for $50,000.

On December 31, 2004, we completed the acquisition of True to Form, Limited (“True to Form”), a maker of specialized lighting products for a range of markets. On December 29, 2005, we completed the sale of True to Form back to its original owner. Our primary source of operating revenue had been, prior to this sale, the specialty lighting group. However, during the first three quarters of 2005, True to Form was unprofitable. As a result of the sale of True to Form, we narrowed the focus of our business to marketing the technologies we currently license from Eurotech.

Private Placements with Southridge Partners, LP

On January 31, 2005, we entered into a Second Securities Purchase Agreement (the “Second Securities Purchase Agreement”) with Southridge Partners, LP (“Southridge”), one of our existing investors, whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrant to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment. The note was convertible, at the option of Southridge, into shares of our common stock at a conversion price of $0.02 per share. The interest rate of this note was two percent (2%) per annum. Under the terms of the Second Securities Purchase Agreement, Southridge was entitled to require us to repurchase some or all of its notes if the market price of our common stock fell below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we defaulted under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) was to become immediately due and payable, and the interest rate will automatically increase to 18% per annum. This note was paid off on January 2, 2007.

Under the terms of the Second Securities Purchase Agreement, Southridge had the option any time prior to July 1, 2005, to purchase an additional note in the principal amount of up to $1,500,000 on substantially the same terms as the note issued on January 31, 2005. Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of $425,000 and warrants to purchase up to 17,000,000 shares of our common stock at an exercise price of $0.025 per share. Each of these transactions was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). On July 8, 2005, we, together with Southridge, terminated the option to purchase additional notes.

We have secured the payment of the notes with a subordinated security interest in our accounts, general intangibles, inventories and other collateral. In addition, in the event we propose to register securities under the Securities Act, we are required to notify Southridge in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying its notes and warrants in the registration statement filed in connection with such registration (and assume any expenses associated therewith). The warrants have an expiration date of January 31, 2010, and contain a cashless exercise provision whereby Southridge may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, we would receive no proceeds upon such exercise.

Exchange Agreement with Woodward, LLC

On January 31, 2005, we entered into an Exchange Agreement with Woodward, LLC, pursuant to which we acquired promissory notes, and have accordingly assumed all rights pertaining thereto, issued by Eurotech, Ltd. The notes are currently in default and have an aggregate outstanding principal amount of $290,000. The notes carry a default annual interest rate of 18% and are past due. In exchange for these notes, we issued to Woodward a promissory note with an annual interest rate of two percent (2%) in the principal amount of $250,000, which is convertible at the election of Woodward into shares of our common stock at a conversion price equal to 80% of the average of the seven (7) lowest closing bid prices for the ten (10) trading days immediately preceding the date the Company receives written notice from Woodward of its election to effect such a conversion. Under the terms of the Exchange Agreement, in the event we propose to register securities under the Securities Act, we are required to notify Woodward in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note on the registration statement filed in connection with such registration, and assume any expenses associated therewith. This note was transferred to Aberdeen Avenue, LLC (“Aberdeen”) on May 24, 2006.

Private Placements with MacNab, LLC

On June 14, July 13, August 1, September 14, and October 3, 2005, we entered into Securities Purchase Agreements with MacNab, LLC, each in substantially the same form, pursuant to which we sold non-negotiable 2% secured convertible promissory notes in the aggregate principal amount of $595,000, and warrants to purchase up to 23,800,000 shares of our common stock, for an aggregate purchase price of $595,000. The notes and warrants are on substantially the same terms as the notes and warrants issued to Southridge, as described above.  On May 24, 2006, these notes were assigned to Aberdeen Avenue, LLC with the maturity dates extended to December 31, 2008.

Debt Issuance to Southridge

 On January 31, 2005, March 2, 2005, April 11, 2005, May 12, 2005, December 7, 2005, June 20, 2006, September 13, 2006, October 19, 2006, December 1, 2006 and December 21, 2006, we issued promissory notes in the aggregate principal amount of $1,295,000 to Southridge with a maturity date of June 30, 2008 and a current interest rate of 2%. In addition on January 10, 2007, and January 25, 2007, we issued promissory notes in the aggregate principal amount of $90,000 to Southridge, which matures on December 31, 2008.   In the event of a default, the annual interest rate on all of these notes will increase to 18% and Southridge may, at its option, demand immediate payment of all amounts due under these notes.  The January 31, 2005, March 2, 2005 and May 12, 2005 notes in the aggregate amount of $550,000 were amended on May 24, 2006 whereby December 31, 2008 was established as the new maturity date for each of these notes.  While no notice of default has been received from Southridge regarding the remaining notes, the Company and Southridge are negotiating the terms of the amendments to these remaining notes.

Promissory Notes Sold to Aberdeen

On July 13, 2006, we executed a promissory note agreement with Aberdeen, one of our existing investors, pursuant to which we received gross proceeds of $150,000. The principal value of the note is $180,000 which is payable in full on or before November 30, 2006. If we fail to pay the principal amount in full on or before the maturity date, then the principal amount increases to $200,000. The note does not otherwise incur interest. The note contains usual and customary events of default.  We are currently seeking to renegotiate the terms of this note.

On September 13, 2006, we executed an additional promissory note agreement with Aberdeen pursuant to which we received gross proceeds of $50,000. The principal value of the note is $60,000 which is payable in full on or before November 30, 2006. If we fail to pay the principal amount in full on or before the maturity date, then the principal amount increases to $75,000. The note does not otherwise incur interest. The note contains usual and customary events of default. We are currently seeking to renegotiate the terms of this note.

Amendment of Convertible Promissory Notes

On May 24, 2006, we entered into an agreement to amend the terms of the promissory notes issued to MacNab, LLC and Southridge. Under the terms of the amendment, we have, among other things, modified the conversion price from a fixed rate of $.60 per share to a variable rate based on 80% of the market price of our common stock and eliminated a provision which permitted the holder to force us to repurchase its note at a 40% premium over the outstanding principal in the event shares of our common stock trade below $.60 for 10 consecutive trading days. MacNab, LLC waived all penalties due from us, which amounted to more than $500,000. While we believe that this amendment was in the best interests of the Company, stockholders will be subject to significant dilution of their shares of common stock in the event our stock price declines.

On July 12, 2006, we (i) issued 450,000 shares of common stock to Consulting for Strategic Growth 1, Inc. for services to be rendered during July, August and September 2006, (ii) granted non-qualified stock options to the members of the Board of Directors, with an exercise price of $0.05 as follows; 250,000 to Mr. K.I.F Gothner, 100,000 to Mr. Tom Folsom and 1,000,000 to Mr. Michael Sheppard, (iii) issued to Peter Gulko non-qualified stock options for the purchase of 186,063 shares of common stock at an exercise price of $0.05, and (iv) granted to each member of the Board non-qualified stock options for the purchase of 250,000 shares of common stock on each of September 30, 2006 and December 29, 2006 at an exercise price per share equal to the then-current market price of our common stock.

On October 20, 2006 we issued a non-qualified option for 350,000 shares of common stock to Future Now Capital Markets Group, Inc. as consideration for services rendered.  This option is exercisable on a cashless basis at a price of $0.0129 a share and will expire October 19, 2011.

On November 14, 2006, we issued a non-qualified option for an additional 150,000 shares of common stock to Future Now Capital Markets Group, Inc. as consideration for services rendered.  This option is exercisable on a cashless basis at a price of $0.0070 a share and will expire November 13, 2011.

On December 27, 2006 we issued a non-qualified option for 1,582,750 shares of common stock to a consultant and Future Now Capital Markets Group, Inc. for consideration of services rendered at a price of $0.0065 a share and will expire December 28, 2011.

On April 2, 2007, our Board of Directors resolved that we (i) complete negotiating the application for D & O insurance, (ii) complete the settlement agreement with Carey Naddell in lieu of cash, legal fees and penalty, for 20,000,000 shares of the Company’s common stock with registration rights, (iii) engage an advisor for $12,500 and warrants worth $12,500, (iv) sell its minority interest in Tulix for $50,000, (v) issue Future Now Capital Markets Group, Inc. 1,250,000 shares for services rendered along with $15,000, (vi) has the authority to borrow up to $350,000, and (vii) options be granted to Peter Gulko, a consultant for services rendered for 1,578,912 shares of common stock and to the Board of Directors for 1,100,000 shares of common stock.

Increase in Authorized Shares Available for Issuance and Stock Split

             On April 28, 2006 we received shareholder approval to increase the number of shares of common stock authorized for issuance under our certificate of incorporation from 300,000,000 to 900,000,000. Also on April 28, 2006, we amended our certificate of incorporation to effect that increase. We also received authorization from our shareholders to effect a reverse split of our common stock (which would have the effect of decreasing the number of shares outstanding and, thereby, increase the number of shares available for issuance) at a series of ratios, at the discretion of our board of directors. On May 26, 2006, pursuant to the approval of our shareholders, we effected a reverse split of our common stock at a ratio of 1:20 and filed an Amendment to the Certificate of Incorporation with the Delaware Secretary of State, thereby decreasing the number of issued and outstanding shares. Both the increase in the number of shares authorized for issuance under our charter and the reverse stock split are likely to result in dilution to our existing shareholders.  The accompanying financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

On September 14, 2006, the Company and Brittany Capital Management Limited (“Brittany”) agreed to terminate the parties’ Private Equity Credit Agreement and Registration Rights Agreement, dated January 10, 2006, and enter into a new Private Equity Credit Agreement and Registration Rights Agreement with terms substantially similar to the January agreements whereas we may draw up to an aggregate $15 million, from time to time at our discretion, in exchange for shares of our common stock. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied over the course of a commitment period extending to October 2009. The reasons for terminating the January agreements included the parties’ decision to decrease the number of shares, which were required to be registered pursuant to the January Registration Rights Agreement and to change certain mechanics relating to the exercise of put options. Copies of the September 14, 2006 Private Equity Agreement and Registration Rights Agreement were attached as exhibits to our Current Report on Form 8-K filed with the SEC on September 15, 2006.

We are required to draw down a minimum of one hundred thousand dollars. Under the Brittany Private Equity Credit Agreement if we draw a lesser amount, we must pay Brittany an amount equal to eight percent of the difference between that amount and the minimum. As of the filing date of this Annual Report on Form 10-K, we have drawn down $599,019.

Number of shares issuable under the Private Equity Credit Agreement.

We cannot predict the actual number of shares of common stock that may be issued under the Private Equity Credit Agreement, in part because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of cash advances we intend to draw. Based on the closing price of our common stock of $0.0009 on September 26, 2008, we would have to issue to Brittany approximately 16.7 billion shares of our common stock in order to draw down the $15 million available to us under the Private Equity Credit Agreement.

Dilution.

The issuance and sale of shares under the Private Equity Credit Agreement has had and will continue to have a significant dilutive impact on our stockholders for several reasons, including the following:

            The lower our stock price is, the more shares we would have to issue for a given draw down amount.

The shares we may issue under the Private Equity Credit Agreement are at a discount to the market price.

The issuance of shares under the agreement will increase the number of shares we have outstanding, and their subsequent resale will increase the number of freely tradable shares in the market.

Brittany is an “underwriter” under the Securities Act, as amended, in connection with the sale of common stock issuable pursuant to our Private Equity Credit Agreement. Under this agreement, after our delivery of a notice of our intent to put shares, Brittany will pay us, in two equal installments, the amount of the draw-down we request in exchange for a number of shares equal to 92% of the average of three closing bid prices during the applicable valuation period preceding the date on which the installment is completed. The 8% discount on the purchase of common stock to be received by Brittany is an underwriting discount. We are required to pay Southridge Investment Group, LLC, formerly Greenfield Capital Partners, LLC, a registered broker dealer, a fee in cash, equal to 1% of the amounts, if any, we may draw down for services related to the establishment of our Private Equity Credit Agreement.

Products and Services

NuCap™

Description. NuCap, formerly called EKOR, was developed jointly by scientists at the I.V. Kurchatov Institute, or Kurchatov, and members of the Euro-Asian Physical Society, or EAPS, both based in Moscow, Russia. EKOR was the brand name for a family of materials designed for the purposes of long-term isolation of radioactive or otherwise hazardous materials. As a silicon-based elastomer, NuCap’s adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, NuCap materials surround and immobilize radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water- proof properties prevent such debris from migrating by water or as air-borne particles. NuCap materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, NuCap comes in multiple product forms and can be applied using specified methods for waste-coating and encapsulation. We believe that this allows NuCap to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

The NuCap product family’s performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are currently five basic forms of NuCap:

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

Marketing. We are aggressively marketing NuCap for use in nuclear waste encapsulation and nuclear debris fixation for nuclear cleanup projects, nuclear facility decontamination and decommissionings, and nuclear waste transportation and disposal. As part of this strategy, we have completed a sales representation agreement with NuCon-RF to represent the Company on an exclusive basis in the former Soviet Union (“RF”) and non-exclusive basis in the European Community and a manufacturing agreement with Dow Corning. While we have sold small orders of NuCap™ into Europe and the United States we continue to see strong opportunities for NuCap and our other technologies, however, we can offer no assurance that our efforts will be successful.

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

Marketing. On November 17, 2003, we entered into an agreement with Environmental Friendly Materials, GMBH (“EFM”), a German company, for the manufacture and sale of HNIPU for the European marketplace. EFM has been given non-exclusive license to manufacture and distribute HNIPU and intends to manufacture it at various locations across Europe. We have applied for approval to sell HNIPU in the United States from the EPA and in May 2005 we were approved and have been put on their approved list of products.  In February 2006, we received our first commercial order on HNIPU from a paint manufacturer in Israel.  On August 30, 2006 we completed an updated Agreement with EFM that will expand its territory to include Southeast Asia.

Because HNIPU represents a new class of polymer compounds closely related to polyurethanes, we expect that a variety of products will emerge from the development of variations and improvements to the existing HNIPU binders that have worldwide industrial applications. For this reason, we continue to seek to license HNIPU to large industrial polymer and chemical manufacturers who can sell the various HNIPU binders to international industrial manufacturers. This particular focus will be to transfer the existing binder product technologies under licensing agreements from our laboratory in Israel to the manufacturer.

EMR/AC

Description. Eurotech licensed certain rights to Acoustic Core and Electromagnetic Radiography for specific markets, consisting of (i) illicit material detection, (ii) above surface or subsurface nuclear or other hazardous material remediation, (iii) marine dredging sites (inland and ocean) and (iv) oil exploration, from Trylon Metrics, Inc. pursuant to an agreement dated July 2001, as amended in October 2001. Eurotech licenses the illicit materials detection application to another company and licenses the remaining three applications to us.

These technologies use a non-contact inspection methodology that creates signals that are then interpreted by a digital analyzer that allows identification of elemental or compound materials from their empirically determined properties. Acoustic Core is used in applications that are predominately wet (i.e., riverbeds, wetlands, etc.) and EMR is used in dry environments. Completed research and development studies have verified that Acoustic Core and EMR can identify materials by their acoustic or electromagnetic signatures, but the feature of these technologies that we believe is unique is their ability to map in three dimensions the existence of target materials at extremely low concentrations at depths of up to 300 feet. The capabilities of these technologies complement the NuCap product line by, for example, allowing tanks of waste to be monitored for leaks and the leaks, when discovered, targeted for repair. Acoustic Core and EMR may have applications in markets that involve subsurface evaluation, from contamination discovery and monitoring to resource discovery.

Marketing. In conjunction with the marketing of NuCap, we intend to market EMR/AC to a variety of facilities requiring detection of nuclear waste contaminants and other environmentally hazardous substances in subsurface soil and ground water resulting from leaking storage tanks or toxic chemical spills. We are currently seeking a manufacturing partner for EMR/AC, and we are waiting until we find such a partner to pursue our marketing strategy for EMR/AC.

RAD-X

Description. Rad-X is a technology intended for use as an interior fire-resistant fixative for equipment or facilities with contaminated surfaces. Rad-X differs from NuCap Sealer Plus in that it is not weather-resistant and does not have the chemical, radiation and aging resistance needed for long-term protection. Rad-X provides a low-cost fixative for surfaces that are scheduled for disassembly or dismantlement and need strong adhesion (glue-down of contaminated particles that could become airborne) and fire-resistance properties. Rad-X was first marketed in 2001.

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

·             Relatively Low Cost. The main obstacle to widespread use of biodegradable polymers has been cost. Traditionally, biodegradable polymers are significantly more expensive than commodity polymers. The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. This high cost has deterred the widespread adoption of biodegradable plastics in major consumer applications. At an additional cost of less than 10%, and sometimes less depending on the type of material treated, materials treated with RBHM provide plastic-like performance and are biodegradable.

            We believe that there are many potential applications for a technology like RBHM. Because RBHM can be applied on sheets, films and fibers, it is suitable for a range of single-use products, including, among others, grocery and waste bags, the top and back sheets of disposable diapers, and disposable eating utensils.

Marketing. We are currently seeking a manufacturing partner for RBHM, and we are waiting until we find such a partner to pursue our marketing strategy for RBHM, which will be through our website and dealer network.

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

Firesil

Description. Firesil is an environmentally compatible organomineral coating for fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces. It exhibits strong fire resistance, thermostability, and water resistance characteristics.

Marketing. We intend to market Firesil directly to corporations that are prospective candidates for sub-licensing the technology. Eurotech had Firesil tested by an accredited lab to ASTM protocol and it passed these tests. We are currently seeking a manufacturing partner for Firesil and will wait until we find such a partner to pursue a marketing strategy for Firesil.

  We have received some small commercial orders for our technology, but to date have derived no significant revenue from the above technologies that we license from Eurotech. The development and commercialization of NuCap™, HNIPU and the other technologies we license will depend largely on the success of our marketing efforts and our ability to identify manufacturing partners, and we cannot be certain that we will be able to conduct our activities in a way that builds interest in these products, or that any interest we do build will result in revenue to us. Furthermore, even if these licensed technologies do become a source of revenue for us, there is no guarantee such revenue will be sufficient to offset our administrative costs. Although the exclusive focus of our business is on the marketing of these licensed technologies, there can be no assurance that these efforts will succeed.

Effect of Change in General Economy

We have experienced a loss of business due to current economic conditions.  We have seen evidence of existing and potential customers purchasing our competitor’s products, which we believe to be lower-performing, and may be available at a lower-cost.

Competition

Our licensed technologies are targeted at highly competitive markets. Due to the nature and size of some of the markets and some of the projects for which our licensed technologies may be applicable, there are sometimes other competitors who may have significantly greater name recognition and greater financial and other resources than we do. Many of these competitors also have technologies that are very competitive with our licensed technologies. For example, NuCap is a composite material based on a silicone polymer that is different from other silicones produced by manufacturers such as GE Silicones, but the products produced by any of these manufacturers may compete with NuCap. As another example, some of the major producers of polyurethanes used in coatings and finishes, sealants and adhesives, which products may compete with the HNIPU technology, include Akzo Nobel, Dow Chemical and Kansai.

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

In addition, there may be entities developing and marketing technologies that infringe on patents and intellectual property rights held by us. Patent infringement claims are protracted and costly. We may not have the resources to adequately protect our intellectual property. Any expenditure to pursue intellectual property rights by us could negatively affect us.

NuCap™ Intellectual Property Rights

EAPS has patented EKOR in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR compound variants. Pursuant to a sub-license agreement, Eurotech became the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR. We are a licensee of Eurotech and have renamed the product NuCap. We do not know if additional proprietary technology that we have developed relating to NuCap will prove patentable. We have applied for trademark protection for the mark “NuCap” with the U.S. Patent and Trademark Office and received the mark NuCap during the last quarter 2005.

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

EMR/AC Intellectual Property Rights

U.S. Patent Number 4,922,467 for Acoustic Detection Apparatus (Acoustic Core) was issued to David Caulfield on May 1, 1990 and subsequently assigned to Ocean Data Equipment Corporation. This patent was significantly improved, for which U.S. Patent Number 6,545,945 was issued on April 8, 2003. Electromagnetic Radiography technology has been protected under trade secret laws. The worldwide exclusive licensing rights to these technologies for the detection of nuclear and hazardous materials at nuclear remediation and marine dredging sites, and for oil exploration, were obtained by Eurotech and, except to the extent related to the illicit materials detection application of these technologies, were subsequently licensed to us.

LEM Intellectual Property Rights

Eurotech has acquired the intellectual property rights associated with U.S. Patent Number 6303683 (issued October 16, 2001) for Liquid Ebonite mixtures and coatings, and concretes formed there from and an application filed under the Patent Cooperation Treaty (PCT/US99/16883) on July 26, 1999 by Dr. Igor Figovsky, the inventor of these technologies. We are a licensee of Eurotech.

Firesil Intellectual Property Rights

Eurotech acquired the formula for Firesil from Dr. Figovsky, its inventor, in 2000. Eurotech terminated previously initiated patent applications and has elected to protect this formula as a trade secret. Eurotech owns the federally registered trademark “Firesil”. We are a licensee of Eurotech.

Government Regulation

The use of NuCap™ is subject to U.S. environmental safety laws and regulations pertaining to the safe use and containment of hazardous and nuclear waste. Based on the results of tests conducted by Eurotech, we believe that the NuCap compounds meet current applicable regulations for safe use, containment and storage of hazardous and nuclear materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future that might influence the intended use for NuCap and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of using NuCap compounds or prevent their use altogether. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of NuCap based materials.

The manufacture of HNIPU and operation of EMR/AC equipment is not expected to be impacted adversely by government regulations. HNIPU’s MSDS identifies the limited risks associated with the manufacture, handling and application of the non-isocyanate polyurethane. OSHA outlines operational regulations as related to acoustic frequencies and power levels as might be applied to EMR/AC operations. We have currently applied to the EPA for approval of HNIPU to be sold in the United States.

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

Environmental Considerations and Regulations

The Company has implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws. The Company has not incurred any significant environmental compliance cost, and compliance with environmental regulations has not had a material effect on the Company's operations or financial condition. This is primarily due to the Company's general policies of closely monitoring its compliance with all environmental laws. In the future, the Company does not expect environmental compliance to have a material effect on its operations and financial condition. The Company's policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

Employees

We currently employ 1 individual full-time and 2 part time sales and marketing consultants and 1 part time consultant who serves as our Chief Financial Officer.

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties relating to our business.

You should carefully consider the following information about risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the filing date of this Annual Report on Form 10-K.  If any of the following risks actually occur, our business financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We do not believe we have, and we are unsure whether we will be able to generate, sufficient funds to sustain our operations through the next twelve months.

Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next twelve months.  The Company has incurred losses from continuing operations during the years ended December 31, 2006, 2005 and 2004 of approximately, $1.7 million, $5.3 million and $3.0 million resulting in an accumulated deficit balance of approximately $38.1 million as of December 31, 2006. At December 31, 2006, we had only $1,397 in cash and a working capital deficiency of $3.7 million.  Our ability to continue to operate at current levels depends upon, among other things, our ability to generate sufficient revenue from the sale of our products and services and the receipt of continued funding from our existing short-term and long-term financing sources.

In the long-term, our ability to continue as a going concern is dependent on generating sufficient revenue from product sales and the sale of our services. Our ability to generate significant revenue from any of these or other sources is uncertain.  Historically, our operations have not generated sufficient revenue to cover our costs.  In the event that our operations do not generate sufficient cash, we could be required to reduce our level of operations while attempting to raise additional working capital.  We can give no assurance that additional financing will be available to us on acceptable terms or at all.  The failure to obtain any necessary additional financing would have a material adverse effect on us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations and any intended expansion, to take advantage of business opportunities, to develop or enhance products or services or to otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

We have a history of operating losses, and there is no assurance we will achieve profitability in the future.  If we cannot obtain additional capital required to fund our operations and finance our growth, our business will suffer.

As described above, we have a history of operating losses. During the fiscal years ended December 31, 2006, and, 2005, we recorded net losses of $1.7 million and $6.1 million, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $38.1 million.  If we continue to experience operating losses, an investment in our common stock is at risk of being lost. We cannot predict when, or if, we will ever achieve profitability.  The continued development of our current technologies or acquisitions of new technologies will require additional capital.  If we are unable to generate additional capital through our operations, we will be required to resort to financing activities.  We may be unable to obtain additional funds in a timely manner or on acceptable terms, if at all, which would render us unable to fund our operations or expand our business.

If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. Our inability to obtain adequate financing will result in the need to curtail business operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we raise additional funds through the sale of equity or convertible securities:

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

We have a going concern qualification in the report by our independent registered public accounting firm for our financial statements for the year ended December 31, 2006, which may make it difficult to raise capital and may require us to scale back or cease operations.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2006 and for the year then ended contains an explanatory paragraph stating that there is substantial doubt as to our ability to continue as a going-concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  This uncertainty may affect our ability to raise additional capital and may also negatively impact our relationships with current and potential suppliers and customers.

The management of our finances and the quality and timeliness of our financial reporting may be adversely affected if we are unable to increase the size and capabilities of our internal administrative and finance function as our business grows.

We have engaged an outside consulting firm (other than our independent registered public accounting firm) to provide financial management and accounting services on a temporary basis. If we are unable to retain sufficient financial management and accounting services on a cost-effective basis, our ability to effectively manage our finances and the quality and timeliness of our financial reporting could be adversely affected.

We are currently dependent upon external financing, including our Private Equity Credit Agreement with Brittany Capital Management, to fund our operations and may not be able to access sufficient funds when needed. As a result, our business may suffer.

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Private Equity Credit Agreement dated September 14, 2006 with Brittany Capital Management. We have registered the resale of 7,800,000 shares of common stock we may issue under this agreement pursuant to our registration statement on Form SB-2, as amended (file No. 333-137833).

The number of shares we have to issue for a given draw down under the Private Equity Credit Agreement has an inverse relationship to our market price. Therefore, the lower our market price, the less we will be able to raise by issuing the 7,800,000 registered shares to Brittany. In the event we have additional financing needs after we have exhausted these shares, we will need to find alternative methods of financing our operations or registering additional shares to be issued under the Private Equity Credit Agreement.

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

·             Authorized Shares of Common Stock. At the market price of our common stock as of September 30, 2008 ($0.0009 per share), it would require 16.7 billion shares to draw down the full $15,000,000 available under the agreement, and we had only 533.8 million shares of common stock available for issuance as of September 30, 2008. It may be necessary for our shareholders to approve an increase to the common stock available for issuance under our Certificate of Incorporation, whether by increasing the number of shares we are authorized to issue, effecting a reverse split of our common stock (thereby decreasing the number of shares outstanding), or both.

If we are unable to access sufficient funds when needed, our business may suffer.

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

If we are unable to expand into new markets, we may be unable to achieve our growth strategy and our ultimate business objectives.

A significant element of our future growth strategy involves the expansion of our business into new geographic and product markets. Expansion of our operations depends, among other things, on the success of our marketing strategy in new markets, successfully establishing and operating new locations, hiring and retaining qualified management and other personnel and obtaining adequate financing for working capital purposes.  If our efforts in expansion are unsuccessful, we may be unable to achieve our growth strategy and our ultimate business objectives, and as a result, may lose our competitive position.

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

Our success depends on the services of our executive officers and key employees, and the loss of such employees could have a serious negative impact on our business and operations.

We depend upon the continued services of our senior management for our continued success. We can provide no assurances that we will be able to retain our senior management or other key personnel.  We have no employment agreements with or key-man insurance coverage on any members of our senior management.   The loss of any member of senior management could have a serious negative impact upon our business and operating results.

Our business may suffer if we cannot protect our proprietary technology.

Our ability to compete depends significantly upon our trade secrets and our other proprietary technology. We have filed patents in connection with HNIPU and have a trade secret on NuCap™. We are also a licensee with respect to certain of Eurotech’s patents.  These steps that we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology, or our licenses from Eurotech, could seriously harm our competitive position, which could lead to a substantial reduction in net sales.

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

Registered stock exchanges have adopted enhanced corporate governance requirements that apply to issuers that list their securities on those markets. These standards deal with the rights and responsibilities of a company’s management, its board, shareholders and various stakeholders. How well companies are run may affect market confidence as well as company performance. Our common stock is quoted on the Pink OTC Markets, Inc, which does not have comparable requirements. As a result, our business and the price of our stock may be adversely affected.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountant. Unless the SEC delays the date on which this requirement becomes effective, we will first have to include management’s report of our internal control over financial reporting in our annual report for fiscal year ending December 31, 2008 and our auditor’s attestation of this assessment in our annual report for fiscal year ending December 31, 2009. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If management cannot assess our internal control over financial reporting as effective, or our independent auditors are unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be volatile.

Our stock price has been volatile. From January 1, 2004 to September 30, 2008, the trading price of our common stock ranged from $3.00 to $0.0005 per share. Many factors may cause the market price of our common stock to fluctuate, including:

· variations in our quarterly results of operations;

· the introduction of new products by us or our competitors;

· acquisitions or strategic alliances involving us or our competitors;

· future sales of shares of common stock in the public market; and

· market conditions in our industries and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders at times institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

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

These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have been unable to file our SEC filings on time

We were unable to file this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Annual Report for our fiscal year ended December 31, 2007, and the Quarterly Reports for our each of our fiscal periods ending March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 on a timely basis. The late filings of these documents may adversely affect our ability to raise capital and may have eroded investor confidence.  Because we have failed to comply with our reporting obligations with the SEC, our shareholders have not had adequate information about us, and any trading markets currently existing for our securities may have decreased or continue to decrease, and our shareholders may be finding, or will find it difficult to sell their shares. We will continue to make every effort to bring all our SEC filings up-to-date.

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

Our common stock is not traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange. It is quoted on the less-recognized Pink OTC Markets, Inc. This factor may impair an investor’s ability to sell his shares when he wants and/or could depress our stock price. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares. Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because of an SEC rule imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These factors severely limit the liquidity of our common stock and likely have a material adverse effect on our market price and on our ability to raise additional capital. We cannot predict the extent to which investor interest in our stock, if any, will lead to an increase in our market price or the development of a more active trading market or how liquid that market might become.

If the price of our stock continues to decline and we cannot prepay or repay the notes we have issued, we will be in default and the holders of the notes will have the remedies available to creditors. Some or all of our assets could be liquidated, our operations may be disrupted and our business may suffer.

If the market price of our common stock falls below $0.03 per share for 10 consecutive trading days, holders of the notes may require us to prepay (within 60 days of the receipt of a notice of such election) the principal outstanding at the time of such prepayment plus a premium equal to 140% of the principal amount being prepaid. If we are unable to meet such obligation under the notes, we will be in default, and the holders of the notes will have the remedies available to creditors. All of our assets are subject to security agreements, and the holders of these notes, in the event of default, could foreclose and liquidate some or all of our assets. The claims of our creditors to our assets are senior to those of our stockholders.

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

Due to the current price of our common stock, $0.0005 on December 5, 2008, many brokerage firms may not be willing to effect transactions in its securities, particularly because low-priced securities are subject to SEC rules (referred to as the “penny stock rules”) imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Global Matrechs common stock as it is subject to these penny stock rules. These rules severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

 Since December 31, 2004, we have occupied approximately 550 square feet in one office building located at 90 Grove Street, Suite 201, Ridgefield, Connecticut  06877. Our lease term expired in September 2006.  We are currently renting 180 square feet of space on a month-to-month basis and we currently pay rent of $1,500 per month.  We also rent space for a satellite office at 520 81st Street, New York, NY  10028 on a month-to-month basis and we currently pay rent of $1,800 per month. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

ITEM 3 LEGAL PROCEEDINGS

On February 9, 2005, we filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. for its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also sought the enforcement of the notes issued by Eurotech to Woodward, LLC, which were assumed by us in the exchange agreement between Woodward and us on January 31, 2005. The complaint sought damages totaling $672,677 plus interest and attorney’s fees. This litigation was settled in connection with the settlement of claims with Eurotech and Carey Naddell individually described below.

On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against us in the United States District Court - Southern District of New York for damages in the amount of at least $240,000 with interest attorney’s fees and disbursement based upon an alleged breach of a written service agreement.

On June 24, 2005, Eurotech, Ltd. filed a complaint against us in the Supreme Court of the State of New York, County of New York, (Index No. 108773/05) for an alleged failure to fulfill our obligations under our License and Exchange Agreement dated March 27, 2003 with Eurotech, Ltd. thereby depriving Eurotech, Ltd. of its contractual right to convert 700 shares of Series H Preferred Stock and selling 7 million shares of our common stock. Eurotech, Ltd. sought damages in an amount to be determined at trial but believed according to the defendant to exceed $100,000 plus interest and attorney’s fees.

On March 16, 2006, we, Naddell and Eurotech executed a full mutual release of claims, completing a settlement of each of the above-described actions.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H, convertible preferred stock to us in full settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech obligations to Woodward, which were assumed by us on January 31, 2005.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report. We also believe that the provisions of Statement of Financial Accounting Standards SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”) as it pertains to contingencies is relevant literature for purposes of accruing a contingent loss.

At December 31, 2005, based on settlement date of March 15, 2006, we accrued a settlement liability and related settlement expense of $175,000. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 was payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006. On May 2, 2007 this settlement was completed with the issuance of 20,000,000 shares of common stock in lieu of $100,000 still owed to Mr. Naddell

On July 31, 2007, Foley Hoag, LLP (“Foley”) filed a lawsuit against the Company in Suffolk County Massachusetts Superior Court.  Foley’s suit alleges the Company did not pay Foley $222,295 for services  and related fees provided by Foley to the Company.  On November 20, 2007, Foley filed a Motion to Assess Damages, amending the amount of their claim against the Company to $260,718, including interest.  The Company has received no further communication regarding Foley’s claim nor is the Company contesting its claim.

We are not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Pink OTC Markets, Inc. under the symbol “GBMR” (f/k/a GMTH and HCOM) since May, 2007.  Prior to that, our common stock was quoted on the Over-the-Counter Bulletin Board from December 8, 2000. Prior to that date, it was quoted on the NASDAQ Small Cap Market. The following table shows for the periods indicated the range of high and low bid prices as quoted on the OTC Bulletin Board/Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	High*	Low*

2005:
First quarter	$2.16	$0.86
Second quarter	2.16	0.64
Third quarter	0.88	0.46
Fourth quarter	0.68	0.104

2006:
First Quarter	$0.33	$0.10
Second Quarter	0.20	0.045
Third Quarter	0.09	0.018
Fourth Quarter	0.02	0.0045

2007
First Quarter	$0.017	$0.0045
Second Quarter	0.023	0.0050
Third Quarter	0.009	0.00281
Fourth Quarter	0.0055	0.00231

2008
First Quarter	$0.003	$0.001
Second Quarter	0.003	0.001
Third Quarter	0.002	0.00069

*Adjusted for effect of 1:20 reverse stock split effective May 26, 2006

HOLDERS OF RECORD

We had approximately 150 holders of record of our Common Stock as of September 30, 2008.

DIVIDENDS

We have not paid any cash dividends on our capital stock to date and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. Our board of directors would determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company’s Employee Stock Option Plan (the “Stock Option Plan”) was adopted by the Company’s stockholders in September 1996 and amended in 2005. Shares of common stock may be sold or awarded to officers, key employees and consultants. On March 3, 1999 at a Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Stock Option Plan, which increased the number of shares reserved for issuance under the Stock Option Plan to 2,000,000, in 2005 to 15,000,000 shares and in 2006, post reverse split, the Board of Directors recommended increasing the number of shares reserved for issuance another 15,000,000 shares. Options granted under the Stock Option Plan may be either (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

Prior to 2006, the options granted to purchase shares under the Stock Option Plan generally vested 25% per year over the first four years and expire ten years after the grant date. The exercise price of options granted was at or above the fair market value of the stock on the grant date.  Options granted in 2006 were fully vested on the grant date.

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

The following table provides information as of December 31, 2006 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.  The equity compensation plans approved by our stockholders are our Stock Option Plan and Directors’ Plan. As of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders	5,390,052	$0.021	10,464,316

Equity Compensation Plans Not Approved by Security Holders	80,000	$0.780	670,000

Total	5,470,052	$0.0325	11,134,316

Option activity under all of the stock option plans is summarized as follows:

	YEARS ENDED DECEMBER 31,
	2006		2005
		WEIGHTED- AVERAGE		WEIGHTED- AVERAGE
		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE

Outstanding at beginning of year	99,371	$6.60	64,371	$6.60

Granted	5,286,313	0.02	80,000	1.00

Exercised	-	-

Forfeited	(-)	-	(45,000)	.0.80

Outstanding at end of year	5,385,634	0.02	99,371	6.60

Options exercisable at year end	5,385,684	0.02	99,371	6.60

Shares available for future grant	10,464,316		750,629

Weighted-average fair value of options granted during this year at the shares’ fair value	0.02		0.80

The following table summarizes information about options outstanding at December 31, 2006.

EXERCISE PRICE	SHARES	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE
$0.0061 - $0.027	3,769621	6.5
$0.03 - $0.05	1,616,063	8.9

	5,385,684	7.7

The pro forma impact on the Company’s net loss per share had compensation cost for all of the Company’s stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

FOR THE YEAR
ENDED
DECEMBER 31,
2005

Loss applicable to common shareholders:
As reported	$(6,109,806)
Pro forma	(6,153,306)
Basic and diluted loss per share:
As reported	$(0.07)
Pro forma	(0.07)

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM REGITERED SECURITIES

For the year ended December 31, 2006, we issued and sold an aggregate 10,088,851 shares pursuant to private equity line agreements.  We received gross cash proceeds of $638,238 in consideration for sold shares.  The shares were sold to the purchaser at a discount of 8% to the market per share.  We are required to pay a placement fee equal to 1% of any proceeds received under the private equity line credit agreements.  The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as a sale to an accredited investor not involving any public offering.  The resale of the shares is registered under the Securities Act pursuant to our registration statements on Form SB-2 (File nos. 333-126526, 333-131106 and 333-137833).  We have used or intend to use the proceeds from these issuances for general corporate purposes.  On January 13, 2006, the holder of a warrant for conversion of 575,000 shares (pre reverse split) of common stock converted their warrant for $5,750.

Please refer to Note 18-Subsequent Events in the accompanying financial statements and related notes for disclosure relating to the Company’s financings subsequent to December 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presented for Global Matrechs and its Subsidiaries on a consolidated basis should be read in conjunction with the Financial Statements, including the related notes, and Item 7–“Management's Discussion and Analysis of Financial Condition and Results of Operation".

	Year Ending December 31,
	2006	2005	2004(1)	2003(1)	2002(1)
			(Restated)	(Restated)	(Restated)
Results of Operation Data

Sales	$44,311	$125	$620	$8,246	$-
Gross Profit (loss)	12,845	95	62	(485)	-
Operating loss	(1,653,429)	(2,720,733)	(1,471,111)	(440,825)	(240,033)
Interest expense, net of income	1,337,155	5,529,463	1,621,520	160,099	-
Change in fair value of derivatives	(1,287,845)	(2,928,808)	87,171	98,678	92,674
Other (income)	(14,109)	(20,962)	(211,395)	(91,826)	(26,146)
Loss from continuing operations	(1,667,672)	(5,300,426)	(2,968,407)	(607,776)	(306,561)
Gain (loss) from discontinued operations	-	(809,380)	(30,022)	50,978	118,001
Net loss	(1,667,672)	(6,109,806)	(2,998,429)	(556,798)	(188,560)
Deemed preferred stock (dividend) recovery	-	-	-	1,278,412	(1,004,681)
Net loss applicable to common shareholders	(1,667,672)	(6,109,806)	(2,998,429)	721,614	(1,193,241)
Comprehensive loss	(73,061)	(119,927)	-	-	-
Total comprehensive loss	(1,740,733)	(6,229,733)	(2,998,429)	721,614	(1,193,241)

Net income (loss) per common share - basic & diluted
Continuing operations	(0.08)	(1.23)	(3.54)	(0.38)	(0.03)
Discontinued operations	-	(0.19)	(0.04)	0.03	0.01
Total	(0.08)	(1.42)	(3.57)	(0.35)	(0.02)

Weighted average common shares outstanding	22,033,999	4,296,367	839,508	1,591,007	10,734,375

Consolidated Balance Sheet Data:

Cash	$1,397	$67,993	$131,470	$71,818	$160,342
Current assets	103,499	275,294	608,895	373,493	403,501
Current liabilities	3,850,447	7,308,681	3,389,297	7,434,198	2,109,069
Total assets	153,499	577,243	2,834,876	1,350,281	507,554
Long-term liabilities	803,700	4,211,062	1,157,750	-	2,109,069
Stockholders' deficit	(4,479,750)	(10,942,500)	(7,840,394)	(7,152,917)	$7,874,518

Note:
(1)
The balance sheet data as of December 31, 2004 and 2003 and the statement of operations data for the years ended December 31, 2004, 2003 and 2002 have been derived from the financial statements for such periods.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States.

Overview

Who we are

We are the successor to a variety of businesses dating back to 1994. We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this annual report.

Prior to May 31, 2004, we derived revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. On May 31, 2004, we sold substantially all of our assets used in the operation of our hosting and web site maintenance business and retained a 15% interest in the surviving entity. On May 18, 2007 we sold this 15% interest back to the management of Tulix for $50,000. As a result of this sale, our business consisted exclusively of the marketing of technologies licensed from Eurotech, Ltd. under a licensing agreement dated May 22, 2003.

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

Our Business

As noted above, our current business focus is marketing and selling the technologies we license from Eurotech to manufacturers and other parties. These technologies include:

·             NUCAP™, formerly called EKOR, a silicon based elastomer developed jointly by scientists at the I.V. Kurchatov Institute and members of the Euro-Asian Physical Society, both based in Moscow, Russia for the purposes of long term isolation of radioactive or otherwise hazardous materials.

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

We have, to date, made what we believe to be some very significant inroads with NuCap and HNIPU, but have not yet derived significant revenue from these as well as our other technologies that we license from Eurotech. The development and commercialization of NuCap, HNIPU and the other technologies we license will depend largely on the success of our marketing efforts. We have identified and signed contracts with manufacturing partners for both NuCap- and HNIPU, but we cannot be certain that we will be able to conduct our activities in such a way that builds interest in these products, or that any such interest will result in revenue to us. Furthermore, even if these licensed technologies do become a source of revenue for us, there is no guarantee such revenue will be sufficient to offset our administrative costs. Although the exclusive focus of our business is on the marketing of these licensed technologies, there can be no assurance that these efforts will succeed.

On December 31, 2004, we acquired all of the stock of True To Form, a designer, developer, manufacturer and retailer of specialty lighting products. As a result of this transaction, True to Form became our wholly owned subsidiary. The sole shareholder of True To Form was, prior to the acquisition, Mark J. Allen, who is also a member of our Board of Directors. Following the acquisition, Mr. Allen continued as the President of True To Form and served as our Executive Vice President. The acquisition was the result of arm’s length negotiations and was unanimously approved by the disinterested members of our Board of Directors.

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

·             The cancellation of our guaranty of the amounts owed under a promissory note issued by True to Form to Mr. Allen in connection with our acquisition of True to Form; and

·             The surrender by Mr. Allen of the 10,000,000 shares of our common stock that were issued to him as partial consideration for our purchase of True to Form on December 31, 2004 and the cancellation of all other equity interest in us held by Mr. Allen.

In addition, we agreed to the cancellation of amounts owed under a note issued by us to True to Form for working capital purposes in the aggregate amount of $280,000.

In connection with this transaction, Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs. This action was not, to the knowledge of any of our executive officers, because of a disagreement on any matter relating to our operations, policies or practices.

Recent Material Transactions and Other Events

We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this annual report.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H, convertible Preferred Stock to us in full as settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech’s obligations to Woodward, which were assumed by us on January 31, 2005.  As of May 2, 2007 we settled the litigation with Carey Naddell and the balance of the Series H Preferred shares were returned to us.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services.  The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report.  We also believe that the provisions of SFAS No. 5 as it pertains to contingencies are relevant literature for purposes of accruing a contingent loss.

At December 31, 2005, based on a settlement date of March 15, 2006, we accrued a settlement liability and related settlement expense of $175,000.  Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 was payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006. On May 2, 2007 this settlement was completed with the issuance of 20,000,000 shares of common stock in lieu of $100,000 still owed to Mr. Naddell.

Private Equity Credit Agreement

Summary. On September 14, 2006, we entered into the Private Equity Credit Agreement with Brittany Capital Management Limited, a limited liability company organized and existing under the laws of The Bahamas. Under the Private Equity Credit Agreement, we may draw up to an aggregate $15 million, from time to time at our discretion, in exchange for shares of our common stock. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied over the course of a commitment period extending 36 months after the effective date of the registration statement of which this prospectus forms a part.

We are required to draw down a minimum of one hundred thousand dollars under the Brittany Private Equity Credit Agreement. If we draw a lesser amount, we must pay Brittany an amount equal to eight percent of the difference between that amount and the minimum. Based on our current assessment of our financing needs, we intend to draw in excess of the one hundred thousand dollar minimum. As of the filing date of this Annual Report, we have drawn down $599,019.

Put Shares. Each draw under the Private Equity Credit Agreement is structured as a put option, wherein we require Brittany to purchase a number of shares of our common stock after a discount to the market price is applied. For a given put, we must deliver a notice to Brittany indicating the dollar amount we wish to draw down. Five trading days after delivery of this notice, Brittany must deliver this amount in two equal installments, one each on the fifth and tenth trading day following the delivery of the notice. In exchange, we must issue to Brittany, in the case of the first installment, the number of shares of common stock obtained by dividing the amount of the installment by 92% of the average of the three closing bid prices immediately preceding the installment date, and in the case of the second installment, the number of shares obtained by dividing the amount of the installment by 92% of the average of the three lowest closing bid prices during the ten trading day period immediately preceding the installment date. We refer to the shares we sell under the agreement as “put shares.” The issuance of put shares to Brittany is to take place from time to time, at our discretion, over the course of a commitment period extending to October 2009.

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

Fees. We are required to pay Southridge Investment Group, LLC, formerly Greenfield Capital Partners, LLC, a registered broker-dealer, a finder’s fee, in cash, equal to 1% of the amounts we draw down from the equity line as consideration for services related to the establishment of the Private Equity Credit Agreement.

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

Based on the closing price of our stock of $0.0009 on September 30, 2008, we would have to issue to Brittany 16.7 billion shares of our common stock in order to draw down the entire $15 million available to us under the Private Equity Credit Agreement.  We have registered the resale of 7,863,636 shares we may issue under the agreement pursuant to a Registration Statement on Form SB-2 (File # 333-137833), which was declared effective by the Securities & Exchange Commission on October 25, 2006. Given the current price per share of our common stock, it is very unlikely that these shares will be sufficient to draw down the entire amount available to us under the agreement. If we desire to draw down amounts under the Private Equity Credit Agreement after we have exhausted the shares offered under our current registration statement, we will have to file a new registration statement to registering the additional shares that we would issue for these further draws.  As of the filing date of this Annual Report, we had issued 4,807,692 shares under this agreement.

Dilution. The issuance and sale of shares under the Private Equity Credit Agreement will have a significant dilutive impact on our stockholders for the following reasons:

·             As described above, the lower our stock price is, the more shares we would have to issue for a given draw down amount, and the more shares we issue, the greater the extent of dilution to the ownership interest of our current stockholders. To illustrate, if we issue and sell all of the shares being offered under our current registration statement, they would represent approximately 5% of our outstanding common stock after giving effect to such issuance.

·             Because the shares we may issue under the Private Equity Credit Agreement are discounted, the issuance of these shares will also have a financially dilutive impact on our current stockholders.

·              Brittany’s sale of material amounts of our common stock into the market may result in significant downward pressure on the price of the common stock as the supply of freely tradable shares increases. Furthermore, this downward pressure may encourage short sales, which could further depress on the price of the common stock.

Finally, if we are to utilize the full $15 million available under the Private Equity Credit Agreement, given the current price of our common stock, it is very likely our shareholder will need to approve an increase to the common stock authorized for issuance under our Certificate of Incorporation, whether by increasing the number of shares we are authorized to issue, effecting a reverse split of our common stock (thereby decreasing the number of shares outstanding), or both. At the market price of our common stock as of September 30, 2008, it would require 16.7 billion shares to draw down the full $15.0 million available under the agreement, and we have only 533.9 million shares of common stock available for issuance as of September 30, 2008.

Critical Accounting Policies

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented.  Actual results may differ from these estimates.

Significant estimates during 2006 and 2005 include valuation of available for sale marketable securities pursuant to SFAS No. 115, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation of all components of derivative liabilities, valuation and related amortization of intangible assets and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

Impairment of Long-lived Assets

We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.  Goodwill represents the excess of the cost of our acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

Impairment charges taken during the years ended December 31, 2006 and December 31, 2005 were $1,949 and $525,986, respectively.

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

During the year ended December 31, 2005, we recognized and charged to operations an impairment charge of $525,986 in connection with non-recoverable license technology.

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  We generated revenues only through our wholly-owned subsidiary.  These revenues were included as a component of discontinued operations.

Income Taxes

As part of the process of preparing financial statements, we are required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We assess the likelihood of our deferred tax assets being recovered from future taxable income. We then provide a valuation allowance for deferred tax assets when we do not consider realization of such assets to be more likely than not. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the year in which such determination is made.

Basic and Diluted Loss Per Share

            In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding.  Diluted earnings per share are computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents.  Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. At December 31, 2006 and 2005, we had 76,000,000 and 48,700,000 (after application of the 20:1 reverse split in April 2006) potential common share equivalents.  We have excluded these common share equivalents from our computation of earnings per share due to their antidilutive effect as we have reflected a net loss at December 31, 2006 and 2005, respectively.  Accordingly, the basic and diluted EPS are the same.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock options issued to employees pursuant to APB 25, "Accounting for Stock Issued to Employees”.  Accordingly, we would recognize employee stock-based compensation expense only if it granted options at a price lower than the closing price of our common stock on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period. We provided proforma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore, has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006 has included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006, utilizing the fair value of the options as determined at the original grant date in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

Stock-based employee compensation expense relating to our stock option plans (See Note 8) reflected in net loss for the years ended December 31, 2006, 2005 and 2004 was $76,701, $15,799, and zero, respectively.  Of the December 31, 2006 expense, $49,193 related to unvested options outstanding prior to January 1, 2006, the incremental impact to the consolidated financial statements as a result of adopting SFAS 123R.

Recently Issued Accounting Standards

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying  financial statements.

RESULTS OF OPERATIONS FOR YEARS ENDED
DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

Net sales were $44,311 and $125 for the years ended December 31, 2006 and, 2005, respectively. These consisted of the sales of samples of NuCap™ and HNIPU.

Cost of sales included costs of raw materials, handling and freight charges. Costs of sales were $31,466 and $30 for the years ended December 31, 2006 and 2005, respectively.

The December 31, 2006 gross profit was $12,845 compared with gross profit for the year ended December 31, 2005 of $95.

Selling, general and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation’s records and reporting compliance as a public corporation. General and administrative expenses decreased to $1,666,274 in 2006 from $2,572,895 in 2005. Much of the decrease was due to the cost of professional services for fund raising, legal and consulting services incurred in 2005.

Depreciation and amortization was zero in the year ended December 31, 2006 and $147,933 in the year ended December 31, 2005. The Company had no fixed assets to depreciate during either year and the intangible assets were fully amortized at December 31, 2005.

Interest expense, consisting of the amortization of beneficial conversion features and warrants associated with various convertible loans, was $1,337,155 for the year ended December 31, 2006 compared to $5,529,463 for the year ended December 31, 2005.  The decrease was primarily due to the reduction in placement of convertible loans during 2006 and the timing of the amortization of the related beneficial conversion features.

The change in fair value of derivative instruments for the years ending December 31, 2006 and 2005 was income of $1,287,845 and $2,928,808, respectively, due to a decrease in our common stock price.

We recorded a loss from discontinued operations of zero and $809,380 in the years ended December 31, 2006 and 2005, respectively.  The loss during fiscal 2005 included the loss on our discontinued operation of TTF.

RESULTS OF OPERATIONS FOR YEARS ENDED
DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

Net sales were $125 and $620 for the years ended December 31, 2005 and December 31, 2004, respectively. These consisted of the sale of samples of NuCap™ and HNIPU and were recognized upon shipment of the materials.

Cost of sales includes costs of raw materials, handling and freight charges. Costs of sales were $30 and $558 for the years ended December 31, 2005 and 2004, respectively. This cost represents 24% of net sales in 2005 and 90% of net sales in  2004.

December 31, 2005 saw a gross profit of $95 compared with gross profit for the year ended December 31, 2004 of $62.

There were no product development expenditures in 2005 or 2004. As of the end of 2004 there have been no expenditures for product development related to the Licensed Technologies Division.

Selling, general and administrative expenses include salaries for administrative personnel, insurance and other administrative expenses, as well as expenses associated with maintaining the corporation’s records and reporting in compliance with its status as a public corporation. General and administrative expenses increased to $1,621,520 in 2005 from $1,321,161 in 2004. Much of the increase is the cost of professional services for legal and consulting services.

Depreciation and amortization was $147,933 in the year ended December 31, 2005 and $197,244 in the year ended December 31, 2004. The 25% decrease is due to a 100% impairment charge in connection with the value of the licensed technologies.

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

Other income for the years ending December 31, 2005 and 2004 was $0 and $211,395, respectively. This income predominantly consists of the settlement of accrued expenses, which were settled for less than the amount, which had been estimated.

Change in fair value of derivative instruments for the years ending December 31, 2005 and 2004 was income of $2,928,808 and expense of $87,171, respectively, due to a change in our common stock price.

We recorded a loss from discontinued operations of $809,380 and $30,022 in the years ended December 31, 2005 and 2004, respectively, for our discontinued operation of TTF in 2005 and Internet services in 2004.

Liquidity and Capital Resources

Our sources of capital are extremely limited.  We have incurred operating losses since inception and as of December 31, 2006, we had an accumulated deficit of $38.1 million.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, convertible securities, and notes. Cash provided by financing activities for the year ended December 31, 2006 was $1,013,934, compared to $1,920,000 for the year ended December 31, 2005.

Private Placements with Southridge Partners, LP

On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge Partners, LP, one of our existing investors, whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrant to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment. The note was convertible, at the option of Southridge, into shares of our common stock at a conversion price of $0.02 per share. The interest rate of this note was two percent (2%) per annum. Southridge was entitled to require us to repurchase some or all of its note if the market price of our common stock falls below $0.03 per share for ten (10) consecutive trading days, at a repurchase price equal to 140% of the principal amount of the note. In the event we defaulted under the terms of the note, the entire outstanding principal (and any outstanding interest accrued thereon) was to become immediately due and payable, and the interest rate automatically increased to 18% per annum. This note was paid off on January 2, 2007.

Under the terms of the purchase agreement, Southridge had the option, and at any time prior to July 1, 2005 to purchase an additional note in the principal amount of up to $1,500,000, and otherwise on substantially the same terms as the note issued on January 31, 2005. During the nine months ended September 30, 2005, Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of $425,000 and warrants to purchase up to 17,000,000 shares of our common stock at an exercise price of $0.025 per share. All of these transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act. On July 8, 2005, Southridge Partners, LP and we terminated its option to purchase additional notes.

We have secured the payment of the notes with a subordinated security interest in our accounts, general intangibles, inventories, and other collateral. In addition, in the event we propose to register securities under the Securities Act, we are required to notify Southridge in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying its notes and warrant on the registration statement filed in connection with such registration (and assume any expenses associated therewith). The warrants have an expiration date of January 31, 2010 and contain a cashless exercise provision whereby the Southridge may pay the exercise price associated with any exercise by having us withhold a number of shares otherwise issuable upon such exercise having a fair market value equal to the applicable aggregate exercise price. In the event such provision is used with respect to an exercise, we would receive no proceeds upon such exercise.

Exchange Agreement with Woodward, LLC

On January 31, 2005, we entered into an Exchange Agreement with Woodward, LLC pursuant to which we acquired promissory notes, and have accordingly assumed all rights pertaining thereto, issued by Eurotech, Ltd. The notes are currently in default and have an aggregate outstanding principal amount of $290,000. The notes carry a default annual interest rate of 18% and are past due in their entirety. In exchange for these notes, we issued to Woodward a promissory note with an annual interest rate of two percent (2%) in the principal amount of $250,000, which is convertible at the election of Woodward into shares of our common stock at the conversion price equal to 80% of the average of the seven (7) lowest closing bid prices for the ten (10) trading days immediately preceding the date we receive written notice from Woodward of its election to effect such a conversion. Under the terms of the Exchange Agreement, in the event we propose to register securities under the Securities Act.  We are required to notify Woodward in advance of such registration and, at its request (subject to limited exceptions), include the shares of our common stock underlying the note on the registration statement filed in connection with such registration, and assume any expenses associated therewith.  The maturity date is December 2008.  This note was assigned to Aberdeen Avenue, LLC on May 24, 2006.

Private Placements with MacNab, LLC

On June 14, July 13, August 1, September 14, 2005, and October 3, 2005, we entered into Securities Purchase Agreements with MacNab, LLC, each in substantially the same form, pursuant to which we sold nonnegotiable 2% secured convertible promissory notes in the aggregate principal amount of $595,000, and warrants to purchase up to 23,800,000 shares of our common stock for an aggregate purchase price of $595,000. The notes and warrants are on substantially the same terms as the notes and warrants issued to Southridge, as described above.  On May 24, 2006, these notes were assigned to Aberdeen Avenue, LLC with the maturity date extended to December 31, 2008.

On July 13, 2006, we entered into a nonnegotiable promissory note for $150,000 that was payable in the amount of $180,000.  The maturity date was extended to June 30, 2008 in the amount of $220,000.

Debt Issuance to Southridge Partners, LP.

 On January 31, 2005, March 2, 2005, April 11, 2005, May 12, 2005, December 7, 2005, June 20, 2006, September 13, 2006, October 19, 2006, December 1, 2006 and December 21, 2006, we issued  promissory notes in the aggregate principal amount of $1,295,000 to Southridge with a maturity date of June 30, 2008 and a current interest rate of 2%. In addition on January 10, 2007, and January 25, 2007, we issued promissory notes in the aggregate principal amount of $90,000 to Southridge that matures on December 31, 2008.   In the event of a default, the annual interest rate on all of these notes will increase to 18% and Southridge may, at its option, demand immediate payment of all amounts due under these notes.   The January 31, 2005, March 2, 2005 and May 12, 2005 notes in the aggregate amount of $550,000 were amended on May 24, 2006 whereby December 31, 2008 has been established as the new maturity date for each of these notes.  While no notice of default has been received from Southridge regarding the remaining notes, the Company and Southridge are negotiating the terms of the amendments to these remaining notes.

Promissory Notes Sold to Aberdeen

On July 13, 2006, we executed a promissory note agreement with Aberdeen, one of our existing investors, pursuant to which we received gross proceeds of $150,000. The principal value of the note is $180,000 which is payable in full on or before November 30, 2006. If the Company fails to pay the principal amount in full on or before the maturity date, then the principal amount increases to $200,000. The note does not otherwise incur interest. The note contains usual and customary events of default.  We are currently seeking to renegotiate the terms of this note.

On September 13, 2006, we executed an additional promissory note agreement with Aberdeen pursuant to which it received gross proceeds of $50,000. The principal value of the note is $60,000 which is payable in full on or before November 30, 2006. If the Company fails to pay the principal amount in full on or before the maturity date, then the principal amount increases to $75,000. The note does not otherwise incur interest. The note contains usual and customary events of default. We are currently seeking to renegotiate the terms of this note.

Amendment of Convertible Promissory Notes

On May 24, 2006, we entered into an agreement to amend the terms of the promissory notes issued to MacNab, LLC and Southridge. Under the terms of the amendment, we have, among other things, modified the conversion price from a fixed rate of $.60 per share to a variable rate based on 80% of the market price of our common stock and eliminated a provision which permitted the holder to force us to repurchase its note at a 40% premium over the outstanding principal in the event shares of our common stock trade below $.60 for 10 consecutive trading days. MacNab, LLC waived all penalties due from the Company, which amounted to more than $500,000. While we believe that this amendment was in the best interests of the company, stockholders will be subject to significant dilution of their shares of common stock in the event our stock price declines.

On July 12, 2006, we (i) issued 450,000 shares of common stock to Consulting for Strategic Growth 1, Inc. for services to be rendered during July, August and September 2006, (ii) granted non-qualified stock options to the members of the Board of Directors, with an exercise price of $0.05 as follows; 250,000 to Mr. K.I.F Gothner, 100,000 to Mr. Tom Folsom and 1,000,000 to Mr. Michael Sheppard, (iii) issued to Peter Gulko non-qualified stock options for the purchase of 186,063 shares of common stock at an exercise price of $0.05, and (iv) granted to each member of the Board non-qualified stock options for the purchase of 250,000 shares of common stock on each of September 30, 2006 and December 29, 2006 at an exercise price per share equal to the then-current market price of our common stock.

On October 20, 2006 we issued a non-qualified option for 350,000 shares of common stock to Future Now Capital Markets Group, Inc. as consideration for services rendered.  This option is exercisable on a cashless basis at a price of $0.0129 a share and will expire October 19, 2011.

On November 14, 2006, we issued a non-qualified option for an additional 150,000 shares of common stock to Future Now Capital Markets Group, Inc. as consideration for services rendered.  This option is exercisable on a cashless basis at a price of $0.0070 a share and will expire November 13, 2011.

On December 27, 2006 we issued a non-qualified option for 1,582,750 shares of common stock to a consultant and Future Now Capital Markets Group, Inc. for consideration of services rendered at a price of $0.0065 a share and will expire December 28, 2011.

On April 2, 2007, our Board of Directors resolved that we (i) complete negotiating the application for D & O insurance, (ii) complete the settlement agreement with Carey Naddell in lieu of cash, legal fees and penalty, for 20,000,000 shares of the Company’s common stock with registration rights, (iii) engage an advisor for $12,500 and warrants worth $12,500, (iv) sell its minority interest in Tulix for $50,000, (v) issue Future Now Capital Markets Group, Inc. 1,250,000 shares for services rendered along with $15,000, (vi) has the authority to borrow up to $350,000, and (vii) options be granted to Peter Gulko, a consultant for services rendered for 1,578,912 shares of common stock and to the Board of Directors for 1,100,000 shares of common stock.

Going Concern and Financing Requirements

The report of our independent registered public accounting firm found in this Annual Report on Form 10-K includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. To date, we have funded our operations through equity investments and issuances of debt. Additionally, we had an accumulated deficit of approximately $38.1 million as of December 31, 2006. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained. There is no assurance that we will be able to raise any additional capital that we require to continue operations.

Our audited interim financial statements included with this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. As shown in the accompanying audited financial statements, we had negative working capital of approximately $3.7 million.

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

Contractual Obligations

The Company had no contractual obligations as of December 31, 2006.

Seasonality

Seasonal issues have an insignificant impact on the Company’s business.

Future Operating Results

Future operating results, which reflect management’s current expectations, may be impacted by a number of factors that could cause actual results to differ materially from those stated herein.  These factors include worldwide economic and political conditions, terrorist activities, industry specific factors and governmental agencies.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company is exposed to extensive market risk in the areas of financing and interest cost.  Please refer to Item 1A.  Risk Factors for additional disclosure about risk.  Increases in our borrowing rates, as small as 100 basis points, could significantly increase our losses and hinder our ability to generate sufficient working capital.  The slightest disruption in our supply chain could also significantly increase our losses and hinder our ability to purchase our products for resale and application.  The Company has no protection against interest rate risk or supply disruptions.  While the Company does not engage in any other sort of hedging activity it does hold investment securities at September 30, 2008.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the related notes thereto called for by this item appear under the caption “Financial Statements” beginning on page F-1 attached hereto of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Dismissal of Sherb & Company, LLP as Certifying Accountant

On April 28, 2006, at the recommendation of our board of directors, we dismissed our independent registered public accounting firm, Sherb & Company, LLP (“Sherb”) of Boca Raton, Florida. During the fiscal years ended December 31, 2004 and 2005, and during the interim period ended April 28, 2006, there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to the satisfaction of Sherb, would have caused it to make reference thereto in its reports regarding our financial statements for such years.

The reports of Sherb contained in our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2005 each contained a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. The aforementioned reports did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Appointment of Mantyla McReynolds, LLC as Certifying Accountant

On April 28, 2006, we appointed Mantyla McReynolds, LLC (“Mantyla”) of Salt Lake City, Utah, as our independent registered public accounting firm. During the fiscal years ended December 31, 2004 and December 31, 2005 and the subsequent interim period through April 28, 2006, we did not consult with Mantyla regarding the application of accounting principles to any specified transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement with Sherb & Company, LLP or a reportable event as defined in applicable SEC rules.

Resignation of Mantyla as Certifying Accountant

On February 7, 2008, the Company was advised that its independent accountant, Mantyla had resigned as the principal independent accountant for the Company.

Mantyla never issued an audit report or gave an audit opinion.

The Company's board of directors, acting as the Audit Committee, unanimously recommended and approved the decision to accept the resignation of Mantyla as the Company’s independent registered public accounting firm.

Through February 7, 2008, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has given permission to Mantyla to respond fully to the inquiries of the successor auditor, including those concerning the subject matter of this reportable event.

Appointment of Li & Company, PC as Certifying Accountant

The Company engaged Li & Company, PC (“Li”) as its new independent registered public accounting firm as of February 26, 2008.

During the years ended December 31, 2005 and December 31, 2004, and through February 26, 2008, the Company did not consult with Li with regard to any of the matters or events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

However, during the course of this evaluation, our chief executive officer and chief financial officer made the following observations:

•
Due to the significant commitment of Company time and resources required in connection with the review of the Company’s financial statements and the auditing of the Company’s 2004 financial statements, the Company did not timely file its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 or its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  In addition, the Company was unable to timely file its Annual Reports on Form 10-K for the years ended December 31, 2006 and 2007 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and 2008, June 30, 2007 and 2008 and September 30, 2007 and 2008.

Management concluded that the problems set forth above necessitated a conclusion that our disclosure controls and procedures were ineffective as of December 31, 2006.  Our management has concluded that the problems set forth above were largely the result of inadequate staffing, competence and segregation of duties in our accounting and financial reporting functions and insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, which we have since addressed by retaining an outside consultant to assist with some of the highly technical issues relating to the company’s capital structure.  While we were able to timely file our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, we were unable to file this Annual Report on Form 10-K, indicating that the issues relating to the timeliness of our reporting have not been successfully resolved.

Management believes that additional progress in strengthening our controls and procedures will continue throughout fiscal years 2007 and 2008.  To further ensure that our disclosure controls and procedures continue to be effective, we intend to hire an accounting professional to increase our capabilities related to interpretive research into complex accounting issues promptly after we raise sufficient financing to permit us to do so.

Management continues to consider methods to improve the quality and timeliness of reporting and will continue to evaluate and address any issues it identifies relating to the processes and resources necessary for effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Please refer to ITEM 1. Business-History of this Annual Report on Form 10-K for disclosures relating to promissory notes issued by the Company in the fourth quarter of 2006 for which the Company did not file the required Form 8-K’s.

GLOBAL MATRECHS, INC.

December 31, 2006, 2005 and 2004

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2006 and 2005	F-4

Statements of Operations for the Years Ended	F-5
December 31, 2006, 2005 and 2004

Statements of Stockholders' Deficit for the Years Ended	F-6
December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended	F-7, F-8
December 31, 2006, 2005 and 2004

Notes to the Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Matrechs, Inc.
Ridgefield, Connecticut

We have audited the accompanying balance sheet of Global Matrechs, Inc. as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Matrechs, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Global Matrechs, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit and a working capital deficiency at December 31, 2006 and had a net loss and cash used in operations for the year ended December 31, 2006, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey
January 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHERB & CO., LLP

1900 NW Corporate Blvd. Suite East 210
Boca Raton, FL 33431
Tel: 561-886-4200
Fax: 561-886-3330
e-mail: info@sherbcpa.com
Offices in New York and Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Matrechs , Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficit, a stockholders' deficit and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
March 27, 2006

GLOBAL MATRECHS, INC.
BALANCE SHEET

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$1,397	$67,993
Investment in available for sale marketable securitiess-short term	54,603	108,666
Accounts receivable, net of allowance for doubtful accounts of
$5,500 and $0 at December 31, 2006 and 2005, respectively	8,793	-
Inventories	7,407	28,590
Notes receivable-current portion	-	50,000
Prepaid expenses and other current assets	31,299	20,045
Total Current Assets	103,499	275,294

Notes receivable-less current portion	-	250,000
Investment, at cost	50,000	51,949
Total Assets	$153,499	$577,243
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Notes payable, current portion	$375,000	$200,000
Convertible debentures and notes payable,
net of unamortized debt discounts of $378,965 and $1,113,080
as of December 31, 2006 and 2005, respectively	2,559,241	4,590,456
Accounts payable and accrued expenses	764,668	1,405,352
Accrued interest	261,458	-
Derivative financial instruments	(130,818)	1,112,873
Total Current Liabilities	3,829,549	7,308,681

Convertible preferred stock	803,700	4,211,062
Total Liabilities	4,633,249	11,519,743

COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit:
Convertible preferred stock; Series H, par value $.01, authorized 13,500 shares; 8,662
and 12,442 shares issued and outstanding, respectively	86	124
Convertible preferred stock; Series I, par value $.01, authorized 490.5 shares; 490.5
shares issued and outstanding, $49,050 liquidation value	5	5
Common stock; $.0001 par value; 900,000,000 and 300,000,000 shares authorized at December 31, 2006 and 2005, respectively;
72,126,697 and 7,334,615 shares issued and outstanding
at December 31, 2006 and 2005, respectively	7,213	733
Additional paid in capital	33,845,160	25,648,119
Accumulated deficit	(38,139,226)	(36,471,554)
Accumulated other comprehensive loss	(192,988)	(119,927)

Total Stockholders' Deficit	(4,479,750)	(10,942,500)

Total Liabilities and Stockholders' Deficit	$153,499	$577,243

See accompanying notes to the financial statements

GLOBAL MATRECHS, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005	2004

Net Sales	$44,311	$125	$620

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	31,466	30	558

Gross Profit	12,845	95	62

Operating Expenses:
Selling, general and administrative	1,666,274	2,572,895	1,273,929
Depreciation and amortization	-	147,933	197,244

Total Operating Expenses	1,666,274	2,720,828	1,471,173

Loss from Operations	(1,653,429)	(2,720,733)	(1,471,111)

Other Income (Expense):
Other income	14,109	20,962	211,395
Other expense	20,958	-	-
Interest expense, net	(1,337,155)	(5,529,463)	(1,621,520)
Change in fair value of derivative instruments	1,287,845	2,928,808	(87,171)
Total Other Expenses	(14,243)	(2,579,693)	(1,497,296)

Loss from continuing operations	(1,667,672)	(5,300,426)	(2,968,407)

Discontinued operations
Loss from discontinued operations	-	(809,380)	(30,022)

Net loss applicable to common shareholders	(1,667,672)	(6,109,806)	(2,998,429)

Comprehensive loss
Unrealized loss on available for sale marketable securities	(73,061)	(119,927)	-

Total comprehensive loss	$(1,740,733)	$(6,229,733)	$(2,998,429)

Net loss per share basic and diluted
Net loss from continuing operations	$(0.08)	$(1.24)	$(0.18)
Net loss from discontinued operations	-	(0.19)	-
Basic and diluted loss per common share	$(0.08)	$(1.43)	$(0.18)

Weighted average number of common shares outstanding -
basic and diluted	22,033,999	4,287,167	16,790,165

See accompanying notes to the financial statements

GLOBAL MATRECHS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

								Accumulated
						Additional		Other
	Preferred		Common		Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Deficit
Balance, December 31, 2003	13,500	$135	749,958	$75	$(8,659)	$20,218,851	$(27,363,319)	$-	$(7,152,917)
Issuance of Series I preferred stock	490	5	-	-	-	-	-	-	5
Receipt of Treasury stock	-	-	(245,250)	(25)	(318,825)	318,847	-	-	(3)
Issuance of Common Stock	-	-	107,554	11		105,054	-	-	105,065
Beneficial conversion feature on promissory notes	-	-	-	-	-	526,459	-	-	526,459
Issuance of warrants for services rendered	-	-	-	-	-	258,942	-	-	258,942
Conversion of Series H preferred stock to common stock	(150)	(2)	75,000	8	-	(6)	-	-	-
Conversion of temporary equity to common stock	-	-	1,107,510	111	-	820,373	-	-	820,484
Acquisition of True To Form Ltd.	-	-	500,000	50	-	599,950	-	-	600,000
Net loss	-	-	-	-	-	-	(2,998,429)	-	(2,998,429)
Balance, December 31, 2004	13,840	$138	2,294,772	$230	$(327,484)	$22,848,471	$(30,361,748)	$-	$(7,840,394)
Retirement of treasury stock	-	-	-	-	327,484	(327,484)	-	-	-
Conversion of temporary equity to common stock	-	-	2,306,462	231	-	2,301,294	-	-	2,301,525
Conversion of Series H preferred stock to common stock	(908)	(9)	454,000	45	-	(36)	-	-	-
Conversion of promissory notes to common shares	-	-	296,393	30	-	235,476	-	-	235,506
Beneficial conversion feature on promissory notes	-	-			-	250,000	-	-	250,000
Equity line advances	-	-	2,368,841	237		484,893	-	-	485,130
Issuance of common stock for services	-	-	114,148	11	-	138,249	-	-	138,260
Issuance of stock options for services	-	-	-	-	-	15,799	-	-	15,799
Cancellation of stock warrants	-	-	-	-	-	(227,593)	-	-	(227,593)
Cancellation of shares - discontinued operations	-	-	(500,000)	(50)	-	(70,950)	-	-	(71,000)
Net loss	-	-					(6,109,806)	-	(6,109,806)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(119,927)	(119,927)
Balance, December 31, 2005	12,932	$129	7,334,615	$733	$-	$25,648,119	$(36,471,554)	$(119,927)	$(10,942,500)
Account for old shares	-	-	1,026,066	102	-	(102)	-	-	-
Conversion of temporary equity to common stock	-	-	15,465,746	1,548	-	3,410,854	-	-	3,412,402
Cancellation of Series H	(1,500)	(15)	-	-	-	15	-	-	-
Conversion of Series H preferred stock to common stock	(2,280)	(23)	1,140,000	114	-	(91)	-	-	-
Conversion of promissory notes to common shares	-	-	36,441,533	3,644	-	1,061,841	-	-	1,065,485
Beneficial conversion feature on promissory notes	-	-	-	-	-	666,499	-	-	666,499
Equity line advances	-	-	10,088,851	1,009	-	637,229	-	-	638,238
Warrant exercise	-	-	28,750	3	-	5,693	-	-	5,696
Stock issued for services	-	-	601,136	60	-	38,569	-	-	38,629
Options issued for compensation	-	-	-	-	-	71,938	-	-	71,938
Remeasurement of notes	-	-	-	-	-	2,304,596	-	-	2,304,596
Net loss	-	-	-	-	-	-	(1,667,672)	-	(1,667,672)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(73,061)	(73,061)
Balance December 31, 2006	9,152	$91	72,126,697	$7,213	$-	$33,845,160	$(38,139,226)	$(192,988)	$(4,479,750)

See accompanying notes to the financial statements

GLOBAL MATRECHS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Net loss	$(1,667,672)	$(6,109,806)	$(2,998,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	-	147,933	197,244
Recovery of bad debts	-	-	(47,232)
Asset impairment charge	1,949	525,986	-
Change in fair value of warrants	(1,287,845)	(2,928,808)	57,639
Change in fair value of conversion feature-preferred stock	-	-	29,534
Stock and derivatives granted in exchange for services rendered	87,822	300,734	-
Options issued as compensation	71,939	-	-
Accrual of interest	261,458	-	-
Amortization of beneficial conversion feature	734,115	4,469,525	1,920,245
Remeasurement of notes	1,076,250	-	-
Loss from discontinued operations	-	809,380	124,385
(Increase) decrease in operating assets:
Accounts receivable	(8,793)	-	321,650
Inventories	21,183	(28,590)	-
Prepaid expenses and other current assets	(11,254)	(5,528)	65,344
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(640,684)	1,041,432	(137,453)
Net cash used in operating activities	(1,361,532)	(1,777,742)	(467,073)

Cash flows from investing activities:
Repayment of Tulix loan	-	72,858	-
Loan to Tulix	-	-	(71,225)
Issuance of note receivable	-	(50,000)	-
Notes receivable	300,000	-	-
Purchase of investments	(18,998)	(228,593)	-
Net cash used in investing activities	281,002	(205,735)	(71,225)

Cash flows from financing activities:
Proceeds from warrant exercise	5,696	-	-
Proceeds from issuance of loan payable	175,000	200,000	-
Proceeds from issuance of convertible loans payable	195,000	1,270,000	597,950
Proceeds from equity line	638,238	450,000	-
Net cash provided by financing activities	1,013,934	1,920,000	597,950

Net increase (decrease) in cash:	(66,596)	(63,477)	59,652
Cash at beginning of period	67,993	131,470	71,818
Cash at end of period	$1,397	$67,993	$131,470

See accompanying notes to the financial statements

GLOBAL MATRECHS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2006	2005	2004

Supplemental disclosure of non-cash investing and financing activity:

Unrealized loss on securities held for sale	$(73,061)	$(119,927)	$-

Conversion of preferred shares into 51,907,279 shares, 55,209,230 shares and
46,129,230 shares of common stock in 2006, 2005 and 2004, respectively.	$4,477,886	$2,301,525	$820,484

Conversion of notes payable into 296,393 shares of common stock	$-	$235,506	$-

See accompanying notes to the financial statements

Note 1 - Nature of Operations

Global Matrechs, Inc. f/k/a Homecom Communications, Inc. (“Global” or the “Company”) markets and sells technologies, licensed from Eurotech, Ltd. (“Eurotech”), to manufacturers and other parties.  The Company was organized in 1994 and is currently incorporated in Delaware.  Upon its organization, the Company provided complex, web-based software applications and integration services to businesses seeking to take advantage of the Internet. Over time, Global has been the successor to many businesses since and has undergone material changes to its business and financial structure.  In 2008, the Company formed Fairfield Consumer Group, Inc. (“Fairfield”), a wholly owned subsidiary.  Fairfield is currently inactive.

Prior to May 31, 2004, Global derived revenue from professional web development services, software licensing, application development, insurance and securities sales commissions, hosting fees and transactions fees. On May 31, 2004, The Company sold substantially all of its assets used in the operation of its hosting and web site maintenance business and retained a 15% interest in the surviving entity. As a result of this sale, Global’s business consisted exclusively of the marketing of technologies licensed from Eurotech under a licensing agreement dated May 22, 2003.

On December 31, 2004, Global completed the acquisition of True To Form, Ltd. (“True To Form” or “TTF”), a maker of specialized lighting products for a range of markets. As a result of this transaction, TTF became a wholly-owned subsidiary. The acquisition was a result of arm’s length negotiations and was unanimously approved by the disinterested members of our Board of Directors.

On December 29, 2005, Global completed the sale of TTF back to its original owner. During 2005, the accompanying financial statements account for the disposal of TTF as a component of discontinued operations.

Note 2 - Going Concern and Management’s Plans

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended December 31, 2006, 2005 and 2004 of approximately, $1.7 million, $5.3 million and $3.0 million resulting in an accumulated deficit balance of approximately $38.1 million as of December 31, 2006.  Net cash used in operations during the years ended December 31, 2006, 2005 and 2004 was approximately $1.4 million, $1.8 million and $0.5 million, respectively.  At December 31, 2006, the Company has a working capital deficiency of $3.7 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company continues to experience negative cash flows from operations and is dependent on continued financing from investors to sustain its activities. Management is planning to grow its current business and to obtain additional capital principally through the sale of debt and equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company will require some combination of new financing, restructuring of existing financing and improved operating results in order to maintain adequate liquidity.   The Company must also bring current each of its Securities and Exchange Commission (“SEC”) filings as part of a plan to raise additional capital.  In addition to the filing of this Annual Report on Form 10-K for the year ended December 31, 2006, the Company must also complete and file its Quarterly Report on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 and its Annual Report on Form 10-K for the year ended December 31, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company.  In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.

Significant estimates during 2006 and 2005 include valuation of available for sale marketable securities pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation of all components of derivative liabilities, valuation and related amortization of intangible assets and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentrations of Credit Risk

Cash:  The Company maintains its cash with various financial institutions.  No cash deposits were in excess of the federally insured limits at December 31, 2006 or 2005.

Marketable Securities

The Company classifies its investments as “available-for-sale” in accordance with the provisions of SFAS 115. Investments intended to be held for more than one year are classified as long-term investments.

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identifications method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, the market price of similar types of securities that are traded in the market is used to estimate fair value.

At December 31, 2006, the Company maintained a portfolio consisting of the common stock of one publicly traded entity.

The Company periodically reviews its investments in marketable securities and impairs any securities whose value is considered non-recoverable. There was no impairment during the years ended December 31, 2006 and 2005.

Non-Marketable Securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to the Accounting Principles Board APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company is currently carrying one such investment as a non-current asset due to the likelihood and expectation of not liquidating the investment within the next twelve months.

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There was a $1,949 impairment loss charged to operations during the year ended December 31, 2006 and no such loss during the year ended December 31, 2005.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The Company regularly reviews materials and supplies and, when necessary, records a provision for excess or obsolete inventories based primarily on current purchase price, if any.

Intangibles and Other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

During the year ended December 31, 2005, the Company recognized and charged to operations an impairment charge of $525,986 in connection with non-recoverable license technology.  There was no such charge during the year ended December 31, 2006.

In connection with the disposition of TTF, during the year ended December 31, 2005, the Company disposed of $1,469,108 of goodwill that was recorded as part of the acquisition (See note 15).

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133 and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2006, the Company had not entered into any transactions that were considered hedges under SFAS No. 133.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133 and related interpretations including Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF Issue No. 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration.  At inception, the fair value of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability, which resulted in a reduction of the initial notional carrying amount of the secured convertible notes (as unamortized discount which will be amortized over the term of the notes under the effective interest method).

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers when the goods arrive at their destination, based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for its stock options issued to employees pursuant to APB 25, ”Accounting for Stock Issued to Employees”.  Accordingly, the Company would recognize employee stock-based compensation expense only if it granted options at a price lower than the closing price of the Company’s common stock on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period. The Company provided proforma disclosure amounts in accordance with SFAS No. 148, ”Accounting for Stock-Based Compensation-Transition and Disclosure“, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore, has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006 has included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006, utilizing the fair value of the options as determined at the original grant date in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

Stock-based employee compensation expense relating to the Company’s stock option plans (See Note 8) reflected in net loss for the years ended December 31, 2006, 2005 and 2004 was $76,701, $15,799, and zero, respectively.  Of the December 31, 2006 expense, $49,193 related to unvested options outstanding prior to January 1, 2006, the incremental impact to the consolidated financial statements as a result of adopting SFAS 123R.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was zero and $600, respectively.

Income Taxes

The Company provides for income taxes based on the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years.  Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized.

Deferred tax assets pertaining to windfall tax benefits on exercise of non-qualified stock options and the corresponding credit to additional paid-in capital are recorded if the related tax amount either reduces income taxes payable or results in an income tax refund.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce income taxes payable or resulted in an income tax refund in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental income tax benefit is realized after considering all other income tax benefits presently available to the Company.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where disqualifying changes occur in the stock ownership of a company.  In the event the Company experiences a disqualifying change in ownership, utilization of the carry forwards could be restricted.

Earnings per Share

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), basic earnings per share (“EPS”) is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. At December 31, 2006 and 2005, the Company had 76,000,000, and 48,700,000 potential common share equivalents. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2006 and 2005, respectively. Accordingly, the basic and diluted EPS are the same.

Comprehensive Income (Loss)

The Company computes comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Comprehensive income arises out of the Company’s accounting policy for available-for-sale securities. For the year ended December 31, 2006, the Company reported a comprehensive loss of $73,061.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including inventory, certain notes receivable, investments in available for sale marketable securities, accounts payable and accrued expenses, loans payable and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Segments

In connection with the sale of TTF on December 29, 2005, the Company only has one reportable and identifiable segment. Therefore, the presentation of segment analysis pursuant to SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) is not required.

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Adoption of SFAS No. 162, upon its effectiveness, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation.

Note 4 - Investment - Marketable and Non-Marketable Securities

Marketable Securities

The composition of marketable securities is as follows:

	Cost	Fair Value	Unrealized Loss
Common stock 2006	$228,593	$54,603	$172,990
	Cost	Fair Value	Unrealized Loss
Common stock 2005	$228,593	$108,666	$119,927

There was minimal investment income for the year ended December 31, 2006 and 2005.

Non-Marketable Securities

Prior to 2006, the Company obtained an interest in a private company in exchange for $51,949. The value of this investment at December 31, 2006 and 2005 was $50,000 and $51,949, respectively.   The Company sold this investment in 2007 (See Note 17).

Note 5 - Inventories

Inventories consist of finished goods of NuCap™ products and are stated at the lower of cost or market utilizing the first-in, first-out method. At December 31, 2006 and 2005, the Company had $7,407 and $28,590 of purchased products, respectively.  During 2006 and 2005, there were inventory write-downs of $6,483 and zero, respectively.

Note 6 - Notes Receivable

In December 2005, the Company advanced working capital to an unrelated third party for $50,000 and recorded a note receivable. Pursuant to the terms of the note, the instrument had a stated interest of $12,500, was unsecured and due April 30, 2007.  The note has been non-performing and as such, in the year ended December 31, 2006, the Company established a 100% reserve against the note.

On December 29, 2005, in connection with the sale of TTF, the Company recorded as partial consideration a note receivable totaling $250,000.    The note has been non-performing and as such, in the year ended December 31, 2006, the Company established a 100% reserve against the note.

Note 7 - Notes Payable

Promissory Notes Sold to Aberdeen

On July 13, 2006, the Company executed a promissory note agreement with Aberdeen, one of our existing investors, pursuant to which we received gross proceeds of $150,000. The principal value of the note is $180,000 which is payable in full on or before November 30, 2006. If the Company fails to pay the principal amount in full on or before the maturity date, then the principal amount increases to $200,000. The note does not otherwise incur interest. The note contains usual and customary events of default.  The Company is currently seeking to renegotiate the terms of this note.

On September 13, 2006, the Company executed an additional promissory note agreement with Aberdeen pursuant to which it received gross proceeds of $50,000. The principal value of the note is $60,000 which is payable in full on or before November 30, 2006. If the Company fails to pay the principal amount in full on or before the maturity date, then the principal amount increases to $75,000. The note does not otherwise incur interest. The note contains usual and customary events of default.  The Company is currently seeking to renegotiate the terms of this note.

Promissory Notes Sold to Southridge

During 2006, the Company borrowed $175,000 from Southridge Partners, LP (“Southridge”) under note arrangements with varying maturities.   On December 7, 2005, the Company borrowed $200,000 from Southridge, maturing on February 10, 2006, bearing interest at an annual rate of 8%.  The above notes have either not reached maturity or have otherwise been extended.

Note 8 - Derivative Liabilities and Convertible Notes Payable

On various dates during 2006, the Company borrowed an aggregate of $195,000 from Southridge pursuant to the terms of a convertible promissory note. Under the terms of this agreement, the convertible notes bore interest at 2% per annum, were unsecured and mature twenty-four months from the date of issuance.

In connection with the above convertible debt issuances, the convertible debt was classified as conventional convertible debt pursuant to EITF 00-19. EITF 00-19 does not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).  Since the time that Issue No. 00-19 was issued, complex structures have arisen such that the term “conventional convertible debt instrument” is no longer adequately defined.

In Issue No. 05-2, “The Meaning of  “Conventional Convertible Debt Instrument’ in EITF 00-19,” the EITF concluded that an instrument with the following characteristics should be considered “conventional ” for purposes of applying Issue No. 00-19:

•	The holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion); and

•	The holder’s ability to exercise the option is based on either the passage of time or a contingent event.

As a result of applying the definitions of EITF 00-19 and EITF 05-2, the Company has accounted for the convertible debt financings pursuant to the provisions of APB No. 14, EITF No. 98-5 and EITF No. 00-27. The Company computed a debt discount on the aggregate $195,000 in convertible debt financing in 2006.  The allocation was based on the allocable proceeds of the debt financings between the fair values of the beneficial conversion option of the related convertible debt instruments.  The Company began amortizing all debt discounts to interest expense over the related term of the convertible debt.

On January 31, 2005, the Company entered into an Exchange Agreement with Woodward, LLC (“Woodward”) pursuant to which Global acquired convertible promissory notes, and have accordingly assumed all rights pertaining thereto, issued by Eurotech. The notes are currently in default and have an aggregate outstanding principal amount of $290,000. The notes carry a default annual interest rate of 18% and are past due in their entirety. In exchange for these notes, we issued to Woodward a promissory note in the principal amount of $250,000, which is convertible at the election of Woodward into shares of our common stock at the conversion price equal to 80% of the average of the seven (7) lowest closing bid prices for the ten (10) trading days immediately preceding the date we receive written notice from Woodward of its election to effect such a conversion. Accordingly, no gain or loss was recognized in connection with the exchange agreement. See Note 14.

Under the terms of the exchange agreement, the Company issued a two (2)-year convertible promissory note to Woodward for $250,000. The promissory note provides for conversion into shares of common stock at a conversion price of $0.02. The Company allocated $250,000 to the beneficial conversion feature to be amortized over two years; the term of the promissory note. During 2005, the Company amortized $114,384 of the beneficial conversion feature to interest expense. In addition, should the common stock fall below $0.03 cents for ten consecutive trading days, any holder of these notes may force prepayment at 140% of the principle amount, plus interest. Conversion and exercise rights are restricted in that any of these note or warrant holders may not at any time have beneficial ownership of more than 4.999% of the total number of issued and outstanding shares of Global common stock.  As of December 31, 2005, the stock price was below $0.03 where it has remained since October 2005. Accordingly, $100,000 is included in accounts payable and accrued expenses as a contingent liability in the event that the note holders assert this prepayment penalty.

The aggregate contingent liability for penalties relating to 140% forced repayment provisions included in all convertible promissory notes was $718,000 at December 31, 2005.  In May 2006, all notes where extended and the liability was therefore removed.

Brittany

On June 1, 2004, as part of the agreement to issue Preferred Series I (See Note 8), the Company borrowed $75,000 from Brittany. Under the terms of the convertible promissory note, Brittany, at its option, can convert the note into 1,500,000 shares of common stock at a price equal to the greater/lesser of $.05 per share or 80% of fair market value, at the time of conversion. The Company allocated $60,000 to the beneficial conversion feature, to be amortized over a period of twenty-four months; the period in which the holder can convert. During 2005, the Company amortized $30,000 of the beneficial conversion feature to interest expense. During 2005, Brittany assigned this note to MacNab, LLC (“MacNab”).

MacNab

During July 2004, the Company restructured its borrowings from MacNab into a convertible promissory note of $542,950. Under the terms of the convertible promissory note, McNab, at its option, can convert the note into shares of common stock at a price of $.05 per share or 80% of fair market value, at the time of conversion. The Company allocated $325,770 to the beneficial conversion feature, to be amortized over a period of twenty-four months; the term of the promissory note.  Also during July 2004, the Company borrowed an additional $82,950 from McNab under substantially the same terms. During 2005, the Company amortized $196,064 of the beneficial conversion feature to interest expense. On October 19, 2005, McNab converted $16,000 of these promissory notes into 828,966 shares of common stock.

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

Southridge

On October 19, 2004, we entered into a securities purchase agreement with Southridge. Southridge purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $250,000 and we issued a warrant to purchase 10,000,000 shares of our common stock.

On January 31, 2005, we entered into a Second Securities Purchase Agreement with Southridge whereby we agreed to sell a convertible promissory note in the principal amount of $250,000 and warrant to purchase up to 10,000,000 shares of our common stock to Southridge in exchange for its $250,000 investment.

Under the terms of the purchase agreement, Southridge had the option, and at any time prior to July 1, 2005, to purchase an additional note in the principal amount of up to $1,500,000, on substantially the same terms as the note issued on January 31, 2005. During the year ended December, 2005, Southridge exercised this option on March 2, April 11, and May 2, 2005, purchasing notes in the aggregate principal amount of $425,000 and warrants to purchase up to 17,000,000 shares of our common stock. On July 8, 2005, Southridge and Global terminated its option to purchase additional notes.

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

DeNuccio, Colonial and Deer Creek

On October 21, 2004, the Company entered into a securities purchase agreement with Dean M. DeNuccio. Mr. DeNuccio purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $25,000 and Global issued to Mr. DeNuccio a warrant to purchase 1,000,000 shares of its common stock.

On November 5, 2004, the Company entered into a securities purchase agreement with Colonial Fund, LLC (“Colonial”). Colonial purchased a nonnegotiable 2% secured convertible promissory note in the principal amount of $50,000 and Global issued it a warrant to purchase 2,000,000 shares of its common stock (see below for further discussion of the terms and conditions). On October 26, 2005, Colonial converted this note into 2,549,444 shares of the Company’s common stock.

On December 3, 2004, the Company and Deer Creek Fund, LLC (“Deer Creek”) entered into a securities purchase agreement relating to the private placement of a 2% secured convertible promissory note in the aggregate principal amount of $50,000 and a warrant to purchase 2,000,000 shares of its common (see below for further discussion of the terms and conditions). On October 26, 2005, Deer Creek converted this note into 2,549,444 shares of our common stock.

The value of the warrants on these borrowings exceeded the proceeds received. Accordingly, the notes have been discounted in full and the excess of $70,326 was charged to interest expense during 2004. In addition, the beneficial conversion feature of these notes was valued at $287,500. Since the conversion is at the option of the holder, and the note has already been discounted in full due to the cashless warrant feature, the value of the beneficial conversion feature was amortized to interest expense in full during 2004.  During 2006, these notes were fully converted.

Woodward, LLC

Convertible Promissory Note

During 2004, Global entered into a securities purchase agreement with certain unrelated third parties. Total gross proceeds raised were $125,000. The notes bore interest at 2% and were secured by all assets of the Company. In connection with the issuance of these convertible promissory notes, the Company granted 5,000,000 warrants to purchase common stock. On October 26, 2005, these investors converted an aggregate $226,978 of note principal and accrued interest representing their entire outstanding debt in exchange for 5,098,888 shares of common stock.

Convertible Preferred Stock

In connection with the issuance of various series of Preferred Stock, the Company re-measured its convertible preferred stock conversion option at fair value, which aggregated $666,499 at December 31, 2005.  See Note 10.

Note 9 - Stockholders’ Deficit

Preferred Stock Conversions

For the period January 1, 2005 through December 31, 2005, 12.4525 shares of Series B preferred stock, 59.13 shares of Series C preferred stock, and 908 shares of Series H preferred stock were converted into 55,209,230 shares of common stock of the Company. See Notes 3 and 4.  For the year ended December 31, 2006, 2,280 shares of Series H preferred stock were converted into 1,140,000 shares of our common stock.  In addition, 1,500 shares of Series H preferred stock were canceled during the year ended December 31, 2006.

COMMON STOCK, WARRANTS AND OPTIONS ISSUED FOR SERVICES

Reverse stock Split

On May 26, 2006, the Company filed an Amendment to the Certificate of Incorporation with the Delaware Secretary of State, pursuant to which the Company effectuated a 20-to-1 reverse stock split, thereby decreasing the number of issued and outstanding shares. The accompanying financial statements and footnotes have been retroactively stated to reflect the reverse stock split.

Since January 1, 2006, the Company has issued 601,136 shares of common stock in exchange for $38,629 of services rendered to unrelated consultants. The common stock was valued at the per share market price of our common stock on the date of issuance, the fair value at the date of issuance.

Common Stock Issued Under Equity Line of Credit

During 2006, in connection with our agreement with Brittany, we issued 10,088,851 shares of common stock for $638,238.

Treasury Stock

During 2006, the Company had no treasury stock activity.  During 2005, the Company formally cancelled and retired treasury stock aggregating $327,484.

Note 10 - Issuance of Series B, C, and E Preferred Stock

Series B Preferred Stock

The Company issued Series B Preferred Stock totaling $2,500,000 on March 25, 1999 (the “Issuance Date”). The Series B Preferred Stock investors were issued 125 shares of preferred stock, having a stated value of $20,000 per share, and 225,000 warrants to purchase common stock at $5.70 per share. The Company paid offering costs of $216,250, resulting in net proceeds to the Company of $2,283,750 for the preferred shares and warrants.

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

During 2005, 59.13 shares of Series C Preferred Stock were converted into 39,619,220 shares of common stock. During 2006, 10.99 shares were converted into 24,551,556 shares of common stock. As of December 31, 2006, all shares of Series C Preferred stock were converted into common stock

Series E Preferred Stock

On April 14, 2000, the Company completed a private placement of $2,127,000 principal amount of the Company’s Series E Convertible Preferred Stock, par value $.01 per share (the “Series E Preferred Stock”) and warrants to acquire 66,667 shares of common stock (the “Series E Preferred Warrants”). The warrants expired on April 14, 2005. The Series E Preferred Stock has an initial stated value of $20,000 per share, which stated value increases at the rate of 8% per year through August 14, 2004 at which time all stated increases ceased. Each Series E Preferred Share is convertible 120 days following the date of issuance, at the option of the holder, into such number of shares of common stock as is determined by dividing the Series E Stated Value by the lesser of (a) $3.53, or (b) 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. As of December 31, 2006 all shares of Series E Preferred stock were converted into 15,582,175 shares of common stock.

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

On May 22, 2003, the Company issued 1,069 shares of the Company’s Series G Convertible Preferred Stock, par value $.01 per share. The Series G shares have a stated value of $1,000 per share. Each Series G Preferred Share is convertible, from and after 120 days following the date of issuance, at the option of the holder, into such number of shares of Common Stock as is determined by dividing $1,000 per share by a number equal to 82.5% of the average of the closing bid prices for the five trading days preceding the date of conversion. No holder of Series G Shares may convert Series G Shares into shares of common stock if the aggregate shares of Common Stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of Common Stock following such conversion (excluding, for purposes of the calculation, the unconverted Series G Shares). The Series G Preferred Stock has no mandatory conversion date. In determining the accounting for the beneficial conversion feature, the Company allocated $986,223 to the preferred stock based on its relative fair value at the Issuance Date. The Company then allocated $153,413 of the Series G value to additional paid in capital for the beneficial conversion feature. The beneficial conversion feature will be recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return beginning on the date when the shares are first convertible. During 2006, 265.3 shares were converted into 45,465,512 shares of common stock. As of December 31, 2006, 803.7 shares remain outstanding.

On September 30, 2003, the Company issued 13,500 shares of the Company’s Series H Convertible Preferred Stock, par value $.01 per share. Each Series H Share is convertible into 500 shares, provided, however, that no holder of Series H shares may convert Series H shares into shares of common stock if the aggregate shares of common stock beneficially owned by such holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of the calculation, the unconverted Series H Shares). During 2006 and prior, 2280 shares of Series H Preferred Stock were converted into 1,140,000 shares of common stock. As of December 31, 2006, 8,662 shares remain outstanding.

See Note 14 for disclosure relating to additional matters.

Note 12 - Issuance of Series I Preferred Stock

In June 2004, the Company entered into a second exchange agreement with Brittany to acquire 5,640,000 shares of the Company’s common stock at $0.10 per share. On September 24, 2004, Brittany received 490.5 shares of Series I convertible preferred stock, $0.01 par value per share, of the Company in exchange for 4,905,000 shares of common stock of the Company. Each share of Series I preferred stock has a stated value of $100 and is convertible into 10,000 shares of common stock; provided, however, that a holder of Series I preferred stock may not convert their shares if the aggregate number of shares of common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of common stock following such conversion (excluding, for purposes of this calculation, the unconverted shares of Series I preferred stock). In addition, Brittany agreed to loan the Company up to $100,000. As of December 31, 2006, the Company had borrowed $75,000. See Note 6.  As of December 31, 2006, 490.5 shares of series Preferred I stock remain outstanding.

Note 13 - Stock Option Plans

The Company’s Employee Stock Option Plan (the “Stock Option Plan”) was adopted by the Company’s stockholders in September 1996 and amended in 2005. Shares of common stock may be sold or awarded to officers, key employees and consultants. On March 3, 1999 at a Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Stock Option Plan, which increased the number of shares reserved for issuance under the Stock Option Plan to 2,000,000, in 2005 to 15,000,000 shares and in 2006, post reverse split, the Board of Directors recommended increasing the number of shares reserved for issuance by another 15,000,000 shares. Options granted under the Stock Option Plan may be either (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.

Prior to 2006, the options granted to purchase shares under the Stock Option Plan generally vested 25% per year over the first four years and expire ten years after the grant date. The exercise price of the options was at or above the fair market value of the stock on the grant date. Options granted in 2006 were fully vested on the grant date.

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

Option activity under all of the stock option plans is summarized as follows:

	YEARS ENDED DECEMBER 31,
	2006		2005
	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE
Outstanding at beginning of year	99,371	$6.60	64,371	$6.60

Granted	5,286,313	0.02	80,000	1.00

Exercised	-		-

Forfeited	-		(45,000)	0 .80

Outstanding at end of year	5,385,684	0.02	99,371	6.60

Options exercisable at year end	5,385,684	0.02	99,371	6.60

Shares available for future grant	10,464,316		750,629

Weighted-average fair value of options granted during this year at the shares’ fair value	0.02		0.80

The following table summarizes information about fixed options outstanding at December 31, 2006.

EXERCISE PRICE	SHARES	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE
$0.006 - $0.027	3,769,621	6.5
$0.03 - $0.05	1,616,063	8.9
	5,385,684	7.7

The pro forma impact on the Company’s net loss per share had compensation cost for all of the Company’s stock-based compensation plans been recorded at the date of grant based on the method prescribed by SFAS No. 123 is shown below:

FOR THE YEAR
ENDED DECEMBER 31,
2005

Loss applicable to common shareholders:
As reported	$(6,109,806)
Pro forma	(6,153,306)
Basic and diluted income (loss) per share:
As reported	$(0.07)
Pro forma	$(0.07)

Note 14 - Commitments and Contingencies

  Legal Settlement and Related Loss Contingency Accruals

On February 9, 2005, Global filed suit in the Supreme Court of the State of New York, County of New York against Eurotech, Ltd. for its failure to fulfill its obligations under the license agreement between the parties dated May 22, 2003. The suit also sought the enforcement of the notes issued by Eurotech to Woodward, LLC that were assumed by Global in the exchange agreement between Woodward and the Company on January 31, 2005. The complaint sought damages totaling $672,677 plus interest and attorney’s fees. This litigation was settled in connection with the settlement of claims with Eurotech and Carey Naddell individually described below.

On April 13, 2005 Carey Naddell, CEO of Eurotech, Ltd., filed suit against the Company in the United States District Court - Southern District of New York for damages in the amount of at least $240,000 with interest attorney’s fees and disbursement based upon an alleged breach of a written service agreement.

On June 24, 2005, Eurotech, Ltd. filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, (Index No. 108773/05) for an alleged failure to fulfill Company obligations under the License and Exchange Agreement dated March 27, 2003 with Eurotech, Ltd. thereby depriving Eurotech, Ltd. of its contractual right to convert 700 Series H Preferred Stock and selling 7 million shares of Global common stock. Eurotech, Ltd. sought damages in an amount to be determined at trial but believed according to the defendant to exceed $100,000 plus interest and attorney’s fees.

On March 16, 2006, Global, Naddell and Eurotech executed a full mutual release of claims, completing a settlement of each of the above-described actions.

In connection with the Eurotech matter, Eurotech will return 2,500 shares of Series H, convertible Preferred Stock to Global in full settlement of claims relating to its failure to fulfill obligations under the license agreement, and Eurotech obligations to Woodward, which were assumed by Global on January 31, 2005.  See Note 18-Subsequent Events for additional disclosure relating to the settlement of this matter.

In connection with the Cary Naddell matter, a settlement was reached whereby this former consultant received $175,000 in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report.

At December 31, 2005, based on settlement date of March 15, 2006, Global accrued a settlement liability and related settlement expense of $175,000. Under the terms of the settlement, $25,000 was due and paid at closing, and the balance of $150,000 was payable in seven (7) equal monthly installments of $21,428.57 commencing on April 15, 2006 with final installment payment due on or before October 15, 2006. On May 2, 2007 this settlement was completed with the issuance of 20,000,000 shares of common stock in lieu of $100,000 still owed to Mr. Naddell.

The Company is not a party to any other material legal proceedings. From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business.

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

Note 15 - Acquisitions, Divestitures and Discontinued Operations

On December 31, 2004 Global acquired True To Form, Ltd. for total consideration of $1.1 million, consisting of $500,000 in notes to be held by True To Form and guaranteed by its assets and 10,000,000 shares of the Company’s common stock. The acquisition was accounted for as a purchase transaction. The value of the shares was determined by using the average closing stock price of the two days before and after the public announcement of the transaction. The note was due in two payments with $100,000 due in 2005 and $400,000 due in 2010. The note accrued interest at the rate of 8% per annum.

On December 29, 2005 Global completed the transfer of all of the issued and outstanding capital stock of True To Form Ltd., Inc. back to Mr. Allen pursuant to the terms of a Stock Purchase Agreement between him, True To Form, and Global. As a result of this sale, Global no longer holds any equity interest in True To Form. The consideration was determined on the basis of these negotiations. The consideration for the sale of True To Form consists of:

·      the issuance by True To Form to Global of a promissory note described below in the initial principal amount of $250,000, which note accrues interest at an annual rate of one percent plus the prime rate as reported by a nationally recognized commercial bank and has a maturity date of January 1, 2011;

·      the cancellation of Global’s guaranty of the amounts owed under a promissory note issued by True To Form to Mr. Allen in connection with Global’s acquisition of True To Form;

·      the surrender by Mr. Allen of the 10,000,000 shares of Global common stock that were issued to him as partial consideration for our purchase of True To Form on December 31, 2004 and the cancellation of all other equity interest in Global Matrechs held by Mr. Allen. The shares were valued at $71,000 based on the quoted closing trading price of the Company’s common stock on December 29, 2005.

In addition, Global agreed to the cancellation of amounts owed under a note issued by Global to True To Form for working capital purposes in the aggregate amount of $280,000.

In connection with this transaction, Mr. Allen resigned from his positions as Executive Vice President and Director of Global Matrechs. This action was not, to the knowledge of any executive officer of the Company, because of a disagreement on any matter relating to the Company’s operations, policies or practices.

During the year ended December 31, 2005, Global reported a loss on discontinued operations of $425,856, and a loss on disposition of $383,524 in connection with the disposition of True To Form.

Note 16 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of:

	December 31,

	2006	2005

Temporary differences:
Unrealized loss on marketable securities	$29,000	$48.000
Options and warrants issued for services	15,000	65,000
Net operating loss carry forward	9,957,000	9,302,000

Deferred tax asset	10,001,000	9,415,000
Valuation allowance	(10,001,000)	(9,415,000)

Net deferred tax asset	$—	$—

At December 31, 2006, the Company had net operating loss carry forwards for income tax purposes of approximately $8.0 million, which expire at various times through 2026.  Realization of these assets is contingent on having future taxable earnings. In addition, certain stock transactions from 1997 through 2006 have resulted in ownership changes as defined in Internal Revenue Code Section 382. As a consequence of these ownership changes, the utilization of the Company’s net operating loss carry forwards is significantly limited. Based on the cumulative losses in recent years and the limitation on the use of the Company’s net operating losses, management believes that a full valuation allowance should be recorded against the deferred tax asset.

The difference between the expected income tax benefit and the actual tax benefit computed by using the Federal statutory rate of 35% is as follows:

	Year ended December 31,
	2006	2005

Expected income tax (benefit) at statutory	$(2,800,000)	$(2,181,000)
Federal rate of 35%
State tax (benefit), net of Federal effect	(400,000)	(312,000)
Adjustment to prior year’s valuation allowance	-	(263,000)
Permanent differences	1,847,000	1,633,000
Increase in valuation allowance	$1,353,000	$1,123,000

Note 17 - Selected Quarterly Financial Data (Unaudited and Restated)

The following tables set forth our unaudited consolidated financial results for the last eight fiscal quarters ended December 31, 2006:

	For the Year Ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)
Total revenues as previously reported	$369,681	$-	$125	$-
Adjustments	(369,681)	N.A.	N.A.	N.A.
Restated total revenues	$-	$-	$125	$-

Gross profit as previously reported	$221,478	$-	$95	$-
Adjustments	(221,478)	N.A.	N.A.	N.A.
Restated gross profit	$-	$-	$95	$-

Net income (loss) as previously reported	$(1,645,435)	$(1,046,762)	$(516,089)	$(2,230,301)
Adjustments	(671,219)	N.A.	N.A.	N.A.
Restated net income (loss)	$(2,316,654)	$(1,046,762)	$(516,089)	$(2,230,301)

Basic and diluted earnings per share
Continuing operations:
Net income (loss) as previously reported	$(0.57)	$(0.28)	$(0.11)	$(0.36)
Adjustments	(0.23)	N.A.	N.A.	N.A.
Let income (loss) as restated	$(0.80)	$(0.28)	$(0.11)	$(0.36)

Basic and diluted average number of common shares outstanding:
As previously reported	2,895,900	3,738,553	4,596,717	6,168,545
Adjustments	N.A.	N.A.	N.A.	N.A.
As restated	2,895,900	3,738,553	4,596,717	6,168,545

(N.A. - not applicable)

In the table above, earnings (loss) per share for each quarter were computed independently using the weighted-average number of shares outstanding during the quarter.  However, earnings (loss) per share for the year were computed using the weighted-average number of shares outstanding during the year.  As a result, the sum of the earnings per share for the four quarters may not equal the full-year earnings (loss) per share.

	For the Year Ended December 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$125	$160	$36,096	$7,930

Gross profit	$125	$160	$13,951	$(1,391)

Net income (loss)	$(818,231)	$239,408	$(273,036)	$(815,813)

Basic and diluted earnings per share
Continuing operations:
Net income (loss) basic	$(0.08)	$0.01	$(0.01)	$(0.02)
Net income (loss) diluted	(0.08)	0.01	(0.01)	(0.02)

Basic and diluted average number of common shares outstanding:
Basic	9,926,350	16,516,798	21,589,148	39,872,667
Diluted	9,926,350	39,386,648	21,589,148	39,872,667

In the table above, earnings (loss) per share for each quarter were computed independently using the weighted-average number of shares outstanding during the quarter.  However, earnings (loss) per share for the year were computed using the weighted-average number of shares outstanding during the year.  As a result, the sum of the earnings per share for the four quarters may not equal the full-year earnings (loss) per share.

Note 18 - Subsequent Events

Investing and Financing Transactions

The Company has issued convertible debt as follows:

Issued	Maturity	Amount
Aberdeen Avenue, LLC, 2% Promissory Notes

March 1, 2007	December 31, 2009	$50,000
March 29, 2007	December 31, 2009	50,000
April 12, 2007	December 31, 2009	175,000
February 11, 2008	June 30, 2010	9,000
February 21, 2008	June 30, 2010	16,000
March 10, 2008	June 30, 2010	9,000

Total Aberdeen		$309,000

Southridge Partners, LP, 2% Promissory Notes

January 10, 2007	July 31, 2007	$30,000
January 25, 2007	December 31, 2008	60,000
January 30, 2007	July 30, 2009	35,000
May 2, 2007	December 31, 2009	40,000
May 4, 2007	November 4, 2008	10,000
June 29, 2007	December 31, 2008	16,000
July 19, 2007	January 19, 2009	40,000
August 10, 2007	February 9, 2009	65,000
September 27, 2007	March 27, 2009	15,000
October 22, 2007	April 22, 2009	35,000
November 19, 2007	May 19, 2009	75,000
February 11, 2008	June 30, 2010	100,000
February 21, 2008	June 30, 2010	64,000
March 10, 2008	June 30, 2010	36,000
March 10, 2008	June 30, 2009	15,000
May 20, 2008	June 30, 2010	60,000
May 20, 2008	December 31, 2009	20,000
June 13, 2008	December 31, 2009	16,000
July 2, 2008	December 31, 2009	15,000
August 22, 2008	June 30, 2010	12,000

Total Southridge		$759,000

Southshore Capital Fund, Ltd., 2% Promissory Notes

August 22, 2008	June 30, 2010	$3,000
March 10, 2008	June 30, 2010	9,000
February 11, 2008	June 30, 2010	9,000
March 10, 2008	June 30, 2010	9,000

Total Southshore		$30,000

Total Promissory Notes		$1,098,000

The 2% Convertible Promissory Notes are convertible, at the option of the holder, at any time to convert all or a portion of the outstanding principal and interest on the promissory note into a number of shares of common stock equal to a fraction, the numerator of which will be the amount of principal and interest being converted and the denominator of which will be equal to the conversion price. Under the promissory note, the conversion price is equal to eighty percent (80%) of the average of the five lowest closing bid prices for the ten trading days immediately preceding the date of conversion.

In addition, under each of the promissory notes, the Company has the right to redeem a promissory note at any time by making a cash payment to the holder of the outstanding principal amount of that particular promissory note multiplied by 120%, plus all accrued interest. Further, an event of default is defined the same under each of the promissory notes. An event of default will occur: (i) if the Company defaults on the payment of principal or interest on the promissory note which continues for a period of twenty days; (ii) if the Company makes an assignment for the benefit of creditors or commences proceedings for its dissolution or applies for or consents to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; (iii) if a trustee, liquidator or receiver is appointed without the Company’s consent and is not discharged within sixty days after such appointment; (iv) any governmental agency or any court assumes custody or control of the properties or assets of the Company and is not dismissed within sixty days; (v) except for any judgments, settlements or related litigations or actions disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, any judgment or similar process in excess of $150,000 in the aggregate is entered or filed against the Company or any of its properties or other assets and remains unpaid, unvacated, unbonded or unstayed for a period of sixty days; or (vi) certain bankruptcy proceedings. Upon the occurrence of an event of default, the interest rate on that particular promissory note will be 18%.

The Company is in the process of renegotiating the maturity date of the Southridge Partners note that matured July 31, 2007.

Litigation

On May 2, 2007, the Company reached a revised settlement plan with a settlement in connection with the Cary Naddell matter.   Such settlement called for the Company to issue 20,000,000 shares in lieu of $100,000 and Naddell and the Company have settled all issues.  The Company also agreed to register these shares in its next registration statement.

On July 31, 2007, Foley Hoag, LLP (“Foley”) filed a lawsuit against the Company in Suffolk County Massachusetts Superior Court.  Foley’s suit alleges the Company did not pay Foley $222,295 for services and related fees provided by Foley to the Company.  On November 20, 2007, Foley filed a Motion to Assess Damages, amending the amount of their claim against the Company to $260,718, including interest.  The Company has received no further communication regarding Foley’s claim nor is the Company contesting its claim.

Formation of new subsidiary-Fairfield Consumer Group

On February 19, 2008, the Company announced it established a separate subsidiary focused on providing specialized finance, consulting, and strategic advisory services to small and medium sized businesses in the retail sector that require customized finance and sophisticated assistance.  The subsidiary plans to offer capital in a variety of forms to its clients, including senior asset-based loans, senior cash flow loans, mortgage loans and mezzanine loans, equity and equity derivatives. It is anticipated that capital to client companies will generally range from $250,000 to $3.0 million, with an average investment size of approximately $1.0 million.  The companies are anticipated to remain as clients of the new subsidiary for between one and two years.

The Company announced that Donald Jones, a veteran retail executive, will oversee the new, subsidiary, to be called Fairfield Consumer Group, as its Managing Director. Mr. Jones is currently Founder, Chairman, and CEO of Pogan Retail, LLC, a consulting firm that assists companies with operational efficiencies, brand development, and retail management, specifically providing strategic support to emerging and early stage retail and consumer product companies.  Pogan Retail has a team of consultants and alliances with other advisory firms in other categories, and a national network of industry professionals.  It has provided services to such client companies as Liz Claiborne, Utrecht Art Supplies, Buckler Menswear, and D.O.C. Optics, New York & Company, Tabitha Geary, Total Luxury Group, Petals Decorative Accents, and 21 Woods.  Mr. Jones has held senior executive positions in retailers such as IKEA, Macy's, Target Corp, and GAP, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Board Composition. Our board of directors is divided into three classes, each of which serves a three-year term. The term of one class of directors expires each year at the annual meeting of stockholders. Each director also continues to serve as a director until his or her successor is duly elected and qualified. Thomas L. Folsom is a Class I director and Michael Sheppard is a Class III director. Mr. Sheppard was elected at a special meeting of our stockholders held on March 22, 2004. Mr. Folsom was appointed to fill a vacancy left by the resignations of previous directors. Ordinarily, the three classes of directors serve for staggered terms of three years each. However, because we have not had an annual meeting since April 26, 2006, our current directors will serve until our next annual meeting of stockholders and thereafter until a successor is duly elected and qualified. In the event we have a 2007 annual meeting, the term of our Class I director would next expire at our 2008 annual meeting of stockholders, the term of our Class II director would next expire at our 2008 annual meeting of stockholders, and the term of our Class III director would next expire at our 2010 annual meeting of stockholders.

Executive Directors and Officers

As of September 30, 2008, our directors and executive officer are as follows:

Name	Age	Position
Michael Sheppard	59	Chief Executive Officer, President, Acting Chief Financial Officer, Chief Operating Officer, and Chairman of the Board
Thomas L. Folsom	55	Director

Michael Sheppard has served as our president, chief operating officer and chief financial officer since July 2004. He has served as our acting chairman of our board of directors since November 2001. From May 2003 to July 2004, he served as our vice president and chief operating officer of our licensed technology division. From December 2002 to May 2003, he served as a consultant to our company. From 1997 to December 2002, he served as the president and chief operating officer of Technest Holdings, Inc. (f/k/a Financial Intranet, Inc.). From 1995 to 1997, Mr. Sheppard served as the chief operating officer of Freelinq Communications, a provider of real time video-on-demand via ATM/XDSL technology. From 1992 to 1995, he served as the chief executive officer of MLS Lighting, Ltd., a company in the entertainment sector. From 1980 to 1992, Mr. Sheppard served as the president of Lee America, a Westward Communications Company. Mr. Sheppard received a BA and an MFA from New York University.

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

Recent Events - Resignations

Randolph A. Graves resigned as a director of the Company on May 16, 2005.  Mark Allen resigned as a director of the Company on December 29, 2005.  K. Ivan F. Gothner resigned as a director of the Company on February 29, 2008.  Each of these former directors resigned to pursue other business interests.

Family and Other Relationships

There are no family relationships between any of the present directors or executive officer of the Company.

Involvement in Certain Legal Proceedings

To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

To the knowledge of management, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)
Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

(2)	Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, commodities, securities or banking activities;

(4)
Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting him or her for more than 60 days from engaging in, or being associated with any person engaging in, any type of business, commodities, securities or banking activities;

(5)
Was found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission (“CFTC”) to have violated any federal or state securities law or Federal commodities law, and the judgment in such civil action or finding by the SEC or CFTC has not been subsequently reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such Officers, Directors, and stockholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

Based solely on a review of the Forms 3, 4 and 5, and amendment thereto and written representations provided to us, we believe that during and prior to the fiscal year ended December 31, 2006, Michael Sheppard, our president, chief executive officer, acting chief financial officer and director, did not timely file an initial statement of ownership on Form 3.  In addition, during 2004, Michael Sheppard was awarded three options to purchase an aggregate 1,200,000 shares of our common stock, none of which was not timely reported on Form 4.

CODE OF ETHICS

While the Company recognizes the need for a formal code of ethics policy, one has not been adopted, and  as of the date of this Annual Report, a formal code of ethics policy is under consideration.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The full Board of Directors serves as the Audit Committee.  The Board of Directors has determined that Mr. Folsom is independent as defined by Section 10A(m)(3) of the Exchange Act, and that he is also an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.  The Company has not adopted an Audit Committee Charter although one is under consideration as of the date of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objectives of our compensation programs are twofold: (i) to attract and retain qualified and talented professional individuals to perform the duties of our executive offices and (ii) to fairly reward our executive officers for their overall performance in long term management of the affairs of our Company.

Our full Board of Directors serves as the Compensation Committee's and the Committee’s  goal is to develop executive compensation policies that offer competitive compensation opportunities for all executives which are based on personal performances, individual initiative and achievement, as well as assisting us in attracting and retaining qualified executives. The Compensation Committee also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value.

Compensation that we pay to our executive officers generally consists of the following elements: base salary, annual bonus and long-term compensation in the form of stock options and, when applicable, matching contributions under our 401(k) Savings Plan. Compensation levels for executive officers for each fiscal year is determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Compensation Committee's executive compensation philosophy. Subjective considerations of individual performance are considered in establishing annual bonuses and other incentive compensation. In addition, the Compensation Committee considers our financial position and cash flow in making compensation decisions.

In addition, we have certain broad-based employee benefit plans in which all of our employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. While we have a 401(k) Savings Plan which provides for matching contributions at managements discretion, no such matching contributions have been made since the inception of the plan.

We choose to pay each element of compensation described above in order to best meet our goal of attracting and retaining qualified and talented professional individuals.   We consider the salary component of our compensation program as important and we try to be competitive with what we believe to be the compensation of other companies of similar size and scope of operations.  To date, we have not engaged the services of a compensation review consultant or service in view of the cost of such services compared to our size and revenues.  We include the stock option element of compensation in order to provide additional compensation in the long term commensurate with the Company’s growth and increased share value that may result from the executive-recipient’s performance.  The award of a bonus upon review of the Company’s performance provides an additional incentive for increased performance.  The lack of other compensation benefits such as other insurance, retirement or retirement savings plans compels the importance of the salary and stock option elements of our compensation program.

We determine the amount for each element to pay by reviewing annually the existing compensation levels of our executive officers and the Company’s performance since the last annual review, and consider whether an increase or decrease in the compensation level may be appropriate during the upcoming annual period using the factors described above. The Company has no existing formula for determination of the salary, stock options or bonus elements of compensation.

Each compensation element and our decisions regarding that element fit into our overall compensation objectives and affect our decisions regarding other elements in the following manner:  As stated above, we consider the salary and stock option elements to be the significant elements of overall compensation and are intended to serve primarily as current and long-term compensation, respectively.  Our review of salary levels and consideration of bonus awards on an annual basis and vesting of options over a forward period enable us to attempt to meet our objectives of attracting and maintaining qualified and talented professional individuals in service as our executive officers.

COMPENSATION COMMITTEE REPORT

The Report of the Compensation Committee (the “Compensation Report”) does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Compensation Report by reference therein.

Recommendations of the Compensation Committee. We have reviewed and discussed the Compensation Discussion & Analysis (“CD&A”) with the Company’s management. Based on this review and these discussions, we recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

This report has been furnished by the Compensation Committee of the Board of Directors.

Thomas L. Folsom, Chairman
Michael Sheppard

December 15, 2008

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company's former Chief Executive Officer, current Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended December 31, 2006, 2005 and 2004. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Michael Sheppard (2) President, Chief Executive Officer and Chief Operations Officer	2006	$184,900	—	—	$10,120	—	—	—	$195,020
	2005	$163,750	—	—	$2,092	—	—	—	$165,843
	2004	$158,000	—	—	$2,090	—	—	—	$160,090
Notes:
(1)	Each of the Company’s executive officers also is eligible to receive cash bonuses to be awarded at the discretion of the Compensation Committee of the Board of Directors.

(2)
Michael Sheppard served as our vice president of our licensed technologies division until July 2004 when he was appointed by the board of directors to serve as our president, acting chief financial officer and chief operating officer.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of	All other option awards: Number of securities underlying		Exercise or base price of option	Grant date fair value of stock
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	stock or units (#)	options (#)		awards ($/Sh)	and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)		(k)	(l)
Michael Sheppard	02/09/06	—	—	—	—	—	—	—	50,000	(1)	$0.009	$899
	02/09/06	—	—	—	—	—	—	—	12,500	(1)	$0.009	90
	07/12/06	—	—	—	—	—	—	—	1,000,000	(1)	$0.050	17,963
	09/29/06	—	—	—	—	—	—	—	250,000	(1)	$0.018	4,495
	12/29/06	—	—	—	—	—	—	—	250,000	(1)	$0.006	1,623

(1)	Each of these options were fully vested as of the grant date, were issued pursuant to the Company’s Employee Stock Option Plan and expire ten years from the grant date.

Outstanding equity awards at fiscal year-end table

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Sheppard	600,000	—	—	$0.050	01/30/13
	300,000	—	—	$0.030	12/09/14
	300,000	—	—	$0.040	08/18/15
	62,500	—	—	$0.009	02/08/16	—	—	—	—
	1,000,000	—	—	$0.050	07/11/16
	250,000	—	—	$0.018	09/28/06
	250,000	—	—	$0.006	12/28/16

Option exercises and stock vested table

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
	—	—	—	—

There were no options exercised or vested during the fiscal year ending December 31, 2006 other than those noted as issued above.

    Pension benefits

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
	—	—	—	—

There were no pension plans in-place during year 2006 for the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for 2006.

 Nonqualified defined contribution and other nonqualified deferred compensation plans.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
		—	—	—	—

 There were no nonqualified defined contribution and other nonqualified deferred compensation plans in place during year 2006 for the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for 2006.

Director Compensation

Directors who are employed as executive officers receive no additional compensation for service on the board.  All directors are reimbursed for travel and other expenses relating to attendance at board and committee meetings. Directors who are not employees of the Company are eligible to receive $1,000 per Board meeting attended. However, we have never made payments to our directors for attending meetings.  Directors are eligible to receive automatic grants of stock options under the Company’s Non-Employee Directors Stock Option Plan and may receive additional grants of options under such plan at the discretion of the Compensation Committee of the Board of Directors. None of our directors received any compensation for services as directors in 2005.  Tom Folsom and K.I.F Gothner received compensation in 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Michael Sheppard	—	—	—	—	—	—	—

Thomas L. Folsom(1)	—	—	$8,004	—	—	—	$8,004

K. Ivan F. Gothner(2) (Resigned February 29, 2008)	—	—	$10,609	—	—	—	$10,609
.
(1)           Thomas L. Folsom received four ten-year option grants in 2006, including 5,000 on February 9, 2006, at an exercise price of $0.0090; 100,000 on July 12, 2006 at an exercise price of $0.05; 250,000 on September 29, 2006 at an exercise price of $0.018 and 250,000 on December 29, 2006 at an exercise price of $0.006.  At December 31, 2006, Mr. Folsom held options totaling 605,000 shares of the Company’s common stock.

(2)           K. Ivan F. Gothner received three ten-year option grants in 2006, including 250,000 on July 12, 2006 at an exercise price of $0.05; 250,000 on September 29, 2006 at an exercise price of $0.018 and 250,000 on December 29, 2006 at an exercise price of $0.006.  At December 31, 2006, Mr. Gothner held options totaling 767,500 shares of the Company’s common stock.

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

Pursuant to this provision, in 2005 we issued options to purchase an aggregate 900,000 shares of our common stock to Mr. Allen. The agreement further provided that within 30 days after December 31, 2005, we are required to issue a second non-statutory stock option to purchase a number of shares of common stock equal to the difference of (a) 1% of the common stock issued and outstanding as of December 31, 2005 minus (b) 600,000. All options issuable under the agreement were to be fully vested on the grant date. This agreement, and any equity interests Mr. Allen had in Global Matrechs (including options already granted), was terminated in connection with our sale of True to Form to him on December 29, 2005.  The employment agreement itself was also terminated in connection with the sale of True to Form.

Compensation Committee Interlocking and Insider Participation

No interlocking relationship exists between any member of the Company's Board of Directors serving as the Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on May 10, 2007, there were issued and outstanding 194,012,129 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of May 10, 2007 by:

·	each person known by us to be the beneficial owner of more than five percent of our common stock;
·	each of our directors;
·	each executive officer named in the summary compensation table; and
·	all of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares included in the “Right to Acquire” column consist of shares that may be purchased through the exercise of options that vest within 60 days of May 10, 2007.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percent
Michael Sheppard	-	1,690,000	1,690,000	2.3%
K. Ivan F. Gothner	-	767,500	767,500	1.1%
Thomas L. Folsom	-	605,000	605,000	0.9%
All current directors and executive officers as a group (3 persons)	-	3,062,500	3,062,500	4.3%
 ______________________
*	Represents beneficial ownership of less than 1.0%.

EQUITY COMPENSATION PLAN DISCLOSURE

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We sold substantially all of our assets used in our hosting and web site maintenance business to Tulix Systems, Inc. Timothy R. Robinson, George Bokuchava and Nino Doijashvili are the officers and directors of Tulix and own all of its outstanding stock. Until, May 31, 2004, they were also our officers and directors, with the exception of Mr. Robinson who resigned as a director on July 1, 2004. As consideration for these assets, Tulix issued to us shares of its common stock that represents 15% of its outstanding shares; issued to us a secured promissory note for a principal amount of $70,000; and, assumed certain of our obligations. The promissory note was paid back in May 2006 and the 15% interest in Tulix was sold back to the current management of Tulix for $50,000 on May 18, 2007.

In May 2003, we entered into a licensing agreement with Eurotech, Ltd. Dr. Graves, who was then a member of our board of directors and a vice president (resigned May 16, 2005), was also the chief financial officer and a member of the board of directors of Eurotech. In exchange for the licenses, we issued to Eurotech 11,250 shares of our Series F preferred stock and 1,069 shares of our Series G preferred stock, and agreed to pay Eurotech a royalty of seven percent (7%) on net sales generated by the licensed technologies and a royalty of four percent (4%) on net sales generated by products and services that are improvements on the licensed technologies. As of the date of this Annual Report, nothing is due from the Company to Eurotech under the license agreement.  The holders of the outstanding shares of our Series F preferred stock cancelled their outstanding shares of our Series F preferred stock in exchange for shares of our Series H preferred stock.

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

In July 2003, we executed a secured promissory note in favor of McNab, LLC that allows us to borrow up to $542,950. McNab, LLC owns the outstanding shares of our Series C, Series D, and Series E preferred stock. In addition, McNab, LLC agreed to accept shares of our common stock as payment for approximately $2,000,000 of penalties that may be owed for our failure to register for resale shares of our common stock issuable upon conversion of its outstanding preferred stock.

On December 31, 2004 we entered into an agreement and plan of Merger (the “Merger Agreement”) to acquire True to Form, a private company wholly and controlled by one of our directors Mark Allen.

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

Director Independence

The Over-the-Counter Bulletin Board does not have rules regarding director independence.  Our determination of independence of directors is made using the definition of “independent director” contained in the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ.  We have determined that Mr. Folsom is “independent” within the meaning of such rules. Michael Sheppard is not “independent” under these rules, due to his position as an executive officer of our Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31,	December 31,
	2006	2005

(i) Audit Fees	$42,000	$38,000

(ii) Audit Related Fees	$-	$-

(iii) Tax Fees	$4,000	$4,000

(iv) All Other Fees	$-	$-

TOTAL	$46,000	$42,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Homecom Communications, Inc.’s (the former name of the Company) financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Sherb & Company, LLC in connection with statutory and regulatory filings or engagements.  Audit and tax services for the year ended December 31, 2006 were provide by Li & Co, PC.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Homecom Communications, Inc.’s financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

PRE-APPROVAL POLICIES AND PROCEDURES. The Company does not have an audit committee. The Board of Directors has approved Future Now Group to serve as the Company’s outside accounting firm. It is the policy of the Company that all services provided by Mantyla & McReynolds, LP, shall be pre-approved by the Board of Directors. Mantyla & McReynolds, LP will provide the Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services. Pre-approval of audit and permitted non-audit services may be given by the Board of Directors at any time up to one year before the commencement of such services by Mantyla & McReynolds, LP. Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management of the Company will not be called upon to make a judgment as to whether a particular proposed service by Mantyla & McReynolds, LP fits within such pre-approved category of services and (ii) the Board of Directors also establishes a limit on the fees for such pre-approved category of services.

ITEM 15. EXHIBITS.

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-K	Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger dated December 31, 2004 with True To Form, Limited, TTF Acquisition Corp. and Mark J. Allen		8-K	January 6, 2005	2.1

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation		8-K	June 15, 2004	3.1

3.2	Amended and Restated Certificate of Incorporation		S-1	September 18, 1996	3.1

3.3	Amended and Restated By-Laws		S-1	September 18, 1996	3.2

3.4	Certificate of Designation, Rights, Preferences, Qualifications, Limitations and Restrictions of Series A Convertible Preferred Stock		S-1/A	January 29, 1998	3.3

3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	June 15, 2004	3.2

3.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		10-K	March 31, 1999	10.49

3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	June 15, 2004	3.4

3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		S-1	May 10, 1999	3.5

3.9	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock		S-1	May 10, 1999	3.6

3.10	Amended Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock		S-3	June 1, 2000	3.7

3.11	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock		10-K	April 15, 2003	3.8

3.12	Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock		10-K	April 15, 2003	3.9

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-K	Form	Filing Date	Exhibit No.

3.13	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock		10-Q	October 29, 2003	3.1

3.14	Certificate of Designations, Preferences and Rights of Series I Convertible Preferred Stock		10-QSB	August 16, 2004	3.1

4.1	Specimen stock certificate		S-1	November 1, 1996	4.2

4.2	2% Secured Convertible Promissory Note issued to Southridge Capital Partners dated October 19, 2004		8-K	October 19, 2005	4.1

4.3	Form of 2% Secured Convertible Promissory Note issued to each of Colonial Fund, LLC and Dean DeNuccio on October 22, 2004		8-K	October 22,2005	4.1

4.4	2% Secured Convertible Promissory Note dated December 3, 2004 issued to Deer Creek Fund, LLC		8-K	December 8, 2004	99.1

4.5	2% Secured Convertible Promissory Note issued to Woodward, LLC		8-K	February 2, 2005	10.4

4.6	2% Secured Convertible Promissory Note issued to Southridge Partners, LP on January 31, 2005		8-K	February 2, 2005	10.2

4.7	Nonnegotiable 2% Secured Convertible Promissory Note issued to Southridge Partners, LP on March 2, 2005		8-K	March 7, 2005	4.2

4.8	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners, LP on April 11, 2005		8-K	April 15, 2005	4.2

4.9	Non-negotiable 2% Secured Convertible Promissory Note issued to Southridge Partners, LP on May 12, 2005		8-K	May 17, 2005	4.2

4.10	Non-negotiable 2% Secured Convertible Promissory Note issued to McNab, LLC on June 14, 2005		8-K	June 20, 2005	4.1

4.11	Non-negotiable 2% Secured Convertible Promissory Note issued McNab, LLC on August 1, 2005		8-K	August 1, 2005	4.2

4.12	Non-negotiable 2% Secured Convertible Promissory Note issued McNab, LLC on September 14, 2005		8-K	September 14, 2005	4.2

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-K	Form	Filing Date	Exhibit No.

4.13	Non-negotiable 2% Secured Convertible Promissory Note issued McNab, LLC on October 3, 2005		8-K	October 3, 2005	4.2

10.1	Letter of Engagement with Trilogy Capital Partners, Inc. dated December 22, 2004		8-K	December 16, 2004	99.2

10.2	Securities Purchase Agreement dated October 19, 2004 between Global Matrechs, Inc. and Southridge Partners, LP		8-K	October 19, 2004	99.1

10.3	Form of Securities Purchase Agreements dated October 22, 2004 between Global Matrechs, Inc. and each of Colonial Fund, LLC and Dean DeNuccio		8-K	October 22, 2004	99.1

10.4	Securities Purchase Agreement dated December 3, 2004 between Global Matrechs, Inc. and Deer Creek Fund, LLC		8-K	December 8, 2004	99.3

10.5	Second Securities Purchase Agreement dated April 11, 2005 between Global Matrechs, Inc. and Southridge Partners, LP		8-K	April 15, 2005	10.1

10.6	Securities Purchase Agreement dated May 12, 2005 between Global Matrechs, Inc. and Southridge Partners, LP		8-K	May 17, 2005	10.1

10.7	Securities Purchase Agreement dated June 14, 2005 between Global Matrechs and McNab, LLC		8-K	July 11, 2005	10.1

10.8	Private Equity Credit Agreement dated July 5, 2005 with Brittany Capital Management, Limited		8-K	July 11, 2005	10.1

10.9	Registration Rights Agreement dated July 5, 2005 with Brittany Capital Management, Limited		8-K	June 30, 2005	10.2

10.10	Employment Agreement between Global Matrechs and Mark Allen dated January 31, 2005		10-QSB	August 22, 2005	10.13

10.11	Security Agreement between True To Form, Limited, Mark Allen and Global Matrechs, Inc. dated December 31, 2004		8-K	January 6, 2005	10.2

10.12	Collateral Pledge Agreement dated as of December 31, 2004 is made by Global Matrechs, Inc. in favor of Mark Allen		8-K	January 6, 2005	10.4

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-K	Form	Filing Date	Exhibit No.

10.13	Second Securities Purchase Agreement dated January 31, 2005 between Global Matrechs, Inc. and Southridge Partners, LP		8-K	February, 2005	10.1

10.14	Exchange Agreement between Global Matrechs and Woodward, LLC dated January 31, 2005		8-K	February 4, 2005	10.3

10.15	Securities Purchase Agreement dated August 1, 2005 between Global Matrechs, Inc. and McNab, LLC		8-K	August 1, 2005	10.1

10.16	Securities Purchase Agreement dated September 14, 2005 between Global Matrechs, Inc. and McNab, LLC		8-K	September 14, 2005	10.1

10.17	Securities Purchase Agreement dated October 3, 2005 between Global Matrechs, Inc. and McNab, LLC		8-K	October 3, 2005	10.1

10.18	Stock Purchase Agreement dated December 29, 2005 between Global Matrechs, Inc., Mark Allen, and True to Form Limited, Inc.		8-K	January 6, 2006	10.1

10.19	Promissory Note issued to Global Matrechs, Inc. by True to Form Limited, Inc.		8-K	January 6, 2006	10.2

10.20	Private Equity Credit Agreement dated January 10, 2006 with Brittany Capital Management, Limited		8-K	January 13, 2006	10.1

21.1	List of Subsidiaries.		S-1/A	January 29, 1998	21.1

23.1	Consent of prior certifying accountant to incorporate opinion	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MATRECHS, INC.

Date: January 15, 2009	By:	/s/ Michael Sheppard
Michael Sheppard Title: President, Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 15, 2009	By:	/s/ Michael Sheppard
Michael Sheppard Title: President, Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer (principal executive officer; principal financial and accounting officer)

Date: Janaury 15, 2009	By:	/s/ Thomas L. Folsom
Thomas L. Folsom Title: Director